Form 10-Q
period 1996-03-31
DIAMETRICS MEDICAL INC
filed 1996-05-15
CIK 895380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                               ------------------------------------------------

[ ]  TRANSFER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  ----------------------
Commission File Number:            0-21982
                       --------------------------------------------------------

                           Diametrics Medical, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Minnesota                                            41-1663185
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS employer ID No.)
 incorporation or organization)

    2658 Patton Road, Roseville,                             55113
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 612-639-8035
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes  [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

     Common Stock, $.01 Par Value                   14,953,702
    ------------------------------     -----------------------------------
            (Class)                      (Outstanding at March 31, 1996)

                           DIAMETRICS MEDICAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q


PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Condensed Financial Statements:

                Condensed Balance Sheets as of March 31, 1996
                (Unaudited) and December 31, 1995                   3

                Condensed Statements of Operations
                (Unaudited) for the three months ended
                March 31, 1996 and 1995                             4

                Condensed Statements of Cash Flows
                (Unaudited) for the three months ended
                March 31, 1996 and 1995                             5

                Notes to Condensed Financial
                Statements (Unaudited)                              6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                10

PART II.   OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K                         12

           SIGNATURES                                               13
           ----------

                          DIAMETRICS MEDICAL, INC.
                          CONDENSED BALANCE SHEETS

                                                                                             March 31,     December 31,
                                                                                               1996            1995
                                                                                           -----------     ------------
                                                                                           (unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                                                              $ 2,679,425     $ 2,702,232
    Marketable securities                                                                   18,931,621      25,789,265
    Accounts receivable:
      Trade, net                                                                               559,364         562,409
      Nontrade                                                                                 371,632         400,639
    Inventories                                                                              2,361,203       1,114,332
    Prepaid expenses and other current assets                                                  132,577         128,374
                                                                                           -----------     -----------

      Total current assets                                                                  25,035,822      30,697,251

  Property and equipment                                                                    10,947,627      10,840,323
  Less accumulated depreciation and amortization                                            (5,600,156)     (5,000,597)
                                                                                           -----------     -----------

                                                                                             5,347,471       5,839,726
                                                                                           -----------     -----------

  Other assets                                                                                 124,799          82,624
                                                                                           -----------     -----------

                                                                                           $30,508,092     $36,619,601
                                                                                           ===========     ===========

LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                       $   806,565     $ 1,554,573
    Accrued expenses                                                                         1,113,947         847,544
    Short-term note payable                                                                     11,152          44,608
    Capital lease obligations, current portion                                               1,064,814       1,056,130
    Deferred gain on sale/leaseback, current portion                                            71,045          71,045
                                                                                           -----------     -----------

      Total current liabilities                                                              3,067,523       3,573,900

  Long-term liabilities:
    Capital lease obligations, excluding current portion                                     1,617,902       1,803,982
    Deferred gain on sale/leaseback, excluding current portion                                  29,609          47,369
                                                                                           -----------     -----------

      Total liabilities                                                                      4,715,034       5,425,251
                                                                                           -----------     -----------

  Common shareholders' equity:
    Common stock, 01 par value: $.01 par value: 20,000,000 authorized 14,953,702
      and 14,900,141 shares issued and outstanding                                             149,537         149,001
    Additional paid-in capital                                                              87,635,574      87,489,392
    Accumulated deficit                                                                    (61,992,053)    (56,444,043)
                                                                                           -----------     -----------

      Total common shareholders' equity                                                     25,793,058      31,194,350
                                                                                           -----------     -----------

                                                                                           $30,508,092     $36,619,601
                                                                                           ===========     ===========

                           DIAMETRICS MEDICAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                  March 31,      March 31,
                                                    1996           1995
                                                 -----------    -----------
                                                 (unaudited)    (unaudited)
Net sales                                        $   609,571     $   332,767

Cost of sales                                      2,296,297       1,989,032
                                                 -----------     -----------
  Gross profit (loss)                             (1,686,726)     (1,656,265)
                                                 -----------     -----------
Operating expenses:
  Research and development                         1,527,482       1,371,706
  General and administrative                         925,975         673,477
  Sales and marketing                              1,603,134       1,188,497
                                                 -----------     -----------
  Total operating expenses                         4,056,591       3,233,680
                                                 -----------     -----------
Operating loss                                    (5,743,317)     (4,889,945)

Other income (expense), net                          195,307          (1,324)
                                                 -----------     -----------
Net loss                                         $(5,548,010)    $(4,891,269)
                                                 ===========     ===========
Net loss per common share (unaudited)            $     (0.37)    $     (0.45)
                                                 ===========     ===========
Weighted average number of
common shares outstanding (unaudited)             14,912,859      10,779,468
                                                 ===========     ===========

                           DIAMETRICS MEDICAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                      Three Months Ended
                                                                                                  March 31,          March 31,
                                                                                                    1996               1995
                                                                                                -----------        -----------
                                                                                                (unaudited)        (unaudited)

Cash flow from operating activities:
    Net loss                                                                                    $(5,548,010)       $ (4,891,269)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                                                666,323             595,699
       (Gain)/loss on disposal of property and equipment                                             (1,686)             17,977
       Change in operating assets and liabilities:
           Trade receivables, net                                                                     3,045            (153,722)
           Nontrade receivables                                                                      29,007              10,117
           Inventories                                                                           (1,246,871)            (92,969)
           Prepaid expenses and other current assets                                                 (4,203)             58,856
           Accounts payable                                                                        (748,008)           (259,038)
           Accrued lawsuit settlement                                                                     -              14,100
           Accrued expenses                                                                         266,403             241,291
                                                                                                -----------        ------------

        Net cash used in operating activities                                                    (6,584,000)         (4,458,958)

Cash flow from investing activities:
    Purchases of property and equipment                                                            (190,142)           (910,154)
    Proceeds from sales of property and equipment                                                   102,586             671,136
    Purchases of marketable securities                                                           (3,967,356)        (11,708,783)
    Proceeds from maturities of marketable securities                                            10,825,000           8,604,000
    Other assets                                                                                    (42,175)            192,446
                                                                                                -----------        ------------

        Net cash used in investing activities                                                     6,727,913          (3,151,355)

Cash flow from financing activities:
    Principal payments on short-term note payable                                                   (33,456)            (36,960)
    Net proceeds from issuance of common stock                                                      146,718           8,658,844
    Payments for redeemable common stock                                                                  -          (1,000,000)
    Principal payments on capital lease obligations                                                (279,982)           (224,370)
                                                                                                -----------         -----------

        Net cash provided by financing activities                                                  (166,720)          7,397,514
                                                                                                -----------         -----------

        Net (decrease) increase in cash
         and cash equivalents                                                                       (22,807)           (212,799)

Cash and cash equivalents at beginning of period                                                  2,702,232           1,149,311
                                                                                                -----------        ------------

Cash and cash equivalents at end of period                                                      $ 2,679,425        $    936,512
                                                                                                ===========        ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                    $   139,607        $    107,006
                                                                                                ===========        ============


Supplemental disclosure of noncash investing and financing activites:
The Company entered into capital lease obligations for equipment of $102,586 and $669,186 for the three months ended March 31, 1996 and 1995, respectively.

                            DIAMETRICS MEDICAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS
- ---------------------------------------

The accompanying unaudited financial statements of Diametrics Medical, Inc. (the Company), a Minnesota corporation, have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

Results of operations for the interim periods are not necessarily indicative of a full year of operations.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------------------------------------------------------------------------------

      DESCRIPTION OF THE BUSINESS

            Diametrics Medical, Inc. (the Company), a medical device company, was incorporated in the state of Minnesota on January 26, 1990, and commenced operation in June 1990. The Company develops, manufactures and markets a proprietary in vitro blood chemistry testing system that provides immediate diagnostic results at the point of patient care. The Company emerged from development stage in the third quarter of 1994.

      LIQUIDITY

            The Company has incurred net operating losses since inception and has had limited revenue-producing activities. The Company's current operating plan will require the Company to raise additional capital by mid-1997. Management's intentions are to raise the capital through an alliance with a strategic corporate partner, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

      CASH AND CASH EQUIVALENTS

            Cash and cash equivalents include U.S. government money market funds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     MARKETABLE SECURITIES

            In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable debt and equity securities have been classified as held-to-maturity and are stated at amortized cost, which approximates estimated fair value. Securities held by the Company include U.S. government, Federal Agency obligations, certificates of deposit and high grade commercial debt securities.

            These securities are classified as held-to-maturity because of the Company's positive intent and ability hold its investments to maturity.

     INVENTORIES

            Inventories are stated at the lower of cost or market using the first in, first out method, with write-offs taken on IRMA disposable cartridges at the time shelf life falls below the number of days deemed acceptable for shipment to customers.

     PROPERTY AND EQUIPMENT

            Furniture, equipment and leasehold improvements are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Amortization is calculated on a straight-line basis over the life of the lease.

     REVENUE RECOGNITION

            The Company recognizes revenue at the later of point of shipment or final acceptance of trial instruments.

     NET LOSS PER COMMON SHARE

            Net loss per common share is computed based upon the weighted average number of common shares outstanding.

     PRODUCT WARRANTY

            The Company, in general, warrants the IRMA/R/ Analyzer and Battery Charger to be free from defects in material and workmanship under normal use and service for a period of one year after date of shipment, and warrants IRMA Cartridges to be free from defect in material and workmanship under normal use until their stated expiration date. Provisions are made for the estimated cost of maintaining product warranties for the IRMA Analyzer System and for the IRMA disposable cartridges at the time the products are sold.

      INCOME TAXES

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

      USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      NEW ACCOUNTING PRONOUNCEMENTS

            For 1996, the Company is required to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 121 is not expected to result in recognition of a cumulative effect of a change in accounting principle by the Company. SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans. Since the Company intends to elect continued recognition of certain stock-based compensation using the intrinsic value method prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no effect on the Company's expense recognition is expected. However, extensive new disclosures will be required in notes to consolidated financial statements.

NOTE 3 - INVENTORIES
- --------------------

Inventories consist of the following:


                                  March 31, 1996          December 31, 1995
                                  --------------          -----------------


            Raw materials           $1,940,455                $  782,287
            Work-in-process            266,829                   238,930
            Finished goods             153,919                    93,115
                                  ------------------------------------------
                                    $2,361,203                $1,114,332
                                  ==========================================


NOTE 4 - SHAREHOLDERS EQUITY
- ----------------------------

On March 31, 1995, pursuant to a settlement agreement entered into between the Company and PPG Industries in March 1994, PPG exercised its right to put 100,000 shares of Common Stock at $10 per share.

In February 1995, the Company completed the private placement of 1,754,635 shares of Common Stock at $5.50 per share, resulting in net proceeds to the Company of approximately $8,600,000, net of offering costs of approximately $1,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

SUMMARY
- -------

Diametrics Medical, Inc. (the Company), which began operations in 1990, is engaged in the development, manufacturing and marketing of a proprietary blood analysis system that utilizes disposable test cartridges to provide immediate results a the point-of-patient care. The Company's efforts have focused on comercialization of the IRMA (Immediate Response Mobile Analysis) System as a blood chemistry testing device for the hospital market.

The Company markets its products primarily to health care organizations in the United States through a direct sales force and outside the United States using various distributors. The Company continues to see growing strength in the overseas market as international revenues comprised approximately 39% of total first quarter revenues compared to 33% of fourth quarter 1995 revenues

As of March 31, 1996, the primary funding for the operations of the Company has been approximately $87,400,000 raised through public and private sales of its equity securities and the issuance of convertible promissory notes, all of which have been repaid or were converted into Common Stock.

RESULTS OF OPERATIONS
- ---------------------

SALES Sales of the Company's IRMA System were $609,571 for the three months ended March 31, 1996, compared to $332,767 for the same period last year. The Company's revenues are affected principally by the number of IRMA Systems placed in hospitals and other locations and the rate at which IRMA cartridges are used
at these locations.   As of March 31, 1996, the Company had 555 IRMA System
placements compared to 451 placements at December 31, 1995.

COST OF SALES   The Company incurred manufacturing costs associated with product sales of $2,296,297 for the three months ended March 31, 1996, compared to $1,989,032 for the same period in the prior year. This resulted in a negative gross profit because sales volume was not sufficient to absorb labor and overhead costs. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and manufacturing overhead costs) will be spread over a larger number of production units.

OPERATING EXPENSES Research and development expenditures were $1,527,482 for the three months ended March 31, 1996 compared to $1,371,706 for the same period in the prior year. The increase from the prior period reflects increased expenses associated with the continued expansion of the test menu for the IRMA System and development of the Company's next generation system, IRMA II. In addition, the Compnay continued to invest in product and process improvements designed to improve product performance and reduce production costs.

General and administrative expenses totaled $925,975 for the three months ended March 31, 1996, compared to $673,477 for the same period in the prior year. The increase from the prior period reflects the reclassification of certain corporate support functions to general and administrative.

Sales and marketing expenses totaled $1,603,134 for the three months ended March 31, 1996, compared to $1,188,497 for the same period in the prior year. The period-to-period increase reflects expansion of the direct sales force, addition of marketing personnel, and increased advertising and promotional activities. As of March 31, 1996, the Company had twenty-one direct sales representitives, three regional managers and three clinical specialists.

OTHER INCOME (EXPENSE) Net other income was $195,307 for the three months ended March 31, 1996 compared to a net expense of $1,324 for the same period in the prior year. The Company realized interest income of $362,986 for the three months ended March 31, 1996, compared to $177,541 for the same period in the prior year. The period-to-period increase reflects higher average cash balances resulting from the Company's financing activities. Interest expense totaled $139,607 for the three months ended March 31, 1996, compared to $121,106 for the same period in the prior year. The period-to-period increase reflects increased lease financing during 1996 and 1995.

NET LOSS Net loss for the three months ended March 31, 1996 was $5,548,010 compared to $4,891,269 for the same period in the prior year. The increase in net loss from the prior period reflects the Company's increased investments in sales and marketing, and development of the next-generation IRMA.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At March 31, 1996, the Company had working capital of approximately $21,968,299, a decrease of $5,155,052 from the working capital reported at December 31, 1995. This decrease is primarily the result of the net loss for the quarter. The Company has financed its operations to date primarily through the public and private sales of its equity securities, the issuance of convertible promissory notes and equipment financing arrangements.

At March 31, 1996, the Company had property and equipment of $10,947,627 less accumulated depreciation of $5,600,156 to support its development, manufacturing and administrative activities. The Company financed approximately $5,050,000 million through capital lease obligations, including $100,000 financed during 1996.

At March 31, 1996, the Company had net operating loss and research and development tax credit carry forwards for income tax purposes of approximately $58,846,000 and $701,000 respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carry forwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities, in public and private offerings, the Company has experienced a "change of ownership." As a result, the utilization of the Company's net operating loss and certain credit carry forwards incurred prior to these changes are subject to annual limitations.

The Company has incurred net operating losses since inception and has had limited revenue-producing activities. The Company's current operating plan will require the Company to raise additional capital by mid-1997. Management's intentions are to raise the capital through an alliance with a strategic corporate partner, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

     a.  Exhibits

         27 Financial Data Schedule

         99 Cautionary Statements Under Private Securities Litigation Reform
            Act of 1995.

     b.  Reports on Form 8-K

         None

                           DIAMETRICS MEDICAL, INC.



SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 3, 1996



                              DIAMETRICS MEDICAL, INC.


                              By: /s/ David T. Giddings
                                 ------------------------------
                                  David T. Giddings
                                  Chief Executive Officer



                              By: /s/ Dennis J. McFadden
                                  --------------------------------------------
                                  Dennis J. McFadden
                                  Chief Financial Officer