Form 10-Q
period 1996-06-30
DIAMETRICS MEDICAL INC
filed 1996-08-05
CIK 895380

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q

                              __________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              __________________

                        Commission file number 0-21982

                           DIAMETRICS MEDICAL, INC.
                Incorporated pursuant to the Laws of Minnesota

                              __________________

      Internal Revenue Service -- Employer Identification No. 41-1663185

                 2658 Patton Road, Roseville, Minnesota 55113
                                (612) 639-8035

                              __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No  [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on June 30, 1996, was 15,149,185.

                           DIAMETRICS MEDICAL, INC.

                                                                            PAGE
                                                                            ----

PART I --  FINANCIAL INFORMATION


     ITEM 1.           CONDENSED FINANCIAL STATEMENTS

                       Condensed Balance Sheets as of June 30, 1996
                       and December 31, 1995..................................3

                       CONDENSED STATEMENTS OF OPERATIONS:
                         Three Months Ended June 30, 1996 and 1995............4
                         Six Months Ended June 30, 1996 and 1995..............4

                       CONDENSED STATEMENTS OF CASH FLOWS:
                         Three Months Ended June 30, 1996 and 1995............5
                         Six Months Ended June 30, 1996 and 1995..............5

                       NOTES TO CONDENSED FINANCIAL STATEMENTS................6

     ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS....................9


PART II -- OTHER INFORMATION

     ITEM 1.           LEGAL PROCEEDINGS.....................................11

     ITEM 2.           CHANGES IN SECURITIES.................................11

     ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.......................11

     ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...11

     ITEM 5.           OTHER INFORMATION.....................................11

     ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................11

     SIGNATURES..............................................................14


                           DIAMETRICS MEDICAL, INC.
                           CONDENSED BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1996            1995
                                                   -----------    ------------
                                                   (unaudited)
ASSETS
     Current assets:
       Cash and cash equivalents                   $   624,636    $  2,702,232
       Marketable securities                        15,371,945      25,789,265
       Accounts receivable:
         Trade, net                                    572,871         562,409
         Nontrade                                      341,482         400,639
       Inventories                                   2,321,219       1,114,332
       Prepaid expenses and other current assets       277,220         128,374
                                                   -----------    ------------
               Total current assets                 19,509,373      30,697,251

     Property and equipment                         11,334,452      10,840,323
     Less accumulated depreciation and
       amortization                                 (6,324,235)     (5,000,597)
                                                   -----------    ------------
                                                     5,010,217       5,839,726
                                                   -----------    ------------
     Other assets                                      137,066          82,624
                                                   -----------    ------------
                                                   $24,656,656    $ 36,619,601
                                                   ===========    ============
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                            $   492,650    $  1,554,573
       Accrued expenses                              1,213,958         847,544
       Short-term note payable                          95,803          44,608
       Capital lease obligations, current
         portion                                     1,072,809       1,056,130
       Deferred gain on sale/leaseback,
         current portion                                71,045          71,045
                                                   -----------    ------------
               Total current liabilities             2,946,265       3,573,900

     Long-term liabilities:
       Capital lease obligations, excluding
         current portion                             1,346,564       1,803,982
       Deferred gain on sale/leaseback,
         excluding current portion                      11,849          47,369
                                                   -----------    ------------
               Total liabilities                     4,304,678       5,425,251
                                                   -----------    ------------
     Common shareholders' equity:
       Common stock, $.01 per value: 20,000,000
         authorized 15,149,185 and 14,900,141
         shares issued and outstanding                 151,492         149,001
       Additional paid-in capital                   88,257,010      87,489,392
       Accumulated deficit                         (68,056,524)    (56,444,043)
                                                   -----------    ------------
               Total common shareholders' equity    20,351,978      31,194,350
                                                   -----------    ------------
                                                   $24,656,656    $ 36,619,601
                                                   ===========    ============


                                               DIAMETRICS MEDICAL, INC.
                                          CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended                                  Six Months Ended
                                          June 30,                 June 30,                   June 30,               June 30,
                                            1996                     1995                       1996                   1995
                                      ----------------         ----------------           ----------------        ----------------
                                         (unaudited)              (unaudited)                (unaudited)             (unaudited)
Net sales                                  $   583,530              $   310,176               $  1,193,101             $   642,943

Cost of sales                                1,985,267                1,997,389                  4,281,564               3,986,421
                                           -----------              -----------               ------------             -----------
  Gross profit (loss)                       (1,401,737)              (1,687,213)                (3,088,463)             (3,343,478)
                                           -----------              -----------               ------------             -----------
Operating expenses:
  Research and development                   1,862,464                1,292,699                  3,389,946               2,664,405
  General and administrative                 1,187,482                  653,618                  2,113,457               1,327,095
  Sales and marketing                        1,662,730                1,349,069                  3,265,864               2,537,566
                                           -----------              -----------               ------------             -----------
  Total operating expenses                   4,712,676                3,295,386                  8,769,267               6,529,066
                                           -----------              -----------               ------------             -----------
Operating loss                              (6,114,413)              (4,982,599)               (11,857,730)             (9,872,544)

Other income (expense), net                     49,942                   14,319                    245,249                 (15,643)
                                           -----------              -----------               ------------             -----------
Net loss                                   $(6,064,471)             $(4,996,918)              $(11,612,481)            $(9,888,187)
                                           ===========              ===========               ============             ===========
Net loss per common share (unaudited)      $     (0.40)             $     (0.44)              $      (0.77)            $     (0.89)
                                           ===========              ===========               ============             ===========
Weighted average number of
common shares outstanding (unaudited)       15,094,419               11,346,335                 15,003,639              11,064,468
                                           ===========              ===========               ============             ===========


                                                     DIAMETRICS MEDICAL, INC.
                                                CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Three Months Ended                      Six Months Ended
                                                              June 30,            June 30,           June 30,            June 30,
                                                                1996                1995               1996                1995
                                                           --------------      --------------     --------------      --------------
                                                            (unaudited)         (unaudited)        (unaudited)         (unaudited)
Cash flow from operating activities:
   Net loss                                                 $ (6,064,471)       $ (4,996,918)      $(11,612,481)       $ (9,888,187)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                              706,319             597,678          1,372,642           1,193,377
      Common stock issued in lieu of salaries and wages                -             182,325                  -             182,325
      (Gain)/loss on disposal of property and equipment                -                 382             (1,686)             18,359
      Change in operating assets and liabilities:
         Trade receivables, net                                  (13,507)             19,381            (10,462)           (134,341)
         Nontrade receivables                                     30,150              (3,043)            59,157               7,074
         Inventories                                              39,984            (224,677)        (1,206,887)           (317,646)
         Prepaid expenses and other current assets               (48,840)             31,846            (53,043)             90,702
         Accounts payable                                       (313,915)           (149,378)        (1,061,923)           (408,416)
         Accrued lawsuit settlement                                    -              14,100                  -              28,200
         Accrued expenses                                        100,011            (103,629)           366,414             137,662
                                                            ------------        ------------       ------------        ------------
         Net cash used in operating activities                (5,564,269)         (4,631,933)       (12,148,269)         (9,090,891)

Cash flow from investing activities:
   Purchases of property and equipment                          (386,825)           (577,525)          (576,967)         (1,487,679)
   Proceeds from sales of property and equipment                       -               1,538            102,586             672,674
   Purchases of marketable securities                         (1,940,324)         (1,141,845)        (5,907,680)        (12,850,628)
   Proceeds from maturities of marketable securities           5,500,000           5,675,369         16,325,000          14,279,369
   Other assets                                                  (12,267)             13,030            (54,442)            205,476
                                                            ------------        ------------       ------------        ------------
      Net cash used in investing activities                    3,160,584           3,970,567          9,888,497             819,212

Cash flow from financing activities:
   Principal payments on short-term note payable                 (11,152)            (36,050)           (44,608)            (73,010)
   Net proceeds from issuance of common stock                    623,391              14,168            770,109           8,673,012
   Payments for redeemable common stock                                -                   -                  -          (1,000,000)
   Principal payments on capital lease obligations              (263,343)           (227,247)          (543,325)           (451,617)
                                                            ------------        ------------       ------------        ------------
      Net cash provided by financing activities                  348,896            (249,129)           182,176           7,148,385
                                                            ------------        ------------       ------------        ------------
      Net (decrease) increase in cash
       and cash equivalents                                   (2,054,789)           (910,495)        (2,077,596)         (1,123,294)

Cash and cash equivalents at beginning of period               2,679,425             936,512          2,702,232           1,149,311
                                                            ============        ============       ============        ============
Cash and cash equivalents at end of period                  $    624,636        $     26,017       $    624,636        $     26,017
                                                            ============        ============       ============        ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $    134,034        $    132,688       $    273,641        $    239,694
                                                            ============        ============       ============        ============

Supplemental disclosure of noncash investing and financing activities:
The Company entered into short-term notes payable of $95,803 and $147,569 during the three months ended June 30, 1996 and 1995, respectively.

The Company entered into capital lease obligations for equipment of $102,586 and $669,186 for the six months ended June 30, 1996 and
1995, respectively.

                            DIAMETRICS MEDICAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 - UNAUDITED FINANCIAL STATEMENTS
- ---------------------------------------

The interim condensed financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -------------------------------------------------------------------------------

     DESCRIPTION OF THE BUSINESS

          Diametrics Medical, Inc. (the "Company"), a medical device company, was incorporated in the state of Minnesota on January 26, 1990, and commenced operation in June 1990. The Company develops, manufactures and markets a proprietary in vitro blood chemistry testing system that provides immediate diagnostic results at the point of patient care. The Company emerged from development stage in the third quarter of 1994.

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

     INVENTORIES

          Inventories are stated at the lower of cost or market using the first in, first out method, with write-offs taken on IRMA/R/ (Immediate Response Mobile Analysis) disposable cartridges at the time shelf life falls below the number of days deemed acceptable for shipment to customers.

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

     PRODUCT WARRANTY

          The Company, in general, warrants the IRMA Analyzer and Battery Charger to be free from defects in material and workmanship under normal use and service for a period of one year after date of shipment, and warrants IRMA Cartridges to be free from defect in material and workmanship under normal use until their stated expiration date. Provisions are made for the estimated cost of maintaining product warranties for the IRMA Analyzer System and for the IRMA disposable cartridges at the time the products are sold.

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

NOTE 3 - INVENTORIES
- --------------------

Inventories consist of the following:

                                June 30,    December 31,
                                  1996          1995
                            --------------  ------------

          Raw materials         $1,890,042    $  782,287
          Work-in-process          179,056       238,930
          Finished goods           252,121        93,115
                            --------------  ------------
                                $2,321,219    $1,114,332
                            ==============  ============

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

SUMMARY
- -------

Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of a proprietary blood analysis system that utilizes disposable test cartridges to provide immediate results at the point-of-patient care. The Company's efforts have focused on commercialization of the IRMA/R/ (Immediate Response Mobile Analysis) System as a blood chemistry testing device for the hospital market.

The Company markets its products primarily to health care organizations in the United States through a direct sales force and outside the United States using various distributors.

As of June 30, 1996, the primary funding for the operations of the Company has been approximately $88,000,000 raised through public and private sales of its equity securities and the issuance of convertible promissory notes, all of which have been repaid or were converted into Common Stock.

RESULTS OF OPERATIONS
- ---------------------

SALES Sales were $583,530 and $1,193,101 for the three and six months ended June 30, 1996, compared to $310,176 and $642,943 for the same periods last year. The Company's revenues are affected principally by the number of IRMA Systems placed in hospitals and other locations and the rate at which IRMA cartridges are used at these locations. As of June 30, 1996, the Company had 642 IRMA System placements compared to 555 placements at March 31, 1996.

COST OF SALES The Company incurred manufacturing costs associated with product sales of $1,985,267 and $4,281,564 for the three and six months ended June 30, 1996, compared to $1,997,389 and $3,986,421 for the same periods in the prior year. This resulted in a negative gross profit as sales volume was not sufficient to absorb labor and overhead costs. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and manufacturing overhead costs) will be spread over a larger number of production units.

OPERATING EXPENSES RESEARCH and development expenditures were $1,862,464 and $3,389,946 for the three and six months ended June 30, 1996, compared to $1,292,699 and $2,664,405 for the same periods in the prior year. The increase from the prior periods reflect increased expenses associated with the continued expansion of the test menu for the IRMA System and development of the Company's next generation system, IRMA SL. In addition, the Company continued to invest in product and process improvements designed to improve product performance and reduce production costs.

General and administrative expenses totaled $1,187,482 and $2,113,457 for the three and six months ended June 30, 1996, compared to $653,618 and $1,327,095 for the same periods in the prior year. The increase from the prior period reflects the reclassification of certain corporate support functions to general and administrative.

Sales and marketing expenses totaled $1,662,730 and $3,265,864 for the three and six months ended June 30, 1996, compared to $1,349,069 and $2,537,566 for the same periods in the prior year. The period-to-period increase reflects expansion of the direct sales force, addition of marketing personnel, and increased advertising and promotional activities. As of June 30, 1996, the Company had twenty-one direct sales representatives, three regional managers and three clinical specialists.

OTHER INCOME (EXPENSE) Net other income was $49,942 and $245,249 for the three and six months ended June 30, 1996, compared to a net expense of $14,319 and $15,643 for the same periods in the prior year. The company realized interest income of $263,766 and $626,752 for the three and six months ended June 30, 1996, compared to $150,293 and $327,834 for the same periods in the prior year. The period-to-period increase reflects higher average cash balances resulting from the Company's financing activities. Interest expense totaled $134,034 and $273,641 for the three and six months ended June 30, 1996, compared to $146,788 and $267,894 for the same periods in the prior year. The period-to-period increase reflects a decrease in lease financing during 1996 compared to 1995.

NET LOSS Net loss for the three and six months ended June 30, 1996 was $6,064,471 and $11,612,481 compared to $4,996,918 and $9,888,187 for the same periods in the prior year. The increase in net loss from the prior periods reflects the Company's increased investments in sales and marketing, and development of the next generation system, IRMA SL.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, the Company had working capital of $16,563,108, a decrease of $10,560,243 from the working capital reported at December 31, 1995. This decrease is primarily the result of the net loss for the six months ended June 30, 1996. The Company has financed its operations to date primarily through the public and private sales of its equity securities, the issuance of convertible promissory notes and equipment financing arrangements.

At June 30, 1996, the Company had property and equipment of $11,334,452 up from $10,840,323 at December 31, 1995, less accumulated depreciation of $6,324,235 and $5,000,597 at June 30, 1996 and December 31, 1995, respectively. The Company has financed approximately $5,056,000 million through capital lease obligations, including $103,000 financed during 1996.

At June 30, 1996, the Company had net operating loss and research and development tax credit carry forwards for income tax purposes of approximately $64,684,000 and $701,000 respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carry forwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities, in public and private offerings, the Company has experienced a "change of ownership." As a result, the utilization of the Company's net operating loss and certain credit carry forwards incurred prior to these changes are subject to annual limitations.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  EXHIBITS

         EXHIBIT                                                   METHOD
         NO.                            DESCRIPTION               OF FILING
         ---                            -----------               ---------

         3.1                 Articles of Incorporation of the          (1)
                             Company

         3.2                 Bylaws of the Company                     (1)

         4.1                 Form of Certificate for Common            (1)
                             Stock

         4.2                 Form of Registration Rights               (1)
                             Agreement between the Company
                             and certain of its shareholders
                             and warrantholders

         4.3                 Form of Registration Rights               (4)
                             Agreement dated as of February
                             3, 1995, between the Company and
                             certain of its shareholders

         10.1                Real Property Lease dated May 3,          (1)
                             1990, between CommersKlodt, a
                             Minnesota General Partnership
                             and the Company

         10.2                Real Property Lease dated May             (1)
                             28, 1991, between CommersKlodt,
                             a Minnesota General Partnership
                             and the Company

         10.3                Real Property Lease dated July            (1)
                             2, 1991, between CommersKlodt, a
                             Minnesota General Partnership
                             and the Company

         10.4                Real Property Lease dated                 (1)
                             December 20, 1992, between
                             CommersKlodt, a Minnesota
                             General Partnership and the
                             Company

         10.5                Real Property Lease dated May             (1)
                             10, 1993, between CommersKlodt,
                             a Minnesota General Partnership
                             and the Company

         10.6                Equipment Sublease Agreement              (1)
                             dated August 12, 1992, between
                             FIM, Inc. and the Company

10.7                         Master Lease Agreement dated                   (1)
                             November 11, 1992, between
                             Bankers Leasing Association,
                             Inc. and the Company

10.8                         Master Equipment Lease Agreement               (1)
                             dated June 15, 1993, between the
                             Company and The Northern Leasing
                             Fund, as amended by Amendment
                             No. 1 dated June 8, 1994
                             (including form of warrant
                             issued in connection therewith)

10.9                         Master Equipment Lease Agreement               (1)
                             dated June 15, 1993, between the
                             Company and Phoenix Growth
                             Capitol Corp., as amended by
                             Amendment No. 1 dated June 8,
                             1994 (including form of warrant
                             issued in connection therewith)

10.10*                       1990 Stock Option Plan (as                     (3)
                             revised and restated), including
                             form of option agreement

10.11*                       1993 Directors' Stock Option                   (2)
                             Plan, as amended

10.12                        1995 Equalizing Director Stock                 (5)
                             Option Plan

10.13                        1995 Employee Stock Purchase Plan              (4)

10.14                        Agreement dated July 7, 1993,                  (1)
                             between the Company and AmHS
                             Purchasing Partners, L.P.

10.15                        Agreement dated January 1, 1995,               (4)
                             between the Company and Vencor,
                             Inc.

10.16                        Settlement Agreement and Mutual                (1)
                             General Releases dated March 25,
                             1994, among PPG Industries,
                             Inc., the Company, Walter L.
                             Sembrowich, David W. Deetz and
                             Kee Van Sin

10.17                        Letter agreement dated as of                   (3)
                             February 1, 1995, among the
                             Company, Alstate Venture Capital
                             and Frazier and Company L.P.

10.18                        Letter agreement dated January                 (3)
                             5, 1993, between the Company and
                             Michael F. Connoy

10.19                        Agreement dated June 29, 1990,                 (3)
                             between the Company and David W.
                             Deetz, as supplemented by the
                             letter agreement dated March 28,
                             1995

10.20                        Agreement dated June 29, 1990,                 (3)
                             between the Company and Walter
                             L. Sembrowich, Ph.D.

10.21                        Agreement dated December 21,                   (5)
                             1995, between the Company and
                             Walter L. Sembrowich, Ph.D.

10.22                        Agreement dated March 1, 1996,                 (5)
                             between the Company and Barbara
                             E. Roth

99                           Cautionary Statements Under        Filed herewith
                             Private Securities Litigation
                             Reform Act of 1995

     B.  REPORTS ON FORM 8-K

            None
- -------------
     *      Management compensatory plan filed pursuant to Item
            601(b)(10)(iii)(A) of Regulation S-K.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-78518) (the "Registration Statement").

     (2)    Incorporated by reference to the Company's 1995 Statement on Form
            10-K.

     (3)    Incorporated by reference to the Company's 1994 Statement on Form
            10-K.

     (4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-94442).

     (5) Incorporated by reference to the initial filing of the Company's 1995 Statement on Form 10-K.

                           DIAMETRICS MEDICAL, INC.



SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIAMETRICS MEDICAL, INC.



By: /s/ David T. Giddings
    ------------------------------------
        David T. Giddings
        Chief Executive Officer



By: /s/ Travis L. Murphy
    ------------------------------------
        Travis L. Murphy
        Chief Financial Officer



Dated:  August 5, 1996

                           DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX



EXHIBIT
NO.                                DESCRIPTION
- ---                                -----------

27                           Financial Data Schedule

99                           Cautionary Factors Under the Private
                             Securities Litigation Reform Act