Form 10-Q
period 1996-09-30
DIAMETRICS MEDICAL INC
filed 1996-11-14
CIK 895380

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

                              ------------------

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              ------------------

                        Commission file number 0-21982

                           DIAMETRICS MEDICAL, INC.
                Incorporated pursuant to the Laws of Minnesota

                              ------------------

      Internal Revenue Service -- Employer Identification No. 41-1663185

                 2658 Patton Road, Roseville, Minnesota 55113
                                (612) 639-8035

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 30, 1996, was 15,187,047.

================================================================================

                           DIAMETRICS MEDICAL, INC.

                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION

     ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                  CONDENSED STATEMENTS OF OPERATIONS:
                    Three Months Ended September 30, 1996 and 1995.........   3
                    Nine Months Ended September 30, 1996 and 1995..........   3

                  CONDENSED BALANCE SHEETS as of September 30, 1996
                  and December 31, 1995....................................   4

                  CONDENSED STATEMENTS OF CASH FLOWS:
                    Three Months Ended September 30, 1996 and 1995.........   5
                    Nine Months Ended September 30, 1996 and 1995..........   5

                  NOTES TO CONDENSED FINANCIAL STATEMENTS..................   6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................   8


PART II -- OTHER INFORMATION

     ITEM 1.      LEGAL PROCEEDINGS........................................  11

     ITEM 2.      CHANGES IN SECURITIES....................................  11

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..........................  11

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  11

     ITEM 5.      OTHER INFORMATION........................................  11

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................  11

     SIGNATURES............................................................  14


                           DIAMETRICS MEDICAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended                 Nine Months Ended
                                  September 30,    September 30,    September 30,    September 30,
                                      1996             1995             1996              1995
                                  -------------    -------------    -------------    -------------
Net sales                          $   669,848      $   377,708     $  1,862,949     $  1,020,651

Cost of sales                        1,874,630        1,698,529        6,156,194        4,782,276
                                   -----------      -----------     ------------     -------------

  Gross profit (loss)               (1,204,782)      (1,320,821)      (4,293,245)      (3,761,625)
                                   -----------      -----------     ------------     -------------
Operating expenses:
  Research and development           1,854,272        1,452,218        5,244,218        4,557,906
  General and administrative           871,314          872,794        2,984,771        2,661,280
  Sales and marketing                1,591,027        1,515,369        4,856,891        4,052,935
                                   -----------      -----------     ------------     -------------

  Total operating expenses           4,316,613        3,840,381       13,085,880       11,272,121
                                   -----------      -----------     ------------     -------------

Operating loss                      (5,521,395)      (5,161,202)     (17,379,125)     (15,033,746)

Other income (expense), net             37,123           64,809          282,372           49,166
                                   -----------      -----------     ------------     -------------

Net loss                           $(5,484,272)     $(5,096,393)    $(17,096,753)    $(14,984,580)
                                   ===========      ===========     ============     ============

Net loss per common share          $     (0.36)     $     (0.38)    $      (1.14)    $      (1.26)
                                   ===========      ===========     ============     ============

Weighted average number of
common shares outstanding           15,155,812       13,515,258       15,054,734       11,890,375
                                   ===========      ===========     ============     ============

                           DIAMETRICS MEDICAL, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                          September 30,      December 31,
                                                                              1996               1995
                                                                          ------------       ------------
ASSETS
  Current assets:
     Cash and cash equivalents                                            $  1,303,774       $  2,702,232
     Marketable securities                                                   9,615,529         25,789,265
     Accounts receivable:
        Trade, net                                                             707,288            562,409
        Nontrade                                                               290,068            400,639
     Inventories                                                             2,347,825          1,114,332
     Prepaid expenses and other current assets                                 250,671            128,374
                                                                          ------------       ------------
        Total current assets                                                14,515,155         30,697,251

  Property and equipment                                                    11,937,528         10,840,323
  Less accumulated depreciation and amortization                            (7,020,704)        (5,000,597)
                                                                          ------------       ------------
                                                                             4,916,824          5,839,726
                                                                          ------------       ------------
  Other assets                                                                  59,700             82,624
                                                                          ------------       ------------
                                                                          $ 19,491,679       $ 36,619,601
                                                                          ============       ============
LIABILITIES AND COMMON SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                     $    602,947       $  1,554,573
     Accrued expenses                                                        1,590,483            847,544
     Short-term note payable                                                    63,869             44,608
     Capital lease obligations, current portion                              1,329,930          1,056,130
     Deferred gain on sale/leaseback, current portion                           65,134             71,045
                                                                           ------------       ------------
        Total current liabilities                                            3,652,363          3,573,900

  Long-term liabilities:
     Capital lease obligations, excluding current portion                      855,376          1,803,982
     Deferred gain on sale/leaseback, excluding current portion                      -             47,369
                                                                          ------------       ------------
        Total liabilities                                                    4,507,739          5,425,251
                                                                          ------------       ------------
  Common shareholders' equity:
     Common stock, $.01 par value: 20,000,000 authorized 15,187,047
        and 14,900,141 shares issued and outstanding                           151,870            149,001
     Additional paid-in capital                                             88,372,866         87,489,392
     Accumulated deficit                                                   (73,540,796)       (56,444,043)
                                                                          ------------       ------------
        Total common shareholders' equity                                   14,983,940         31,194,350
                                                                          ------------       ------------
                                                                          $ 19,491,679       $ 36,619,601
                                                                          ============       ============

                           DIAMETRICS MEDICAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                          September 30,      September 30,
                                                                              1996               1995
                                                                          ------------       ------------
Cash flow from operating activities:
  Net loss                                                                $(17,096,753)      $(14,984,580)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                           2,051,351          1,860,818
     Common stock issued in lieu of salaries and wages                               -            182,325
     (Gain)/loss on disposal of property and equipment                          (1,686)           129,472
     Change in operating assets and liabilities:
        Trade receivables, net                                                (144,879)          (202,269)
        Nontrade receivables                                                   110,571           (173,990)
        Inventories                                                         (1,233,493)        (1,040,066)
        Prepaid expenses and other current assets                              (26,494)            71,948
        Accounts payable                                                      (951,626)           101,036
        Accrued expenses                                                       742,939            372,607
                                                                          ------------       ------------
        Net cash used in operating activities                              (16,550,070)       (13,682,699)

Cash flow from investing activities:
  Purchases of property and equipment                                       (1,151,571)        (2,387,097)
  Proceeds from sales of property and equipment                                102,586          1,066,467
  Purchases of marketable securities                                        (8,363,881)       (39,634,081)
  Proceeds from maturities of marketable securities                         24,537,617         21,280,369
  Other assets                                                                  22,924            420,658
                                                                          ------------       ------------
     Net cash provided by (used in) investing activities                    15,147,675        (19,253,684)

Cash flow from financing activities:
  Principal payments on short-term note payable                                (76,542)          (117,060)
  Net proceeds from issuance of common stock                                   886,343         42,634,722
  Payments for redeemable common stock                                               -         (1,000,000)
  Principal payments on capital lease obligations                             (805,864)          (693,828)
                                                                          ------------       ------------
     Net cash (used in) provided by financing activities                         3,937         40,823,834
                                                                          ------------       ------------
     Net increase (decrease) in cash
      and cash equivalents                                                  (1,398,458)         7,887,451

Cash and cash equivalents at beginning of period                             2,702,232          1,149,311
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $  1,303,774       $  9,036,762
                                                                          ============       ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $    395,098       $    368,412
                                                                          ============       ============

Supplemental disclosure of noncash investing and financing activities: The Company entered into capital lease obligations for equipment of $131,058 and $1,027,975 for the nine months ended September 30, 1996 and 1995, respectively.

                            DIAMETRICS MEDICAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 The interim condensed financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year.

        These statements should be read in conjunction with the annual financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 The Company has incurred net operating losses since inception and has had limited revenue-producing activities. The Company's current operating plan will require the Company to raise additional capital by early 1997. Management's intentions are to raise the capital through alliances with strategic corporate partners, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

NOTE 3 Certain 1995 amounts in the Condensed Statement of Operations have been reclassified from prior reported balances to conform to the 1996 presentation. The reclassifications had no impact on the net loss or loss per share as reported in 1995.

NOTE 4  Selected condensed financial statement details:

                                                                               September 30,  December 31,
                                                                                   1996           1995
                                                                               ------------   ------------
        INVENTORIES:
          Raw materials                                                         $1,954,447     $  782,287
          Work-in-process                                                          124,457        238,930
          Finished goods                                                           268,921         93,115
                                                                               ------------   ------------
                                                                                $2,347,825     $1,114,332
                                                                               ============   ============

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                               1996           1995                 1996           1995
                                            ---------      ---------            ---------      ---------
        OTHER INCOME (EXPENSE), NET:
          Interest income                   $ 193,244      $ 344,178            $ 819,996      $ 672,012
          Interest expense                   (121,457)      (142,818)            (395,098)      (410,710)
          Gain (loss) on disposal of
           property and equipment                  --       (111,113)               1,686       (129,472)
          Other, net                          (34,664)       (25,438)            (144,212)       (82,664)
                                            ---------      ---------            ---------      ---------
                                            $  37,123      $  64,809            $ 282,372      $  49,166
                                            =========      =========            =========      =========

NOTE 5  On November 6, 1996, the Company purchased Biomedical Sensors Ltd.
        (BSL), an operating unit of Pfizer Inc., for $1.5 million in cash and a $7.3 million senior secured fixed rate loan note, due November 4, 2002. The interest rate on the note is 8.75% per annum, payable on December 31, 1997 and quarterly in arrears thereafter. The note is secured by the issued shares of Biomedical Sensors Ltd. Biomedical Sensors Ltd., based in Wycombe, England, was founded in 1977. BSL has successfully developed and introduced indwelling monitoring systems for continuous blood and tissue assessment of critically ill patients.

NOTE 6 During January 1996, the Company implemented a plan which allowed its installed customer base to upgrade to the new IRMA SL(R) Blood Gas Analysis System at a price below the Company's cost. Because the Company could not estimate the number of IRMA instruments that would be upgraded at that time, no costs were accrued. As of September 30, 1996, the Company has estimated and reserved approximately $760,000 for these upgrades. The resulting charge to operations for the three and nine months ended September 30, 1996, was $42,000 and $233,000, respectively. The impact of the reserve on the Statement of Operations was partially offset by reductions in other reserves, primarily related to excess and obsolete inventory, which are no longer required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Refer to Exhibit 99 of this Form 10-Q for certain important cautionary factors, risks and uncertainties related to forward-looking statements.

SUMMARY

Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of a proprietary blood analysis system that utilizes disposable test cartridges to provide immediate results at the point-of-patient care. The Company's efforts have focused on commercialization of the IRMA (Immediate Response Mobile Analysis) System as a blood chemistry testing device for the hospital market.

The Company markets its products primarily to health care organizations in the United States through a direct sales force and outside the United States using various distributors.

As of September 30, 1996, the primary funding for the operations of the Company has been approximately $88,000,000 raised through public and private sales of its equity securities and the issuance of convertible promissory notes, all of which have been repaid or were converted into Common Stock.

RESULTS OF OPERATIONS

SALES Sales were $669,848 and $1,862,949 for the three and nine months ended September 30, 1996, compared to $377,708 and $1,020,651 for the same periods last year. The Company's revenues are affected principally by the number of IRMA Systems placed with customers and the rate at which IRMA cartridges are used in connection with the IRMA System. As of September 30, 1996, the Company had 718 IRMA System placements compared to 345 placements at September 30, 1995. Blood gas and electrolyte cartridge units sold for the three and nine months ended September 30, 1996 increased 137% and 166%, respectively over the prior year.

During the quarter ended September 30, 1996, the Company successfully achieved several milestones, including the sale and shipment of the IRMA SL Blood Gas Analysis System and AXOXimeter 4000. The IRMA SL(R) Blood Gas Analysis System is the Company's next-generation IRMA system that provides additional testing capabilities, including hematocrit in whole blood, and electronic quality control capabilities. The AVOXimeter 4000 and disposable cuvette cartridges are used for the measurement of whole blood co-oximetry and are distributed exclusively by the Company and manufactured by AVOX, Inc.

COST OF SALES The Company incurred manufacturing costs associated with product sales of $1,874,630 and $6,156,194 for the three and nine months ended September 30, 1996, compared to $1,698,529 and $4,782,276 for the same periods in the prior year. Manufacturing expenses increased as a result of the increase in sales volume in 1996 and higher unit production in the third quarter of 1995 which resulted in more labor and overhead being absorbed to inventory. This resulted in an increase in inventory in 1995 from the second to the third quarter and subsequent charge to operations in the fourth quarter of 1995 for excess product.

A negative gross profit resulted as sales volume was not sufficient to cover labor and overhead costs. To the extent that sales and corresponding production volumes increase, the Company expects its gross profit to improve as manufacturing costs, including direct labor and manufacturing overhead costs, will be spread over a larger number of production units.

OPERATING EXPENSES Research and development expenditures were $1,854,272 and $5,244,218 for the three and nine months ended September 30, 1996, compared to $1,452,218 and $4,557,906 for the same periods in the prior year. The increase from the prior periods reflect increased expenses associated with the development of the IRMA SL(R) system.

General and administrative expenses totaled $871,314 and $2,984,771 for the three and nine months ended September 30, 1996, compared to $872,794 and $2,661,280 for the same periods in the prior year. The increase for the nine months ended September 30, 1996, of $323,491 reflects an increase in depreciation and a charge to operations in the second quarter related to severance agreements and expenses of approximately $275,000.

Sales and marketing expenses totaled $1,591,027 and $4,856,891 for the three and nine months ended September 30, 1996, compared to $1,515,369 and $4,052,935 for the same periods in the prior year. The period-to-period increase reflects increased compensation, benefits, and travel expenses associated with a higher headcount in 1996 versus 1995. Offsetting this is higher recruiting, advertising and promotion expenses incurred in 1995.

OTHER INCOME (EXPENSE) Net other income was $37,123 and $282,372 for the three and nine months ended September 30, 1996, compared to $64,809 and $49,166 for the same periods in the prior year. The Company realized interest income of $193,244 and $819,996 for the three and nine months ended September 30, 1996, compared to $344,178 and $672,012 for the same periods in the prior year. The increase for the nine months ended September 30, 1996, reflects higher average cash balances resulting from the Company's financing activities which occurred in August, 1995. Interest expense totaled $121,457 and $395,098 for the three and nine months ended September 30, 1996, compared to $142,818 and $410,710 for the same periods in the prior year. The period-to-period decrease reflects a decrease in capital lease obligations and in lease financing during 1996 compared to 1995. The Company realized a gain on disposal of property and equipment of $0 and $1,686 for the three and nine months ended September 30, 1996, compared to a loss of $111,113 and $129,472 for the same periods in the prior year.

NET LOSS The net loss for the three and nine months ended September 30, 1996 was $5,484,272 and $17,096,753 compared to $5,096,393 and $14,984,580 for the same periods in the prior year. The increase in net loss from the prior periods reflects the Company's increased investments in sales and marketing, and development of the next generation system, IRMA SL and increased cost of sales from lower fixed cost absorption.

On November 6, 1996, the Company purchased Biomedical Sensors Ltd., an operating unit of Pfizer Inc. It is anticipated this acquisition will significantly enhance the revenue and earnings potential of the Company in the future.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and marketable securities decreased $17,572,194 during the first nine months of 1996 to $10,919,303. The decrease is primarily from the net loss for the nine months ended September 30, 1996 of $17,096,753.

Operations used $16,550,070 of cash during the nine months ended September 30, 1996, compared to a use of $13,682,698 for the same period in the prior year. The increase is primarily due to an increase in the net loss and an increase in payments to suppliers.

Investing activities, net of purchases and proceeds from marketable securities, used $1,026,061 during the nine months ended September 30, 1996, compared to a use of $899,972 for the same period in the prior year, caused by a reduction in lease financing activities.

Financing activities provided $3,937 during the nine months ended September 30, 1996, compared to $40,823,834 for the same period in the prior year. The decrease is primarily the result of the Company receiving approximately $42,700,000 in net proceeds from the private and public issuance of common stock in the first and third quarters of 1995.

At September 30, 1996, the Company had working capital of $10,862,792, a decrease of $16,260,559 from the working capital reported at December 31, 1995. This decrease is primarily the result of the net loss for the nine months ended September 30, 1996. The Company has financed its operations to date primarily through the public and private sales of its equity securities, the issuance of convertible promissory notes and equipment financing arrangements.

At September 30, 1996, the Company had property and equipment of $11,937,528 up from $10,840,323 at December 31, 1995, less accumulated depreciation of $7,020,704 and $5,000,597 at September 30, 1996 and

December 31, 1995, respectively. Approximately $4,308,000 of the Company's property and equipment are financed through capital lease obligations at September 30, 1996.

At September 30, 1996, the Company had net operating loss and research and development tax credit carry forwards for income tax purposes of approximately $70,075,000 and $701,000 respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carry forwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities, in public and private offerings, the Company has experienced a "change of ownership." As a result, the utilization of the Company's net operating loss and certain credit carry forwards incurred prior to these changes are subject to annual limitations.

The purchase of Biomedical Sensors Ltd. was funded with $1.5 million in cash and a $7.3 million six year senior secured fixed rate loan note with Pfizer, Inc. The interest rate on the note is 8.75% per annum, payable on December 31, 1997 and quarterly in arrears thereafter. The note is secured by the issued shares of Biomedical Sensors, Ltd.

The Company has incurred net operating losses since inception and has had limited revenue-producing activities. The Company's current operating plan will require the Company to raise additional capital by early 1997. Management's intentions are to raise the capital through alliances with strategic corporate partners, and private or public securities offerings. There can be no assurance that adequate funds will be available when needed or on acceptable terms.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

         EXHIBIT                                                                                METHOD
         NO.                                DESCRIPTION                                        OF FILING
         -------                            -----------                                        ---------
         3.1            Articles of Incorporation of the Company                                   (1)

         3.2            Bylaws of the Company                                                      (1)

         4.1            Form of Certificate for Common Stock                                       (1)

         4.2            Form of Registration Rights Agreement between the Company                  (1)
                        and certain of its shareholders and warrantholders

         4.3            Form of Registration Rights Agreement dated as of February 3,              (4)
                        1995, between the Company and certain of its shareholders

         10.1           Real Property Lease dated May 3, 1990, between                             (1)
                        CommersKlodt, a Minnesota General Partnership and the
                        Company

         10.2           Real Property Lease dated May 28, 1991, between                            (1)
                        CommersKlodt, a Minnesota General Partnership and the
                        Company

         10.3           Real Property Lease dated July 2, 1991, between                            (1)
                        CommersKlodt, a Minnesota General Partnership and the
                        Company

         10.4           Real Property Lease dated December 20, 1992, between                       (1)
                        CommersKlodt, a Minnesota General Partnership and the
                        Company

         10.5           Real Property Lease dated May 10, 1993, between                            (1)
                        CommersKlodt, a Minnesota General Partnership and the
                        Company

         10.6           Equipment Sublease Agreement dated August 12, 1992,                        (1)


                         between FIM, Inc. and the Company

         10.7            Master Lease Agreement dated November 11, 1992, between                   (1)
                         Bankers Leasing Association, Inc. and the Company

         10.8            Master Equipment Lease Agreement dated June 15, 1993,                     (1)
                         between the Company and The Northern Leasing Fund, as
                         amended by Amendment No. 1 dated June 8, 1994 (including
                         form of warrant issued in connection therewith)

         10.9            Master Equipment Lease Agreement dated June 15, 1993,                     (1)
                         between the Company and Phoenix Growth Capitol Corp., as
                         amended by Amendment No. 1 dated June 8, 1994 (including
                         form of warrant issued in connection therewith)

         10.10*          1990 Stock Option Plan (as revised and restated), including               (3)
                         form of option agreement

         10.11*          1993 Directors' Stock Option Plan, as amended                             (2)

         10.12           1995 Equalizing Director Stock Option Plan                                (5)

         10.13           1995 Employee Stock Purchase Plan                                         (4)

         10.14           Agreement dated July 7, 1993,  between the Company and                    (1)
                         AmHS Purchasing Partners, L.P.

         10.15           Agreement dated January 1, 1995, between the Company and                  (4)
                         Vencor, Inc.

         10.16           Settlement Agreement and Mutual General Releases dated                    (1)
                         March 25, 1994, among PPG Industries, Inc., the Company,
                         Walter L. Sembrowich, David W. Deetz and Kee Van Sin

         10.17           Letter agreement dated as of February 1, 1995, among the                  (3)
                         Company, Alstate Venture Capital and Frazier and Company L.P.

         10.18           Letter agreement dated January 5, 1993, between the Company               (3)
                         and Michael F. Connoy

         10.19           Agreement dated June 29, 1990, between the Company and                    (3)
                         David W. Deetz, as supplemented by the letter agreement dated
                         March 28, 1995

         10.20           Agreement dated June 29, 1990, between the Company and                    (3)
                         Walter L. Sembrowich, Ph.D.

         10.21           Agreement dated December 21, 1995, between the Company and                (5)
                         Walter L. Sembrowich, Ph.D.

         10.22           Agreement dated March 1, 1996, between the Company and                    (5)
                         Barbara E. Roth

         27              Financial Data Schedule                                              Filed herewith

         99              Cautionary Statements Under Private Securities Litigation            Filed herewith
                         Reform Act of 1995

         b.              REPORTS ON FORM 8-K

                         None

--------------
         *               Management compensatory plan filed pursuant to Item
                         601(b)(10)(iii)(A) of Regulation S-K.

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


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIAMETRICS MEDICAL, INC.



By: /s/ David T. Giddings
   -------------------------------
    David T. Giddings
    Chief Executive Officer


By: /s/ Laurence L. Betterley
   -------------------------------
    Laurence L. Betterley
    Chief Financial Officer



Dated:  November 14, 1996

                            DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION
-------                               -----------
27                Financial Data Schedule

99                Cautionary Factors Under the Private Securities
                  Litigation Reform Act