Form 10-K
period 1996-12-31
DIAMETRICS MEDICAL INC
filed 1997-03-31
CIK 895380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  __________


                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-21982

                            DIAMETRICS MEDICAL, INC.
            (Exact name of registrant as specified in its charter)

          MINNESOTA                                          41-1663185

          (State or other jurisdiction of         (IRS Employer Identification
          incorporation or organization)                       Number)

          2658 PATTON ROAD
          ROSEVILLE, MINNESOTA                                  55113

          (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code: (612) 639-8035

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                  $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X         No _____
                               ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [_]

     As of February 28, 1997, 15,235,139 shares of Common Stock were outstanding, and the aggregate market value of the common shares (based upon the closing price on said date , on The Nasdaq Stock Market) of DIAMETRICS MEDICAL, INC., held by non-affiliates was approximately $60,900,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996: Part II hereof Parts of the Registrant's definitive Proxy Statement for 1997 Annual Meeting of Shareholders to be held on May 7, 1997:
Part III hereof

                                     PART I

     Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "Diametrics" in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Biomedical Sensors, Ltd. (BSL).

     The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.(R) and IRMA (R).

ITEM 1. BUSINESS

          The Company develops, manufactures and markets blood analysis systems that provide immediate or continuous diagnostic results at the point of patient care. The Company's goal is to be the world leader in critical care blood and tissue analysis systems.

          Blood analysis is an integral part of patient diagnosis and treatment, and access to timely and accurate results is critical to effective patient care. The Company believes that its blood analysis systems will result in more timely therapeutic interventions by providing accurate, precise and immediate or continuous test results, thereby allowing faster patient transfers out of expensive critical care settings and reducing patient length of stay. In addition, point-of-care testing can save money for hospitals by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood samples. Moreover, point-of-care blood analysis could ultimately eliminate the need for hospitals to maintain expensive and capital intensive stat laboratories.

          The Company's primary product focus since its inception in 1990 has been the development, manufacturing and marketing of the IRMA (Immediate Response Mobile Analysis) System, an electrochemical-based blood analysis system that provides rapid and accurate diagnostic results at point of patient care. IRMA consists of a portable, microprocessor-based analyzer (the "IRMA Analyzer") that employs single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure.

          The Company's first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients--the measurement of oxygen, carbon dioxide and acidity
(pH) (the "blood gases"). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures sodium, potassium and ionized calcium. The Company further expanded its critical or "stat" test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit to its electrolyte cartridge. With the addition of hematocrit, the IRMA System is able to perform 95% of the critical or stat tests performed annually in the United States, comprising an estimated $1.2 billion annual market.

          During 1996, the Company expanded its product line with the introduction of a number of new products and features, and the acquisition of Biomedical Sensors, Ltd., a Pfizer company. With the acquisition of BSL, the Company acquired a world-class continuous monitoring fiber optic technology platform, which complements the Company's existing electrochemical sensor platform. A description of the Company's principal products follows.

PRODUCTS

          IRMA SL BLOOD ANALYSIS SYSTEM IRMA SL, the second generation IRMA blood analyzer, was released in the third quarter 1996. The IRMA SL Blood Analysis System is comprised of the IRMA SL Analyzer and a variety of electrochemical-based single-use disposable cartridges which simultaneously perform select combinations of the most frequently ordered critical care diagnostic tests of blood gases, electrolytes and hematocrit, in a simple 90-second procedure. IRMA SL also features electronic quality control, as an alternative to aqueous quality control measures, which eliminates the need for this costly and time-consuming process for many customers.

          The IRMA SL Analyzer is a battery or AC operated, portable microprocessor-based instrument weighing approximately four pounds, and includes an on-board printer. The IRMA SL Analyzer can be easily linked for data downloading purposes to a hospital's laboratory or information system.

          IDMS - THE IRMA DATA MANAGEMENT SYSTEM Also released in the third quarter 1996 was IDMS, an advanced data management software program that provides a comprehensive data management system for point of care testing technologies. Developed initially for the IRMA Blood Analysis System, IDMS is network compatible and features an open architecture design that allows the program to accept applications and information from other devices.

          CAPILLARY COLLECTION DEVICE The Capillary Collection Device was introduced in the third quarter 1996 as a new feature for use on the IRMA or IRMA SL Blood Analysis Systems, which provides the capability to collect and test a capillary blood sample. The Capillary Collection device is used with the System's single use cartridges to perform blood gas, electrolyte, and hematocrit testing. The capillary collection capability of the IRMA SL is useful in such patient areas as neonatal and pediatric intensive care, and in other situations where a capillary sample is preferred over an arterial or venous sample.

          AVOXIMETER 4000 Under a distribution agreement initiated in the third quarter 1996 with A-VOX Systems, Inc., the Company exclusively distributes the AVOXimeter 4000 in the United States. The AVOXimeter 4000 is a battery-operated and easily portable system which provides an accurate and timely assessment of the levels of hemoglobin and calculated oxygen content in a patient's blood.

          PARATREND 7 As part of its acquisition of BSL in November 1996, the Company began marketing the Paratrend 7, which was part of BSL's existing product line. Paratrend 7 is an intravascular continuous monitoring system for blood gases and temperature. The Paratrend 7 consists of a monitoring system and intravascular disposable sensors. Inserted via an arterial catheter, the sensor provides constant, precise measurement of vital blood gas parameters.

          NEOCATH 1000 Also introduced as part of the Company's acquisition of BSL, the Company markets Neocath 1000, an umbilical artery oxygen monitoring system for neonatal patients. The Neocath 1000 consists of a monitoring system and an umbilical artery catheter, which allows direct, continuous and accurate measurement of oxygen, with minimal physical disturbance to the neonate.

          TISSUTRAK Another BSL product, Tissutrak is a system for monitoring tissue oxygenation of muscle flaps during plastic reconstructive surgery. Tissutrak is currently being marketed in Europe, and does not yet have FDA clearance for sale in the U.S.


REGULATORY STATUS

          Human diagnostic products are subject, prior to clearance for marketing, to rigorous pre-clinical and clinical testing mandated by the United States Food and Drug Administration (the "FDA") and comparable agencies in other countries and, to a lesser extent, by state regulatory authorities. The Company has obtained pre-market notification clearances under Section 510(k) ("Section 501(k)") of the Food, Drug and Cosmetic Act (the "FDC Act") to market the IRMA System to test blood gases, electrolytes and hematocrit in whole blood in hospital laboratories and at the point of care and the Paratrend 7 to monitor blood gases. A 510(k) clearance is subject to continual review and later discovery of previously unknown problems may result in restrictions on the product's marketing or withdrawal of the product from the market. The Company's long-term business strategy includes development of cartridges and sensors for performing additional blood and tissue chemistry tests, and any such additional tests will be subject to the same regulatory process. No assurance can be given that the Company will be able to develop such additional products or uses on a timely basis, if at all, or that the necessary clearances for such products and uses will be obtained by the Company on a timely basis or at all, or that the Company will not be subjected to a more extensive prefiling testing and FDA approval process. The Company also plans to market its products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Good Manufacturing Practices ("GMP") promulgated by the FDA.

          As noted, the Company has obtained 510(k) clearance to market the IRMA and IRMA SL Systems. The IRMA SL system, introduced in the third quarter 1996, adds electronic quality control testing capability, significantly reducing the burden of running traditional liquid quality control products to meet laboratory regulations as described in the Clinical Laboratory Improvement Act (CLIA).

          The Company also has 510(k) clearance to market two products obtained through the acquisition of BSL; the Paratrend 7, used for in-vivo measurement of blood gases in the critically ill patient, and Neocath, used for in-vivo monitoring of oxygen in critically ill neonates. These products are also marketed internationally. The Company plans to expand the use of the Paratrend 7 for other applications in the United States and will be seeking 510(k) clearance during 1997. These applications include monitoring of blood gases (oxygen, carbon dioxide and pH) in critically ill neonates, monitoring of tissue perfusion during neuro-surgery, and monitoring of gastric pH as a possible indicator of the onset of multiple organ failure.

          The tests performed by the Company's Blood Analysis Systems have been categorized under CLIA as "moderate complexity" tests by the FDA, which places these systems in the same category as all other commercially available blood gas and blood chemistry testing instruments.

RESEARCH AND DEVELOPMENT

          The Company owns two complimentary technology platforms; an electrochemical platform, on which IRMA discrete testing products are based, and a fiber optic platform, on which the Paratrend 7 continuous monitoring product is primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

          The Company intends to expand its cartridge and test menus available on the IRMA System. Currently under development is a combination cartridge which tests blood gases, hematocrit and electrolytes using one single-use cartridge. This cartridge will be very suitable for high-volume testing situations. Development is also currently underway to provide glucose testing on the IRMA platform. Point of care glucose testing is the single largest point of care test segment in hospitals. Application for 510(k) clearance is scheduled for mid-1997. In addition to the single-use cartridge, the Company is developing a multi-use application that will incorporate the Company's current biosensor and calibration technologies into products that can be used to perform up to hundreds of blood tests over an extended period of time. A multi-use system will serve the needs of high volume critical care centers where rapid patient throughput and a low cost per test panel is required. The Company believes that the IRMA System and related core technologies provide a flexible platform which, with a limited amount of additional development, will be capable of performing a variety of blood chemistry tests.

          The Company plans to continually improve the IRMA System through software upgrades, manufacturing process improvements and equipment redesign, based on the results of ongoing marketing studies and field experience.

          The Company is also pursuing new multi-parameter applications of the Paratrend 7 technology for use with neonates. Such an application will provide the only continuous blood gas monitoring of neonatal patients and will give clinicians a more complete analysis of the respiratory status and temperature of their patients. 510(k) trial studies will be initiated in the United Kingdom
and in the United States in 1997.   Studies are also underway to apply the
Paratrend 7 continuous monitoring technology to other areas, such as neurological and intramucosal applications.

          The Company has incurred research and development expenses of approximately $6,056,000 $6,321,000 and $5,119,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

SALES AND MARKETING

          The Company is focusing its marketing efforts for its Blood Analysis Systems on acute care hospitals. Near term sales of the Company's products are expected to continue to come from hospital critical care departments where blood tests are frequently requested on a stat basis. The Company has also begun to market the IRMA system for use in emergency transport vehicles. The Company's longer-term marketing objective is to penetrate smaller hospitals and alternate-site markets, such as emergency medical facilities, home healthcare agencies, outpatient clinics, skilled nursing homes and doctors' offices or clinics. The Company believes that the potential advantages of its Blood Analysis Systems will form the basis of the Company's marketing efforts to overcome the possible reluctance of acute care hospitals to change standard operating procedures for performing blood testing or incur additional capital expenses.

          The Company markets and distributes its products in the United States, the United Kingdom and Germany through its direct sales and marketing organization. Outside of these countries, the Company markets and distributes its products through third party distribution channels, including corporate partners strategically positioned to access targeted foreign markets, including Japan and other Pacific Rim Countries, Europe, Mexico, Canada and Latin America. The Company may also consider additional distribution channels in the United States, including joint ventures, licensing arrangements or OEM relationships with strategically positioned corporate partners.

     Additionally, the Company has entered into several arrangements with hospital systems, healthcare facilities and other influential healthcare buying groups which establish the Company as a preferred or sole source supplier of its blood analysis systems. The Company expects to continue to enter into arrangements with other buying groups and customers with respect to purchases of its Blood Analysis Systems.

MANUFACTURING

          The Company's manufacturing facilities support its discrete testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its IRMA electrochemical thick-film sensor chips in its Roseville, Minnesota facility. All other components of the IRMA cartridge are manufactured to the Company's specifications by outside vendors. Components for the Company's continuous monitoring sensors used in the Paratrend 7 and Neocath 1000 products are sourced from a variety of outside vendors, but the unique assembly of the sensing elements is performed in the Company's High Wycombe facility. Sub-assembly of external plastic assemblies are sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the IRMA Analyzer and Paratrend 7 and Neocath 1000 monitors. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the IRMA SL Analyzer is developed and maintained by the Company, and software for the Paratrend 7 and Neocath 1000 products is jointly developed with an external source, with acceptance and validation performed by the Company.

          The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the Company's raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature, and are therefore single sourced. A plan is underway to add additional second sourcing where appropriate.

          The Company's manufacturing facilities include five clean rooms in Roseville which range from Class 1,000 to Class 10,000, and two clean rooms in High Wycombe, both rated as Class 10,000. The Company believes its current facilities, with further planned development, can support production of required cartridges and sensors for the foreseeable future.

          The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material specifications, operating procedures, maintenance and equipment calibration procedures, training programs and quality control test methods. To control the quality of its finished product, the Company utilizes ongoing statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods.

          The Company continues to successfully undergo regular routine inspections of its manufacturing facilities by the FDA (most recently in February and March 1996 for Roseville and High Wycombe facilities, respectively), and by BSI for the High Wycombe facility (most recently in February 1996). As a result of these inspections, the Company's manufacturing facilities, documentation and quality control systems are deemed satisfactory and free of any violations of Good Manufacturing Practices (GMP).

PATENTS AND PROPRIETARY RIGHTS

          The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in its Blood Analysis Systems and for those inventions most likely to be used by others as competing alternatives. The Company currently holds three patents to its calibration technology, two patents related to its sensor technology and one for other technology. In addition, two patents have been issued covering the IRMA analyzer and disposable cartridge designs. The Company has additional patent applications pending in the United States relating to electronic quality control and its Capillary Collection Device.

          Overseas, the Company has foreign patent applications pending, filed under the Patent Cooperation Treaty, designating various jurisdictions, including Canada, the major European countries, Brazil, Australia and Japan, corresponding to one or more U.S. applications. The Company has been issued design patents, related to its U.S. design patents, in the United Kingdom, Germany, and Canada, and has design patent applications pending in France, Italy, and Japan.

          As it relates to its continuous monitoring platform, the Company has issued eight U.S. patents associated with the design of its multiparameter sensor, the Paratrend 7, and has issued three U.S. patents associated with its manufacture, with an additional two pending. These 13 patents are at various patent process stages in the major European countries and Japan. The Company also has issued eight other sensor technology based patents in the U.S. These eight patents are also at various patent process stages in the major European countries and Japan.

          The Company is not currently a party to any patent litigation.

          The Company has federally registered the trademarks "IRMA" and "Diametrics Medical, Inc." and claims trademark rights in "When Stat Isn't Fast Enough."

COMPETITION

          The Company believes that potential purchasers of point-of-care blood analysis systems will base their purchase decision upon a combination of factors, including the product's test menu, ease of use, accuracy, price and ability to manage the data collected. The Company is aware of one company, i-STAT, that has introduced and is marketing a portable point-of-care blood analysis system. The Company believes that the IRMA System possesses distinct competitive advantages over i-STAT's products including ease of use, closed instead of open handling of blood samples and the ability to interface to the hospital's laboratory or information system.

          The Company also competes with companies that market portable multi-use blood gas systems. These companies include AML Scientific Corporation, SenDx Medical, Inc. and Instrumentation Laboratories with their acquisition of the GEM Premier. However, the Company believes that to be successful in the point-of-care market, a company's device must be able to perform a variety of commonly-ordered blood chemistry tests, as well as blood gas tests.

          The Company's Blood Analysis Systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Companies products, they are complex, expensive and require the use of skilled technicians. The Company believes that its Blood Analysis Systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness.

          Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company's Blood Analysis Systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

EMPLOYEES

          As of December 31, 1996, the Company had a total of 220 full-time employees, including 45 persons engaged in research and development activities. None of the Company's employees is covered by a collective bargaining agreement, and Diametrics believes it maintains good relations with its employees.

ITEM 2.   PROPERTIES

          The Company's principal properties are as follows:

Location of                    Use of                        Approximate                  Lease
Property                      Facility                      Square Footage            Expiration Date
Roseville, Minnesota       Manufacturing, research              50,000                September 1999
                            and development, marketing                                to September 2001
                            and administrative operations

Malvern, Pennsylvania      Research and development              2,000                October 1997

High Wycombe,               Manufacturing, process              14,500                September 2005
 United Kingdom              engineering, purchasing
                             and distribution

High Wycombe,               Sales and marketing                  5,500                January 2015
 United Kingdom

High Wycombe,               Research and development             6,000                April 1997
 United Kingdom

The Company believes that its facilities are sufficient for its projected needs through 1998.

ITEM 3. LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

     EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                      Age     Position
David T. Giddings               53      President,  Chief Executive Officer and
                                        Chairman

Roy S. Johnson                  44      Executive Vice President
                                        President and Managing Director of
                                        Diametrics Medical, Ltd.

Laurence L. Betterley           43      Senior Vice President and
                                        Chief Financial Officer

James R. Miller                 43      Senior Vice President of Commercial and
                                        Business Development

     Information concerning the background of Messrs. Giddings and Johnson is contained in the Proxy Statement under the heading "Election of Directors" and is incorporated herein by reference.

     Mr. Betterley has been Senior Vice President of the Company since October 1996 and Chief Financial Officer since August 1996. Prior to this, he was with Cray Research, Inc. in various management and financial positions including Chief Financial Officer from 1994 to 1996, Vice President of Finance from 1993 to 1994 and Corporate Controller from 1989 to 1993. Cray Research develops, manufactures and sells high performance computing systems used for computational research.

     Mr. Miller joined the Company in March 1995 as Vice President of Sales and Marketing and has been Senior Vice President of Commercial and Business Development since July 1996. From 1991 to early 1995, Mr. Miller was Vice President of Sales and Marketing at IMED Corporation, where he had global sales and marketing responsibility for infusion and monitoring products for hospital and alternate site markets.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value, trades on The Nasdaq Stock Market under the symbol "DMED." The information contained under the heading "Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report to Shareholders"), is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information contained under the heading "Selected Five-Year Financial Data" on page 13 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 through 17 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets," "Consolidated Statements of Common Shareholders' Equity (Deficit)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" on pages 18 through 31 and "Report of Independent Auditors" on page 32 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS OF THE REGISTRANT

     The information contained under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on May 7, 1997, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1996 (the "Proxy Statement"), is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     See part I of this report for information on Executive Officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference, except that, pursuant to
Item 402(a)(8) of Regulation S-K, the subsections under "Executive Compensation" entitled "Report of Compensation Committee on Executive Compensation" and "Comparative Stock Performance" provided in response to paragraphs (k) and (l) of Item 402 are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.   FINANCIAL STATEMENTS

     The following consolidated financial statements of Diametrics Medical, Inc., which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof:

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996
     Consolidated Balance Sheets at December 31, 1996 and 1995
     Consolidated Statements of Common Shareholders' Equity (Deficit) for each of the years in the three year period ended December 31, 1996 Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996
     Notes to Consolidated Financial Statements

     Except for the financial statements listed above and the items specifically incorporated by reference in Items 5, 6, 7 and 8 hereof, the Annual Report to Shareholders is not deemed to be filed as part of this Annual Report on Form 10-K.

(a)  2.   FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

(a)  3.   EXHIBITS

Exhibit
No.                          Description                                                Method of Filing
---                          -----------                                                ----------------
3.1       Articles of Incorporation of the Company (as amended)                          Filed herewith

3.2       Bylaws of the Company (as amended)                                             Filed herewith

4.1       Form of Certificate for Common Stock                                                  (1)

4.2       Form of Registration Rights Agreement between the
          Company and certain of its shareholders and
          warrant holders                                                                       (1)

4.3       Form of Registration Rights Agreement dated as of February 3, 1995
          between the Company and certain of its shareholders                                   (3)

4.4       Registration Rights Agreement, dated as of January 30, 1997, by and between the Company and purchasers of Series I Junior
          Participating Preferred Stock                                                         (5)

4.5       Form of Certificate for  Series I Junior Participating Preferred Stock                (5)

4.6       Form of Stock Purchase Warrant, dated as of January 30, 1997                          (5)

10.1      Real Property Lease dated May 3, 1990, between Commers-
          Klodt, a Minnesota General Partnership and the Company                                (1)

10.2      Real Property Lease dated May 28, 1991, between Commers-
          Klodt, a Minnesota General Partnership and the Company                                (1)

10.3      Real Property Lease dated July 2, 1991, between Commers-
          Klodt, a Minnesota General Partnership and the Company                                (1)

10.4      Real Property Lease dated December 20, 1992, between Commers-
          Klodt, a Minnesota General Partnership and the Company                                (1)

10.5      Real Property Lease dated May 10, 1993, between Commers-
          Klodt, a Minnesota General Partnership and the Company                                (1)

10.6      Equipment Sublease Agreement dated August 12, 1992, between
          FIM, Inc. and the Company                                                             (1)

10.7      Master Lease Agreement dated November 11, 1992, between
          Bankers Leasing Association, Inc. and the Company                                     (1)

10.8      Master Equipment Lease Agreement dated as of June 15, 1993, between the Company The Northern Leasing Fund, as amended
          by Amendment No. 1 dated June 8, 1994 (including form of warrant
          issued in connection therewith)                                                       (1)

10.9      Master Equipment Lease Agreement dated as of June 15, 1993, between the Company and Phoenix Growth Capitol Corp., as
          amended by Amendment No. 1 dated June 8, 1994 (including
          form of warrant issued in connection therewith)                                       (1)

10.10*    1990 Stock Option Plan (as revised and restated), including
          form of option agreement                                                        Filed herewith

10.11*    1993 Directors' Stock Option Plan, as amended.                                        (4)

10.12*    1995 Equalizing Director Stock Option Plan.                                           (4)

10.13     1995 Employee Stock Purchase Plan (as revised and restated)                     Filed herewith

10.14     Agreement dated July 7, 1993 between the Company and
          AmHS Purchasing Partners, L.P.                                                        (1)

10.15     Agreement dated January 1, 1995 between the Company and
          Vencor, Inc.                                                                          (3)

10.16     Settlement Agreement and Mutual General Releases
          dated March 25, 1994 among PPG Industries, Inc., the
          Company, Walter L. Sembrowich, David W. Deetz and
          Kee Van Sin                                                                           (1)

10.17     Letter agreement dated as of February 1, 1995 among
          the Company, Allstate Venture Capital and Frazier
          and Company L.P.                                                                      (2)

10.18     Letter agreement dated January 5, 1993 between the
          Company and Michael F. Connoy                                                         (2)

10.19     Agreement dated June 29, 1990 between the
          Company and David W. Deetz, as supplemented by
          the letter agreement dated March 28, 1995                                             (2)

10.20     Agreement dated June 29, 1990 between the
          Company and Walter L. Sembrowich, Ph.D.                                               (2)

10.21     Agreement dated December 21, 1995 between the
          Company and Walter L. Sembrowich, Ph.D.                                               (4)

10.22     Agreement dated March 1, 1996 between the
          Company and Barbara E. Roth                                                           (4)

10.23     Agreement dated April 12, 1996 between the Company and
          David T. Giddings                                                               Filed herewith

10.24     Stock Purchase Agreement, dated as of January 30, 1997,
          between the Company and the Purchasers named therein                                  (5)

13.1      Portions of the Company's Annual Report to Shareholders
          for the year ended December 31, 1996 incorporated by reference
          in this Form 10-K                                                               Filed herewith

23.1      Consent of KPMG Peat Marwick LLP                                                Filed herewith

24.1      Powers of Attorney                                                              Filed herewith

27        Financial Data Schedule                                                         Filed herewith

99        Cautionary Factors Under the Private Securities Litigation
          Reform Act                                                                      Filed herewith

___________________

* Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-78518) (the "Registration Statement").

(2)  Incorporated by reference to the Company's 1994 Annual Report on Form 10-K.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-94442).

(4)  Incorporated by reference to the Company's 1995 Annual Report on Form 10-K.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 1997.

(b)  REPORTS ON FORM 8-K

     On November 21, 1996, the Company filed a Current Report on Form 8-K relating to the acquisition of Biomedical Sensors, Ltd. On January 20, 1977, the Company filed an amendment to that report to include the financial statements and pro forma financial information required by Item 7(a) and (b) of Form 8-K, which were omitted from that report as initially filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                        DIAMETRICS MEDICAL, INC.

                                        By /s/ David T. Giddings
                                          --------------------------------
                                          David T. Giddings
                                          President, Chief Executive
                                          Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 1997.

     Name                               Title
     ----                               -----

     /s/ David T. Giddings              President, Chief Executive Officer and
-----------------------------------
      David T. Giddings                 Chairman (Principal Executive Officer)


     /s/ Laurence L. Betterley          Senior Vice President and Chief
-----------------------------------
      Laurence L. Betterley             Financial Officer (Principal Financial
                                        Officer)


     /s/ Jill M. Nussbaum               Corporate Controller
-----------------------------------
      Jill M. Nussbaum                  (Principal Accounting Officer)


James E. Ashton*                        Director

Gerald L. Cohn*                         Director

Andre' de Bruin*                        Director

Roy S. Johnson*                         Director

Mark B. Knudson, Ph.D.*                 Director

Richard A. Norling*                     Director

Fred E. Silverstein, M.D.*              Director


                         *By /s/ Laurence L. Betterley
                          --------------------------
                             Laurence L. Betterley
                               Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibit
No.                            Description                                                   Page
---                            -----------                                                   ----

3.1            Articles of Incorporation of the Company (as amended)

3.2            Bylaws of the Company (as amended)

10.10 1990 Stock Option Plan (as revised and restated), including form of option agreement

10.13          1995 Employee Stock Purchase Plan (as revised and restated)

10.23          Agreement dated April 12, 1996 between the Company and
               David T. Giddings

13.1 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 incorporated by reference in this Form 10-K

23.1           Consent of KPMG Peat Marwick LLP

24.1           Power of Attorney

27             Financial Data Schedule

99             Cautionary Statements Under the Private Securities Litigation Reform Act