Form 10-Q
period 1997-03-31
DIAMETRICS MEDICAL INC
filed 1997-05-15
CIK 895380

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q

                               __________________
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                 (612) 639-8035

                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 31, 1997, was 15,255,658.

===============================================================================

                            DIAMETRICS MEDICAL, INC.

                                                                          PAGE
                                                                          ----
PART I -- FINANCIAL INFORMATION

     ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF OPERATIONS:
                 Three Months Ended March 31, 1997 and 1996...............  3

               CONSOLIDATED BALANCE SHEETS as of March 31, 1997
               and December 31, 1996......................................  4

               CONSOLIDATED STATEMENTS OF CASH FLOWS:
                 Three Months Ended March 31, 1997 and 1996...............  5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................  6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION ........................  8

PART II -- OTHER INFORMATION

    ITEM 1.    LEGAL PROCEEDINGS..........................................  11
    ITEM 2.    CHANGES IN SECURITIES......................................  11
    ITEM 3.    DEFAULTS UPON SENIOR SECURITIES............................  11
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  11
    ITEM 5.    OTHER INFORMATION..........................................  11
    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................  11
    SIGNATURES............................................................  14

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                   1997               1996
                                             ----------------    --------------
Net sales                                    $      1,954,966    $      609,571

Cost of sales                                       2,827,946         2,399,045
                                             ----------------    --------------
  Gross profit (loss)                                (872,980)       (1,789,474)
                                             ----------------    --------------
Operating expenses:
  Research and development                          1,789,376         1,387,968
  Sales and marketing                               1,988,788         1,609,559
  General and administrative                          951,079           734,879
  Restructuring and other charges                           -           221,437
                                             ----------------    --------------
  Total operating expenses                          4,729,243         3,953,843
                                             ----------------    --------------
Operating loss                                     (5,602,223)       (5,743,317)

Other income (expense), net                          (169,790)          195,307
                                             ----------------    --------------
Net loss                                     $     (5,772,013)   $   (5,548,010)
                                             ================    ==============
Net loss per common share                    $          (0.38)   $        (0.37)
                                             ================    ==============
Weighted average number of
common shares outstanding                          15,226,559        14,912,859
                                             ================    ==============

                           DIAMETRICS MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       March 31,     December 31,
                                                                         1997            1996
                                                                      ------------   ------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                         $  4,285,444   $  2,451,993
    Marketable securities                                                7,888,283      3,402,598
    Accounts receivable:
      Trade, net                                                         2,115,132      2,033,496
      Nontrade                                                             432,439        556,272
    Inventories                                                          4,895,966      4,464,099
    Prepaid expenses and other current assets                              333,845        543,755
                                                                      ------------   ------------

      Total current assets                                              19,951,109     13,452,213
                                                                      ------------   ------------

  PROPERTY AND EQUIPMENT                                                16,614,350     16,295,952
    Less accumulated depreciation and amortization                      (8,722,076)    (8,008,200)
                                                                      ------------   ------------

                                                                         7,892,274      8,287,752
                                                                      ------------   ------------

  OTHER ASSETS                                                           2,181,527      2,318,674
                                                                      ------------   ------------

                                                                      $ 30,024,910   $ 24,058,639
                                                                      ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable                                                  $  1,718,820   $  1,644,324
    Accrued expenses                                                     3,922,407      3,848,248
    Current portion of long-term liabilities                             1,312,036      1,310,154
                                                                      ------------   ------------

      Total current liabilities                                          6,953,263      6,802,726
                                                                      ------------   ------------
 LONG-TERM LIABILITIES:
  Long-term liabilities, excluding current portion                       7,771,022      7,795,851
  Capital lease obligations, excluding current portion                     407,732        666,668
  Other liabilities, excluding current portion                             119,712        119,155
                                                                      ------------   ------------

      Total liabilities                                                 15,251,729     15,384,400
                                                                      ------------   ------------

 SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value: 750,000 authorized 750,000
   and 0 shares issued and outstanding                                       7,500              -
  Common stock, $.01 par value: 20,000,000 authorized 15,255,658
   and 15,209,481 shares issued and outstanding                            152,557        152,095
  Additional paid-in capital                                           100,497,369     88,451,972
  Cumulative translation adjustment                                        (93,095)        89,309
  Accumulated deficit                                                  (85,791,150)   (80,019,137)
                                                                      ------------   ------------

   Total shareholders' equity                                           14,773,181      8,674,239
                                                                      ------------   ------------

                                                                      $ 30,024,910   $ 24,058,639
                                                                      ============   ============

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Three Months Ended
                                                                          March 31,
                                                                    1997            1996
                                                              --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $(5,772,013)    $(5,548,010)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                                      977,604         666,323
  Gain on disposal of property and equipment                            (522)         (1,686)
  Change in operating assets and liabilities:
     Receivables, net                                                 42,197          32,052
     Inventories                                                    (431,867)     (1,246,871)
     Prepaid expenses and other current assets                       209,910          (4,203)
     Accounts payable                                                106,430        (748,008)
     Accrued expenses                                                 80,882         266,403
                                                                --------------  --------------
      Net cash used in operating activities                       (4,787,379)     (6,584,000)
                                                                --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                (552,394)       (190,142)
 Proceeds from sales of property and equipment                             -         102,586
 Purchases of marketable securities                               (7,885,685)     (3,967,356)
 Proceeds from sales of marketable securities                      3,400,000      10,825,000
 Other assets                                                         (1,400)        (42,175)
                                                                --------------  --------------
      Net cash provided by (used in) investing activities         (5,039,479)      6,727,913
                                                                --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowings                                    (32,240)        (33,456)
 Net proceeds from the issuance of preferred stock                11,900,000               -
 Net proceeds from the issuance of common stock                      153,359         146,718
 Principal payments under capital lease obligations                 (269,983)       (279,982)
                                                                --------------  --------------
      Net cash provided by (used in) financing activities         11,751,136        (166,720)
                                                                --------------  --------------

CUMULATIVE TRANSLATION ADJUSTMENT                                    (90,827)              -

      Net increase (decrease) in cash and cash equivalents         1,833,451         (22,807)

Cash and cash equivalents at beginning of period                   2,451,993       2,702,232
                                                                --------------  --------------
Cash and cash equivalents at end of period                       $ 4,285,444     $ 2,679,425
                                                                ==============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                      $   110,488     $   139,607
                                                                ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
The Company entered into capital lease obligations for equipment of $0 and $102,586 for the three months ended March 31, 1997 and 1996, respectively.

                            DIAMETRICS MEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                  (UNAUDITED)


(1)  UNAUDITED FINANCIAL STATEMENTS

     The interim consolidated financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been consolidated or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  RECLASSIFICATIONS

     Certain 1996 amounts in the Consolidated Statements of Operations have been reclassified from prior reported balances to conform to the 1997 presentation. The reclassifications had no impact on the net loss or loss per share as reported in 1996.

(3)  INVENTORIES

     Inventories are summarized as follows:

                        March 31,    December 31,
                           1997        1996
                        -------------------------
     Raw materials      $1,462,619   $1,623,243
     Work-in-process       639,058      569,505
     Finished goods      2,794,289    2,271,351
                        -------------------------
                        $4,895,966   $4,464,099
                        =========================

(4)  PRO FORMA INFORMATION

     On November 6, 1996, the Company acquired all the outstanding capital stock of Biomedical Sensors, Ltd. (BSL), an operating unit of Pfizer Inc., and certain assets from Howmedica, Inc., a wholly-owned subsidiary of Pfizer Inc., for $1,500,000 in cash and a $7,300,000 senior secured fixed rate loan note, due November 4, 2002. The Company has accounted for the acquisition using the purchase method. As such, the excess of the purchase price over the fair value of the identifiable assets acquired was recorded as goodwill, which consisted of purchased technology and other intangible assets totaling $2,305,899.

     The following reflects unaudited consolidated condensed results of operations for the three months ended March 31, 1997 compared to results for the comparable period in 1996, stated on a pro forma basis, as though the acquisition occurred at the beginning of 1996:

                                            Three Months Ended
                                                 March 31,
                                         1997         1996 PRO FORMA
                                  ------------------------------------
     Net sales                    $        1,954,966  $    1,350,571
     Cost of sales                         2,827,946       3,169,045
     Operating expenses                    4,729,243       5,518,843
     Net loss                             (5,772,013)     (7,154,010)

     Net loss per common share    $            (0.38) $        (0.48)

(5)  SHAREHOLDERS' EQUITY

     On January 30, 1997, the Company completed the sale in a private placement of 750,000 shares of Series I Junior Participating Convertible Preferred Stock at a price of $16.00 per share. Each share of Preferred Stock was automatically converted into four shares of Common Stock upon shareholder approval of an increase in authorized shares of Common Stock on April 10, 1997.

     Authorized shares of all classes of the Company's stock increased from 25,000,000 to 40,000,000, and authorized shares of Common Stock, par value $.01 per share, increased from 20,000,000 to 35,000,000 upon shareholder approval on April 10, 1997.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     -------------------------------------------------------------------------
     FINANCIAL CONDITION
     -------------------

     Statements regarding the Company's expectations about new and existing products, future financial performance and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1996.

     SUMMARY
     -------

     Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of critical care blood analysis systems, which provide immediate or continuous diagnostic results at the point of patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale manufacturing and sales organization. As of March 31, 1997, the primary funding for the operations of the Company has been approximately $99.1 million raised through public and private sales of its equity securities and issuance of convertible promissory notes, all of which have been repaid or converted into common stock.

     As noted in Footnote 4, "Pro Forma Information", in November 1996 the Company acquired all the outstanding capital stock of Biomedical Sensors, Ltd. (BSL), an operating unit of Pfizer Inc., and certain assets from Howmedica, Inc., a wholly owned subsidiary of Pfizer Inc. The combined operations of these former Pfizer entities are collectively referred to below as "Biomedical Sensors". Based in England, the new subsidiary, Diametrics Medical, Ltd. (DML), brings an existing product line which includes indwelling continuous blood monitoring systems utilizing fiber optic and electrochemical technology platforms. Current products include Paratrend 7, an intravascular blood gas monitoring system, and Neocath, a continuous oxygen monitoring system for newborns. Both products consist of a monitoring system and intravascular disposable sensors.

     RESULTS OF OPERATIONS
     ---------------------

     SALES Sales of the Company's products were $1,954,966 and $609,571 for the three months ended March 31, 1997 and 1996, respectively, an increase of over 220%. The increase over the prior year reflects the inclusion of sales related to DML and also a 49% increase in sales of IRMA instruments and cartridges. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales in the first quarter 1996, sales increased 45% in first quarter 1997.

     The Company's revenues are affected principally by the number of Paratrend 7, Neocath and IRMA instruments placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 1997, the Company has over 1,600 monitors and IRMA instruments at customer locations consuming the Company's fiber optic and electrochemical sensors for critical care blood and tissue analysis. Disposable fiber optic sensor units sold for the three months ended March 31, 1997 increased 88% over Biomedical Sensors' unit sales as a Pfizer operating unit in the first quarter of 1996, and IRMA disposable cartridge units sold during the first quarter of 1997 increased 108% over the comparable quarter in 1996.

     The Company's revenue in each of the remaining three quarters of 1997 is expected to exceed that of the first quarter, and revenues for the full year 1997 could significantly more than double the level achieved in 1996. The projected revenue growth is the result of continued market penetration, further planned expansion of the blood analysis and monitoring product lines and the inclusion of a full year of sales from DML.

     COST OF SALES The Company incurred manufacturing costs associated with product sales of $2,827,946 and $2,399,045 for the three months ended March 31, 1997 and 1996, respectively, an increase of 15%. The increase over the prior year reflects the inclusion of manufacturing costs related to the operations of DML, partially offset by reductions in IRMA cartridge manufacturing costs. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' manufacturing costs in the first quarter 1996, manufacturing costs decreased 11% in first quarter 1997. The improvement in manufacturing expenses reflects increased fiber optic sensor and IRMA cartridge volumes, improved yields, increased shelf life of cartridges and better control of overhead costs.

     A negative gross profit resulted as sales volume was not yet sufficient to cover labor, material and overhead costs. The Company, however, expects unit costs to continue to decline in 1997 as sales volumes increase and continued improvements are realized in manufacturing yields, processes, costs and product design. Depending upon product mix and production volumes, gross margins are targeted to approximate break-even levels for the full year 1997.

     OPERATING EXPENSES Research and development expenditures were $1,789,376 and $1,387,968 for the three months ended March 31, 1997 and 1996, respectively. The increase over the prior year reflects the inclusion of expenses related to the operations of DML, partially offset by a 26% expense reduction in Diametrics' U.S. operations. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' research and development costs in the first quarter 1996, research and development costs decreased 11% in first quarter 1997, due to the completion during 1996 of development of the IRMA SL, and the impact of staff reductions in the Company's U.S. operations in late 1996.

     Sales and marketing expenses totaled $1,988,788 and $1,609,559 for the three months ended March 31, 1997 and 1996, respectively. The period-to-period increase reflects the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales and marketing expenses in the first quarter 1996, sales and marketing expenses decreased 13% in first quarter 1997 due to cost containment and better deployment of resources.

     General and administrative expenses totaled $951,079 and $734,879 for the three months ended March 31, 1997 and 1996, respectively. The period-to-period increase reflects the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' general and administrative expenses in the first quarter 1996, general and administrative expenses decreased 5% in first quarter 1997, due primarily to the impact of staff reductions in the Company's U.S. operations in late 1996.

     Operating expense run rates for the remaining three quarters in 1997 are targeted to approximate or moderately exceed first quarter 1997 levels.

     OTHER INCOME (EXPENSE) Net other expense was $169,790 for the three months ended March 31, 1997 compared to net other income of $195,307 for the same period in the prior year, a decrease of $365,097. The Company realized interest income of $132,234 for the three months ended March 31, 1997 and $362,966 for the same period in the prior year. The period-to-period decrease reflects the impact of lower average cash balances resulting from a net use of cash in operations.

     Interest expense totaled $268,255 and $139,607 for the three months ended March 31, 1997 and 1996, respectively. The period-to-period increase primarily reflects interest accrued on a long-term note payable to Pfizer Inc. issued in connection with the Company's acquisition of Biomedical Sensors in November 1996.

     NET LOSS The net loss for the three months ended March 31, 1997 and 1996 was $5,772,013 and $5,548,010, respectively. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' net loss in the first quarter 1996, the net loss decreased 19% in first quarter 1997. The Company is targeting a reduced net loss in each of the remaining three quarters of 1997, compared to the first quarter 1997.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 1997, the Company had working capital of $12,997,846, an increase of $6,348,359 from the working capital reported at December 31, 1996. The increase primarily reflects the impact of $11.9 million net proceeds received in January 1997 with the completion of a private equity placement of 750,000 shares of convertible preferred stock less the net cash used in operating, investing and financing activities for the three months ended March 31, 1997.

     At March 31, 1997, the Company had property and equipment of $16,614,350, up from $16,295,952 at December 31, 1996, less accumulated depreciation of $8,772,076 and $8,008,200 at March 31, 1997 and December 31, 1996,
     respectively. The $318,000 net increase in the cost of property and equipment is the result of approximately $550,000 of capital additions, consisting primarily of investments in production equipment and demonstration instruments used to facilitate sales. Approximately $4,107,000 of the Company's property and equipment are financed through capital lease obligations at March 31, 1997. In 1997, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

     At March 31, 1997, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $80,000,000 and $850,000 respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $35,800,000 which can be carried forward indefinitely.

     As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,772,013 for the three months ended March 31, 1997. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. During January 1997 the Company completed a private placement which generated net cash proceeds to the Company of approximately $11.9 million. The Company believes current working capital and 1997 projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit, may provide the Company with sufficient liquidity through 1997 and into early 1998. It is probable, however, the Company will be required to raise additional capital by late 1997 or early 1998. If capital requirements vary materially from those currently planned, the Company could require additional capital at an earlier time. Additional funds may also be required for the Company to meet significantly greater than anticipated demand for its products. As a result, the Company has and will continue to evaluate raising additional capital through alliances with strategic corporate partners, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products, the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and the Company's research and development activities.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     On January 30, 1997, the Company completed the sale in a private placement of 750,000 shares of Series I Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a price of $16.00 per share, for aggregate proceeds of $12,000,000. Each purchaser of Preferred Stock also received a detachable warrant to purchase one share of the Company's Common Stock, par value $.01 per share (the "Common Stock"), for each share of Preferred Stock purchased, with an exercise price (subject to adjustment) equal to $5.0625 per share. Such warrants were immediately exercisable. The securities were privately sold to certain accredited investors. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

     Each share of Preferred Stock was automatically converted, pursuant to the terms of the Preferred Stock, into four shares of the Common Stock upon shareholder approval of an increase in the number of authorized shares of Common Stock on April 10, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

EXHIBIT                                                             METHOD
NO.                                     DESCRIPTION               OF FILING
---                                     -----------               ---------
3.1                          Articles of Incorporation of the   Filed herewith
                             Company (as amended)

3.2                          Bylaws of the Company (as               (6)
                             amended)

4.1                          Form of Certificate for Common          (1)
                             Stock

4.2                          Form of Registration Rights             (1)
                             Agreement between the Company
                             and certain of its shareholders
                             and warrant holders

4.3                          Form of Registration Rights             (3)
                             Agreement dated as of February
                             3, 1995, between the Company and
                             certain of its shareholders

4.4                          Registration Rights Agreement,          (5)
                             dated as of January 30, 1997, by
                             and between the Company and
                             purchasers of Series I Junior
                             Participating Preferred Stock

4.5                          Form of Certificate for  Series         (5)
                             I Junior Participating Preferred
                             Stock

4.6                          Form of Stock Purchase Warrant,         (5)
                             dated as of January 30, 1997

10.1                         Real Property Lease dated May 3,        (1)
                             1990, between CommersKlodt, a
                             Minnesota General Partnership
                             and the Company

10.2                         Real Property Lease dated May           (1)
                             28, 1991, between CommersKlodt,
                             a Minnesota General Partnership
                             and the Company

10.3                         Real Property Lease dated July          (1)
                             2, 1991, between CommersKlodt, a
                             Minnesota General Partnership
                             and the Company

10.4                         Real Property Lease dated               (1)
                             December 20, 1992, between
                             CommersKlodt, a Minnesota
                             General Partnership and the
                             Company

10.5                         Real Property Lease dated May           (1)
                             10, 1993, between CommersKlodt,
                             a Minnesota General Partnership
                             and the Company

10.6                         Equipment Sublease Agreement            (1)
                             dated August 12, 1992, between
                             FIM, Inc. and the Company

10.7                         Master Lease Agreement dated            (1)
                             November 11, 1992, between
                             Bankers Leasing Association,
                             Inc. and the Company

10.8                         Master Equipment Lease Agreement        (1)
                             dated June 15, 1993, between the
                             Company and The Northern Leasing
                             Fund, as amended by Amendment
                             No. 1 dated June 8, 1994
                             (including form of warrant
                             issued in connection therewith)

10.9                         Master Equipment Lease Agreement        (1)
                             dated June 15, 1993, between the
                             Company and Phoenix Growth
                             Capitol Corp., as amended by
                             Amendment No. 1 dated June 8,
                             1994 (including form of warrant
                             issued in connection therewith)

10.10*                       1990 Stock Option Plan (as              (6)
                             revised and restated), including
                             form of option agreement

10.11*                       1993 Directors' Stock Option            (4)
                             Plan, as amended

10.12*                       1995 Equalizing Director Stock          (4)
                             Option Plan

10.13                        1995 Employee Stock Purchase            (6)
                             Plan (as revised and restated)

10.14                        Agreement dated July 7, 1993,           (1)
                             between the Company and AmHS
                             Purchasing Partners, L.P.

10.15                        Agreement dated January 1, 1995,        (3)
                             between the Company and Vencor,
                             Inc.

10.16                        Settlement Agreement and Mutual         (1)
                             General Releases dated March 25,
                             1994, among PPG Industries,
                             Inc., the Company, Walter L.
                             Sembrowich, David W. Deetz and
                             Kee Van Sin

10.17                        Letter agreement dated as of            (2)
                             February 1, 1995, among the
                             Company, Allstate Venture Capital
                             and Frazier and Company L.P.

10.18                        Letter agreement dated January          (2)
                             5, 1993, between the Company and
                             Michael F. Connoy

10.19                        Agreement dated June 29, 1990,          (2)
                             between the Company and David W.
                             Deetz, as supplemented by the
                             letter agreement dated March 28,
                             1995

10.20                        Agreement dated June 29, 1990,          (2)
                             between the Company and Walter
                             L. Sembrowich, Ph.D.

10.21                        Agreement dated December 21,            (4)
                             1995, between the Company and
                             Walter L. Sembrowich, Ph.D.

10.22                        Agreement dated March 1, 1996,          (4)
                             between the Company and Barbara
                             E. Roth

10.23                        Agreement dated April 12, 1996          (6)
                             between the Company and David T.
                             Giddings

10.24                        Stock Purchase Agreement, dated         (5)
                             as of January 30, 1997, between
                             the Company and the Purchasers
                             named therein

27                           Financial Data Schedule            Filed herewith

99                           Cautionary Statements Under             (6)
                             Private Securities Litigation
                             Reform Act

_________
* Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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

(2)       Incorporated by reference to the Company's 1994 Annual Report on Form
          10-K.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-94442).

(4)       Incorporated by reference to the Company's 1995 Annual Report on Form
          10-K.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 1997.

(6)       Incorporated by reference to the Company's 1996 Annual Report on Form
          10-K.

     B.   REPORTS ON FORM 8-K.


          On January 20, 1997, the Company filed Amendment No. 1 to Current Report on Form 8-K, originally filed on November 21, 1996, relating to the Company's acquisition of Biomedical Sensors, Ltd. on November 6, 1996. The amended Form 8-K/A included the financial statements and pro forma financial information required by Item 7(a) and (b) of Form 8-K, which were omitted from the report as originally filed.


          On March 25, 1997, the Company filed a Current Report on Form 8-K relating to the Company's completion on January 30, 1997 of a private placement of 750,000 shares of Series I Junior Participating Convertible Preferred Stock at a price of $16 per share.

                            DIAMETRICS MEDICAL, INC.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMETRICS MEDICAL, INC.



By: /s/ Laurence L. Betterley
    -------------------------
        Laurence L. Betterley
        Senior Vice President
        and Chief Financial Officer
        (and Duly Authorized Officer)



  Dated:  May 14, 1997

                            DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX


EXHIBIT
NO.                            DESCRIPTION
---                            -----------

3.1        Articles of Incorporation of the Company, as amended

27         Financial Data Schedule