Form 10-Q
period 1997-06-30
DIAMETRICS MEDICAL INC
filed 1997-08-14
CIK 895380

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              __________________

                                   FORM 10-Q

                              __________________

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                              __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on June 30, 1997, was 19,738,506.

================================================================================

                           DIAMETRICS MEDICAL, INC.

                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

     ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENTS OF OPERATIONS:
                      Three Months Ended June 30, 1997 and 1996.........................  3
                      Six Months Ended June 30, 1997 and 1996...........................  3

                    CONSOLIDATED BALANCE SHEETS as of June 30, 1997
                     and December 31, 1996..............................................  4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS:
                      Six Months Ended June 30, 1997 and 1996...........................  5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................  6

     ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                    AND FINANCIAL CONDITION.............................................  8

PART II - OTHER INFORMATION

     ITEM 1.        LEGAL PROCEEDINGS................................................... 12
     ITEM 2.        CHANGES IN SECURITIES............................................... 12
     ITEM 3.        DEFAULTS UPON SENIOR SECURITIES..................................... 12
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 12
     ITEM 5.        OTHER INFORMATION................................................... 12
     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.................................... 12
     SIGNATURES......................................................................... 13

                            DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months Ended              Six Months Ended
                                              June 30,                       June 30,
                                        1997           1996            1997            1996
                                     ------------   ------------   -------------   -------------
Net sales                            $ 2,607,679    $   583,530    $  4,562,645    $  1,193,101

Cost of sales                          2,821,574      2,145,907       5,649,520       4,544,952
                                     ------------   ------------   -------------   -------------
  Gross profit (loss)                   (213,895)    (1,562,377)     (1,086,875)     (3,351,851)
                                     ------------   ------------   -------------   -------------

Operating expenses:
  Research and development             1,772,087      1,804,950       3,561,463       3,192,918
  Sales and marketing                  1,954,638      1,670,447       3,943,426       3,280,006
  General and administrative             986,935        772,775       1,938,014       1,507,654
  Restructuring and other charges        163,204        303,864         163,204         525,301
                                     ------------   ------------   -------------   -------------
  Total operating expenses             4,876,864      4,552,036       9,606,107       8,505,879
                                     ------------   ------------   -------------   -------------

Operating loss                        (5,090,759)    (6,114,413)    (10,692,982)    (11,857,730)

Other income (expense), net             (163,275)        49,942        (333,065)        245,249
                                     ------------   ------------   -------------   -------------

Net loss                             $(5,254,034)   $(6,064,471)   $(11,026,047)   $(11,612,481)
                                     ============   ============   =============   =============

Net loss per common share            $     (0.29)   $     (0.40)   $      (0.66)   $      (0.77)
                                     ============   ============   =============   =============

Weighted average number of
common shares outstanding             18,244,016     15,094,419      16,743,710      15,003,639
                                     ============   ============   =============   =============

                           DIAMETRICS MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       June 30,     December 31,
                                                                         1997           1996

                                                                    -------------  --------------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                      $  4,569,955   $  2,451,993
     Marketable securities                                            10,482,876      3,402,598
     Accounts receivable:
       Trade, net                                                      2,498,309      2,033,496
       Nontrade                                                           86,733        556,272
     Inventories                                                       4,490,041      4,464,099
     Prepaid expenses and other current assets                           499,597        543,755
                                                                    -------------  --------------

       Total current assets                                           22,627,511     13,452,213
                                                                    -------------  --------------

  PROPERTY AND EQUIPMENT                                              17,041,647     16,295,952
     Less accumulated depreciation and amortization                   (9,241,429)    (8,008,200)
                                                                    -------------  --------------

                                                                       7,800,218      8,287,752
                                                                    -------------  --------------

  OTHER ASSETS                                                         2,038,685      2,318,674
                                                                    -------------  --------------

                                                                    $ 32,466,414   $ 24,058,639
                                                                    =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable                                               $    946,331   $  1,644,324
     Accrued expenses                                                  3,573,332      3,848,248
     Current portion of long-term liabilities                          1,319,568      1,310,154
                                                                    -------------  --------------

       Total current liabilities                                       5,839,231      6,802,726
                                                                    -------------  --------------

  LONG-TERM LIABILITIES:
     Long-term liabilities, excluding current portion                  8,463,564      7,795,851
     Capital lease obligations, excluding current portion                276,478        666,668
     Other liabilities, excluding current portion                        117,775        119,155
                                                                    -------------  --------------

       Total liabilities                                              14,697,048     15,384,400
                                                                    -------------  --------------

  SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value: 35,000,000 authorized 19,738,506
      and 15,209,481 shares issued and outstanding                       197,385        152,095
     Additional paid-in capital                                      108,615,702     88,451,972
     Cumulative translation adjustment                                     1,463         89,309
     Accumulated deficit                                             (91,045,184)   (80,019,137)
                                                                    -------------  --------------

       Total shareholders' equity                                     17,769,366      8,674,239
                                                                    -------------  --------------

                                                                    $ 32,466,414   $ 24,058,639
                                                                    =============  ==============

                            DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          1997                1996
                                                                      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(11,026,047)       $(11,612,481)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                        2,068,723           1,372,642
    Gain on disposal of property and equipment                             (61,883)             (1,686)
    Change in operating assets and liabilities:
      Receivables, net                                                       4,726              48,695
      Inventories                                                          (25,942)         (1,206,887)
      Prepaid expenses and other current assets                             44,158             (53,043)
      Accounts payable and accrued expenses                               (933,678)           (695,509)
                                                                      -------------       -------------
        Net cash used in operating activities                           (9,929,943)        (12,148,269)
                                                                      -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (1,447,754)           (576,967)
  Purchases of marketable securities                                   (14,480,278)         (5,907,680)
  Proceeds from maturities of marketable securities                      7,400,000          16,325,000
  Other                                                                     91,843              48,144
                                                                      -------------       -------------
        Net cash provided by (used in) investing activities             (8,436,189)          9,888,497
                                                                      -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                                         (52,829)            (44,608)
  Proceeds from long-term borrowings                                       877,656                   -
  Net proceeds from the issuance of preferred stock                     11,900,000                   -
  Net proceeds from the issuance of common stock                         8,309,020             770,109
  Principal payments under capital lease obligations                      (542,981)           (543,325)
                                                                      -------------       -------------
        Net cash provided by financing activities                       20,490,866             182,176
                                                                      -------------       -------------
CUMULATIVE TRANSLATION ADJUSTMENT                                           (6,772)                  -
                                                                      -------------       -------------
        Net increase (decrease) in cash and cash equivalents             2,117,962          (2,077,596)

Cash and cash equivalents at beginning of period                         2,451,993           1,149,311
                                                                      -------------       -------------
Cash and cash equivalents at end of period                            $  4,569,955        $   (928,285)
                                                                      =============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                            $    201,724        $    273,641
                                                                      =============       =============

                           DIAMETRICS MEDICAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


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

(3)  INVENTORIES

     Inventories are summarized as follows:

                                         June 30,         December 31,
                                           1997               1996
                                    -------------------------------------
     Raw materials                   $    1,185,325      $    1,623,243
     Work-in-process                        556,157             569,505
     Finished goods                       2,748,559           2,271,351
                                    -------------------------------------
                                     $    4,490,041      $    4,464,099
                                    =====================================

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

     The following reflects unaudited consolidated condensed results of operations for the three and six months ended June 30, 1997 compared to results for the comparable periods in 1996, stated on a pro forma basis, as though the acquisition occurred at the beginning of 1996:

                               Three Months Ended                          Six Months Ended
                                       June 30,                               June 30,
                             1997         1996 Pro forma              1997         1996 Pro forma
                        ---------------------------------         --------------------------------
     Net sales          $    2,607,679    $     1,741,530         $    4,562,645   $    3,092,101
     Cost of sales           2,821,574          3,039,097              5,649,520        6,208,952
     Costing expenses        4,876,864          6,275,036              9,606,107       11,793,879
     Net Loss               (5,254,034)        (7,485,471)           (11,026,047)     (14,639,481)

     Net loss per
     common share       $        (0.29)   $         (0.50)        $        (0.66)  $        (0.98)

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

     On June 10, 1997, the Company completed the sale in a private placement of 1,422,222 shares of Common Stock at a price of $5.625 per share.

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

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale manufacturing and sales organization. As of June 30, 1997, the primary funding for the operations of the Company has been approximately $108.9 million raised through public and private sales of its equity securities and issuance of convertible promissory notes, all of which have been repaid or converted into common stock.

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

     RESULTS OF OPERATIONS
     ---------------------

     SALES Sales of the Company's products were $2,607,679 and $4,562,645 for the three and six months ended June 30, 1997, compared to $583,530 and $1,193,101 for the same periods last year, an increase of 347% and 282%, respectively. The increase for the three and six months ended June 30, 1997 over the prior year reflects the inclusion of sales related to DML and also a 142% and 94% increase, respectively, in sales of IRMA instruments and cartridges. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales for the three and six months ended June 30, 1996, sales increased 50% and 48% for the same periods in 1997.

     The Company's revenues are affected principally by the number of Paratrend 7, Neocath and IRMA instruments placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 1997, the Company has over 1,700 monitors and IRMA instruments at customer locations consuming the Company's fiber optic and electrochemical sensors for critical care blood and tissue analysis. Disposable fiber optic sensor units sold for the six months ended June 30, 1997 increased 22% over Biomedical Sensors' unit sales as a Pfizer operating unit for the same period in 1996, and IRMA disposable cartridge units sold for the three and six months ended June 30, 1997 increased 131% and 120%, respectively, over the comparable periods in 1996.

     The Company's revenue in the last half of 1997 is expected to exceed that of the first half, with revenues for the full year 1997 potentially more than doubling the level achieved in 1996. The projected revenue growth is the result of continued market penetration, further planned expansion of the blood analysis and monitoring product lines and the inclusion of a full year of sales from DML.

     COST OF SALES The Company incurred manufacturing costs associated with product sales of $2,821,574 and $5,649,520 for the three and six months ended June 30, 1997, compared to $2,145,907 and $4,544,952 for the same periods in the prior year, an increase of 31% and 24%, respectively. The increase over the prior year reflects the inclusion of manufacturing costs related to the operations of DML, partially offset by reductions in IRMA cartridge manufacturing costs. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' manufacturing costs for the three and six months ended June 30, 1996, costs decreased 7% and 9%, respectively, for the same periods in 1997. The improvement in manufacturing expenses reflects increased fiber optic sensor and IRMA cartridge volumes, improved yields, increased shelf life of cartridges and better control of overhead costs.

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

     OPERATING EXPENSES Research and development expenditures were $1,772,087 and $3,561,463 for the three and six months ended June 30, 1997, compared to $1,804,950 and $3,192,918 for the same periods in the prior year. The decrease for the three months ended June 30, 1997 and increase for the six months ended June 30, 1997, reflects inclusion of expenses related to the operations of DML, offset in the second quarter 1997 by a 41% expense reduction and in the 1997 year-to-date period by a 34% expense reduction in Diametrics' U.S. operations. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' research and development costs for the three and six months ended June 30, 1996, costs decreased 28% and 20%, respectively, for the same periods in 1997, due to the completion during 1996 of development of the IRMA SL, and the impact of staff reductions in the Company's U.S. operations in late 1996.

     Sales and marketing expenses totaled $1,954,638 and $3,943,426 for the three and six months ended June 30, 1997, compared to $1,670,447 and $3,280,006 for the same periods in 1996. The period-to-period increases reflect the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales and marketing expenses for the three and six months ended June 30, 1996, expenses decreased 20% and 17%, respectively, for the same periods in 1997, due to cost containment and better deployment of resources.

     General and administrative expenses totaled $986,935 and $1,938,014 for the three and six months ended June 30, 1997, compared to $772,775 and $1,507,654 for the same periods in 1996. The period-to-period increases reflect the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' general and administrative expenses for the three and six months ended June 30, 1996, general and administrative expenses decreased 6% and 5%, respectively, for the same periods in 1997, due primarily to the impact of staff reductions in the Company's U.S. operations in late 1996.

     Restructuring and other charges totaled $163,204 for both the three and six month periods ended June 30, 1997, compared to $303,864 and $525,301, respectively, for the same periods in 1996. 1997 charges reflect severance costs associated with a work force reduction, primarily in the Company's U.S. manufacturing operations. 1996 charges reflect severance costs associated with a restructuring of the management team and work force reductions primarily in manufacturing and research and development. These restructuring activities were completed before the end of the second quarter of the years in which charges were incurred, and the Company does not have any future cash obligations relative to the described restructuring activities. The impact of the headcount reductions on future operating results and cash flows is not expected to be material, as savings achieved in these areas have been and will continue to be reinvested in other areas of the Company, including the Company's international operations.

     Operating expense run rates for the remaining two quarters in 1997 are targeted to approximate or moderately exceed second quarter 1997 levels.

     OTHER INCOME (EXPENSE) Net other expense was $163,275 and $333,065 for the three and six months ended June 30, 1997, compared to net other income of $49,942 and $245,249 for the same periods in the prior year, a decrease of $213,217 and $578,314, respectively. The Company realized interest income of $126,402 and $258,635 for the three and six months ended June 30, 1997, compared to $263,766 and $626,752 for the same periods in the prior year. The period-to-period decrease reflects the impact of lower average cash balances resulting from a net use of cash in operations.

     Interest expense totaled $257,910 and $529,635 for the three and six months ended June 30, 1997, compared to $134,034 and $273,641 for the same periods in 1996. The period-to-period increase primarily reflects interest accrued on a long-term note payable to Pfizer Inc. issued in connection with the Company's acquisition of Biomedical Sensors in November 1996.

     NET LOSS The net loss for the three and six months ended June 30, 1997 was $5,254,034 and $11,026,047, compared to $6,064,471 and $11,612,481 for the same periods in 1996. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' net loss for the three and six months ended June 30, 1996, the net loss decreased 30% and 25%, respectively, for the same periods in 1997. The Company is targeting a reduced net loss in the last half of 1997, compared to the first half of 1997.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At June 30, 1997, the Company had working capital of $16,788,280, an increase of $10,138,793 from the working capital reported at December 31, 1996. The increase primarily reflects the impact of $11.9 million net proceeds received in January 1997 with the completion of a private equity placement of 750,000 shares of convertible preferred stock and $7.9 million net proceeds received in June 1997 with the completion of a private equity placement of 1,422,222 shares of common stock less the net cash used in operating, investing and financing activities for the six months ended June 30, 1997.

     On August 4, 1997, the Company announced it called the warrants issued in conjunction with a private equity placement in January of this year. Effective July 31, 1997, warrants for 750,000 shares of common stock at $5.0625 per share were called, providing additional funding of $3.8 million for the Company if all warrants are exercised. Warrant holders have until August 29, 1997 to exercise. As of August 11, 1997, 51,250 shares were exercised resulting in gross proceeds to the Company of $259,453.

     At June 30, 1997, the Company had property and equipment of $17,041,647, up from $16,295,952 at December 31, 1996, less accumulated depreciation of $9,241,429 and $8,008,200 at June 30, 1997 and December 31, 1996,
     respectively. The $746,000 net increase in the cost of property and equipment is the result of approximately $1,448,000 of capital additions, consisting primarily of investments in production equipment and demonstration instruments used to facilitate sales, less retirements of approximately $488,000 and foreign currency translation decreases of approximately $185,000. Approximately $3,650,000 of the Company's property and equipment are financed through capital lease obligations at June 30, 1997. In 1997, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

     At June 30, 1997, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $84,000,000 and $1,000,000 respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $35,800,000 which can be carried forward indefinitely.

     As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,254,034 and $11,026,047 for the three and six months ended June 30, 1997. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. In January and June 1997 the Company completed two private placements which generated net cash proceeds to the Company of approximately $19.8 million. The Company believes current working capital and projected operating revenues for the remainder of 1997 and 1998, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit, may provide the Company with sufficient liquidity through most of 1998. If capital requirements vary materially from those currently planned, the Company could require additional capital at an earlier time. Additional funds may also be required for the Company to meet significantly greater than anticipated demand for its products. As a result, the Company has and will continue to evaluate raising additional capital through alliances with strategic corporate partners, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products, the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and the Company's research and development activities.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES

     On June 10, 1997, the Company completed the sale in a private placement of 1,422,222 shares of Common Stock, par value $.01 per share (the "Common Stock"), at a price of $5.625 per share, for aggregate proceeds of $8,000,000. Each purchaser of Common Stock also received a detachable warrant to purchase one share of the Company's Common Stock for each four shares of common stock purchased, with an exercise price (subject to adjustment) equal to $6.75 per share. Such warrants were immediately exercisable. The securities were privately sold to certain accredited investors. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

     The Company issued stock warrants in 1992 in conjunction with private bridge financing agreements with certain shareholders and outside investors. The detachable warrants are exercisable up to five years from the date of purchase at an exercise price of $4.77 per share. During the quarter ended June 30, 1997, 6,637 shares of the Company's common stock were issued in connection with such warrants, with proceeds amounting to $31,658. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of the Company's shareholders was held on April 10, 1997 to consider an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 35,000,000 (the "Amendment"). The Amendment was approved by shareholders by a vote as follows: 9,601,120 voted "For"; 88,405 voted "Against"; 22,195 abstained; and no broker non-votes.

     The Annual Meeting of the Company's shareholders was held on May 7, 1997. At the meeting, shareholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2000. Each of the directors was reelected by a vote as follows: James E. Ashton, Ph.D. received 13,529,470 votes "For" and 47,676 votes were "Withheld"; and Roy
     S. Johnson received 13,527,870 votes "For" and 49,276 votes were "Withheld."

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     EXHIBIT                                                       METHOD
     NO.                 DESCRIPTION                             OF FILING
     ---                 ------------                            ---------

     27            Financial Data Schedule                       Filed herewith

     B.   REPORTS ON FORM 8-K.

          On June 26, 1997, the Company filed a Current Report on Form 8-K relating to the Company's completion of the sale in a private placement of 1,422,222 shares of Common Stock at a price of $5.625 per share.

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



Dated:  August 14, 1997

                           DIAMETRICS MEDICAL, INC.

                                 EXHIBIT INDEX



     EXHIBIT

     NO.                                     DESCRIPTION
     ---                                     -----------
     27         Financial Data Schedule