Form 10-Q
period 1997-09-30
DIAMETRICS MEDICAL INC
filed 1997-11-13
CIK 895380

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                   FORM 10-Q
                               __________________

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes (X)     No ( )

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on September 30, 1997, was 20,763,100.

==============================================================================

                            DIAMETRICS MEDICAL, INC.


Part I  FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements
               Consolidated Statements of Operations:
                 Three Months Ended September 30, 1997 and 1996............... 3
                 Nine Months Ended September 30, 1997 and 1996................ 3
               Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996......................................... 4
               Consolidated Statements of Cash Flows:
                 Nine Months Ended September 30, 1997 and 1996................ 5
               Notes to Consolidated Financial Statements..................... 6
   Item 2.     Management's Discussion and Analysis of Results of Operations
               and Financial Condition........................................ 8

Part II  OTHER INFORMATION

   Item 1.     Legal Proceedings..............................................12
   Item 2.     Changes in Securities..........................................12
   Item 3.     Defaults Upon Senior Securities................................12
   Item 4.     Submission of Matters to a Vote of Security Holders............12
   Item 5.     Other Information..............................................12
   Item 6.     Exhibits and Reports on Form 8-K...............................12
   Signatures.................................................................13

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         Three Months Ended                 Nine Months Ended
                                              September 30,                    September 30,
                                        1997            1996              1997               1996
                                   ------------     ------------     --------------     --------------
   Net sales                         $2,829,279         $669,848         $7,391,924         $1,862,949
   Cost of sales                      3,018,947        2,180,528          8,668,467          6,725,480
                                   ------------     ------------     --------------     --------------
    Gross profit (loss)                (189,668)      (1,510,680)        (1,276,543)        (4,862,531)
                                   ------------     ------------     --------------     --------------
   Operating expenses:
    Research and development          1,782,933        1,691,164          5,344,396          4,884,082
    Sales and marketing               1,917,018        1,617,058          5,860,444          4,897,064
    General and administrative          936,330          702,493          2,874,344          2,210,147
    Restructuring and other charges     134,939                -            298,143            525,301
                                   ------------     ------------     --------------     --------------
    Total operating expenses          4,771,220        4,010,715         14,377,327         12,516,594
                                   ------------     ------------     --------------     --------------
   Operating loss                    (4,960,888)      (5,521,395)       (15,653,870)       (17,379,125)
   Other income (expense), net         (192,379)          37,123           (525,444)           282,372
                                   ------------     ------------     --------------     --------------
   Net loss                         ($5,153,267)     ($5,484,272)      ($16,179,314)      ($17,096,753)
                                   ============     ============     ==============     ==============
   Net loss per common share             ($0.25)          ($0.36)            ($0.90)            ($1.14)
                                   ------------     ------------     --------------     --------------
   Weighted average number of
   common shares outstanding         20,279,062       15,155,812         17,935,053         15,054,734
                                   ============     ============     ==============     ==============

                           DIAMETRICS MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               September 30,       December 31,
                                                                   1997               1996
                                                               ------------       ------------
ASSETS
 Current assets:
  Cash and cash equivalents                                      $1,701,760         $2,451,993
  Marketable securities                                          13,902,063          3,402,598
  Accounts receivable:
   Trade, net                                                     2,992,668          2,033,496
   Nontrade                                                         102,223            556,272
  Inventories                                                     3,820,717          4,464,099
  Prepaid expenses and other current assets                         468,541            543,755
                                                               ------------       ------------
   Total current assets                                          22,987,972         13,452,213
                                                               ------------       ------------
 Property and equipment                                          17,676,137         16,295,952
  Less accumulated depreciation and amortization                 (9,912,360)        (8,008,200)
                                                               ------------       ------------
                                                                  7,763,777          8,287,752
                                                               ------------       ------------
 Other assets                                                     1,975,718          2,318,674
                                                               ------------       ------------
                                                                $32,727,467        $24,058,639
                                                               ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                               $1,700,144         $1,644,324
  Accrued expenses                                                3,660,945          3,848,248
  Current portion of long-term liabilities                        1,161,913          1,310,154
                                                               ------------       ------------
   Total current liabilities                                      6,523,002          6,802,726
                                                               ------------       ------------
 Long-term liabilities:
  Long-term liabilities, excluding current portion                8,551,400          7,795,851
  Capital lease obligations, excluding current portion              208,069            666,668
  Other liabilities, excluding current portion                      114,856            119,155
                                                               ------------       ------------
   Total liabilities                                             15,397,327         15,384,400
                                                               ------------       ------------
 Shareholders' equity:
  Common stock, $.01 par value: 35,000,000 authorized
   20,763,100 and 15,209,481 shares issued and outstanding          207,631            152,095
  Additional paid-in capital                                    113,350,175         88,451,972
  Cumulative translation adjustment                                 (29,215)            89,309
  Accumulated deficit                                           (96,198,451)       (80,019,137)
                                                               ------------       ------------
   Total shareholders' equity                                    17,330,140          8,674,239
                                                               ------------       ------------
                                                                $32,727,467        $24,058,639
                                                               ============       ============

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 1997             1996
                                                             ------------      ------------
   Cash flows from operating activities:
    Net loss                                                 ($16,179,314)     ($17,096,753)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
     Depreciation and amortization                              3,077,761         2,051,351
     Gain on disposal of property and equipment                   (89,526)           (1,686)
     Change in operating assets and liabilities:
      Receivables, net                                           (505,123)          (34,308)
      Inventories                                                 643,382        (1,233,493)
      Prepaid expenses and other current assets                    75,214           (26,494)
      Accounts payable and accrued expenses                       (98,810)         (208,687)
                                                             ------------      ------------
       Net cash used in operating activities                  (13,076,416)      (16,550,070)
                                                             ------------      ------------
   Cash flows from investing activities:
    Purchases of property and equipment                        (2,466,031)       (1,151,571)
    Purchases of marketable securities                        (22,899,465)       (8,363,881)
    Proceeds from maturities of marketable securities          12,400,000        24,537,617
    Other                                                         164,080           125,510
                                                             ------------      ------------
       Net cash provided by (used in) investing activities    (12,801,416)       15,147,675
                                                             ------------      ------------
   Cash flows from financing activities:
    Principal payments on borrowings                              (87,312)          (76,542)
    Proceeds from long-term borrowings                          1,058,626                 -
    Net proceeds from the issuance of preferred stock          11,900,000                 -
    Net proceeds from the issuance of common stock             13,053,739           886,343
    Principal payments under capital lease obligations           (812,203)         (805,864)
                                                             ------------      ------------
       Net cash provided by financing activities               25,112,850             3,937
                                                             ------------      ------------
   Cumulative translation adjustment                               14,749                 -
                                                             ------------      ------------
       Net decrease in cash and cash equivalents                 (750,233)       (1,398,458)
                                                             ------------      ------------
   Cash and cash equivalents at beginning of period             2,451,993         2,702,232
                                                             ------------      ------------
   Cash and cash equivalents at end of period                  $1,701,760        $1,303,774
                                                             ============      ============
   Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $298,734          $395,098
                                                             ============      ============

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (UNAUDITED)

(1)  UNAUDITED FINANCIAL STATEMENTS

  The interim consolidated financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals and restructuring and other charges, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

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

(3)  INVENTORIES

  Inventories are summarized as follows:

                                     September 30,     December 31,
                                         1997              1996
                                     ------------------------------
  Raw materials                       $1,000,402       $1,623,243
  Work-in-process                        524,880          569,505
  Finished goods                       2,295,435        2,271,351
                                     ------------------------------
                                      $3,820,717       $4,464,099
                                     ==============================

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

  The following reflects unaudited consolidated condensed results of operations for the three and nine months ended September 30, 1997 compared to results for the comparable periods in 1996, stated on a pro forma basis, as though the acquisition occurred at the beginning of 1996:


                        Three Months Ended              Nine Months Ended
                           September 30,                   September 30,
                                       1996                            1996
                      1997          Pro forma          1997          Pro forma
                    -----------     -----------     -----------     -----------
Net sales           $ 2,829,279     $ 1,496,848     $ 7,391,924     $ 4,588,949
Cost of sales         3,018,947       4,749,528       8,668,467      10,958,480
Operating expenses    4,771,220       5,792,715      14,377,327      17,586,594
Net loss             (5,153,267)    (10,499,272)    (16,179,314)    (25,138,753)

Net loss per
common share        $     (0.25)    $     (0.69)     $    (0.90)    $     (1.67)


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

  On June 10, 1997, the Company completed the sale in a private placement of 1,422,222 shares of Common Stock at a price of $5.625 per share. In addition, each purchaser received a warrant to purchase one share of Common Stock, at a purchase price of $6.75, for every four shares of Common Stock purchased, providing additional future funding potential of approximately $2.4 million. The warrants can be exercised at any time during the five year period ending June 10, 2002. Additionally, the Company can call the warrants if the Company's Common Stock trades for any consecutive 20 trading days at a price greater than $8.75 in the first 12 months, or $9.25, $9.75, $10.25, and $10.75 in each subsequent year, respectively.

  Authorized shares of all classes of the Company's stock increased from 25,000,000 to 40,000,000, and authorized shares of Common Stock, par value $.01 per share, increased from 20,000,000 to 35,000,000 upon shareholder approval on April 10, 1997.

  On August 4, 1997, the Company called the warrants issued in connection with the private equity placement completed in January 1997, resulting in the issuance during the third quarter of 750,000 shares of Common Stock at $5.0625 per share.

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

  Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale manufacturing and sales organization. As of September 30, 1997, the primary funding for the operations of the Company has been approximately $113.3 million raised through public and private sales of its equity securities and issuance of convertible promissory notes, all of which have been repaid or converted into common stock.

  As noted in Footnote 4, "Pro Forma Information", in November 1996 the Company acquired all the outstanding capital stock of Biomedical Sensors, Ltd. (BSL), an operating unit of Pfizer Inc., and certain assets from Howmedica, Inc., a wholly owned subsidiary of Pfizer Inc. The combined operations of these former Pfizer entities are collectively referred to below as "Biomedical Sensors". based in England, the new subsidiary, Diametrics Medical, Ltd. (DML), brings a product line which includes indwelling continuous blood monitoring systems utilizing fiber optic and electrochemical technology platforms. Current products include Paratrend 7, an intravascular blood gas monitoring system; and Neotrend, a continuous multi-parameter blood gas monitoring system for use with low birth weight newborns. Each of these products consists of a monitoring system and intravascular disposable sensors.

  RESULTS OF OPERATIONS
  ---------------------

  SALES Sales of the Company's products were $2,829,279 and $7,391,924 for the three and nine months ended September 30, 1997, compared to $669,848 and $1,862,949 for the same periods last year, an increase of 322% and 297%, respectively. The increase for the three and nine months ended September 30, 1997 over the prior year reflects the inclusion of sales related to DML and also a 183% and 126% increase, respectively, in sales of IRMA instruments and cartridges. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales for the three and nine months ended September 30, 1996, sales increased 89% and 61% for the same periods in 1997.

  The Company's revenues are affected principally by the number of monitors and IRMA instruments placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 1997, the Company has over 2,000 monitors and IRMA instruments at customer locations consuming the Company's fiber optic and electrochemical sensors for critical care blood and tissue analysis. Disposable fiber optic sensor units sold for the three and nine months ended September 30, 1997 increased 10% and 14%, respectively, over Biomedical Sensors' unit sales as a Pfizer operating unit for the same periods in 1996, and IRMA disposable cartridge units sold for the three and nine months ended September 30, 1997 increased 62% and 96%, respectively, over the comparable periods in 1996.

  The Company's revenue in the fourth quarter of 1997 is targeted to exceed that of the third quarter, with revenues for the full year 1997 more than doubling the level achieved in 1996. The projected revenue growth is the result of further planned expansion of the blood analysis and monitoring product lines, continued market penetration of these products and the inclusion of a full year of sales from DML.

  COST OF SALES The Company incurred manufacturing costs associated with product sales of $3,018,947 and $8,668,467 for the three and nine months ended September 30, 1997, compared to $2,180,528 and $6,725,480 for the same periods in the prior year, an increase of 38% and 29%, respectively. The increase over the prior year reflects the inclusion of manufacturing costs related to the operations of DML and increased IRMA instrument and cartridge sales volume, partially offset by reductions in IRMA cartridge manufacturing costs. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' manufacturing costs for the three and nine months ended September 30, 1996, costs decreased 36% and 21%, respectively, for the same periods in 1997. The improvement in manufacturing expenses reflects increased fiber optic sensor and IRMA cartridge volumes, improved yields, increased shelf life of cartridges and better control of overhead costs.

  A negative gross profit resulted as sales volume was not yet sufficient to cover labor, material and overhead costs. The Company, however, expects unit costs to continue to decline during the remainder of 1997 and beyond, as sales volumes increase and continued improvements are realized in manufacturing yields, processes, costs and product design.

  OPERATING EXPENSES Research and development expenditures were $1,782,933 and $5,344,396 for the three and nine months ended September 30, 1997, compared to $1,691,164 and $4,884,082 for the same periods in the prior year. The increase for the three and nine months ended September 30, 1997 reflects inclusion of expenses related to the operations of DML, partially offset by expense reductions of 39% and 36%, respectively, in Diametrics' U.S. operations. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' research and development costs for the three and nine months ended September 30, 1996, costs decreased 27% and 23%, respectively, for the same periods in 1997, due to the completion during 1996 of development of the IRMA SL, and improved efficiencies resulting in staff reductions in the Company's U.S. operations in late 1996 and 1997.

  Sales and marketing expenses totaled $1,917,018 and $5,860,444 for the three and nine months ended September 30, 1997, compared to $1,617,058 and $4,897,064 for the same periods in 1996. The period-to-period increases reflect the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' sales and marketing expenses for the three and nine months ended September 30, 1996, expenses decreased 16% and 17%, respectively, for the same periods in 1997, due to organizational efficiencies and better deployment of resources.

  General and administrative expenses totaled $936,330 and $2,874,344 for the three and nine months ended September 30, 1997, compared to $702,493 and $2,210,147 for the same periods in 1996. The period-to-period increases reflect the inclusion of expenses related to the operations of DML. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' general and administrative expenses for the three and nine months ended September 30, 1996, expenses decreased 12% and 8%, respectively, for the same periods in 1997, due primarily to the impact of staff reductions in the Company's U.S. operations in late 1996 and early 1997.

  Restructuring and other charges totaled $134,939 and $298,143 for the three and nine month periods ended September 30, 1997, respectively, compared to no charges and $525,301, respectively, for the same periods in 1996. 1997 charges reflect severance costs associated with a work force reduction, primarily in the Company's U.S. manufacturing, research and development and general and administrative areas. 1996 charges reflect severance costs associated with a restructuring of the management team and work force reductions primarily in manufacturing and research and development. These restructuring activities were completed before or shortly after the end of the quarter of the years in which charges were incurred, and the Company does not have any material future cash obligations relative to the described restructuring activities. The impact of the headcount reductions on future operating results and cash flows is not expected to be material, as savings achieved in these areas have been and will continue to be reinvested in other areas of the Company, including the Company's international operations.

  Operating expense run rates for the remainder of 1997 are targeted to approximate third quarter 1997 levels, excluding restructuring and other charges.

  OTHER INCOME (EXPENSE) Net other expense was $192,379 and $525,444 for the three and nine months ended September 30, 1997, compared to net other income of $37,123 and $282,372 for the same periods in the prior year, a decrease of $229,502 and $807,816, respectively. The Company realized interest income of $204,814 and $463,449 for the three and nine months ended September 30, 1997, compared to $193,244 and $819,996 for the same periods in the prior year. The increased interest income in the third quarter 1997 relative to the same quarter in 1996 reflects the impact of higher average cash balances resulting from $4.4 million of proceeds from warrant exercises during the quarter, while the decrease in the year-to-date periods reflects the impact of lower average cash balances resulting from a net use of cash in operations.

  Interest expense totaled $268,889 and $798,524 for the three and nine months ended September 30, 1997, compared to $121,457 and $395,098 for the same periods in 1996. The period-to-period increase primarily reflects interest accrued on a long-term note payable to Pfizer Inc. issued in connection with the Company's acquisition of Biomedical Sensors in November 1996.

  NET LOSS The net loss for the three and nine months ended September 30, 1997 was $5,153,267 and $16,179,314, compared to $5,484,272 and $17,096,753 for the same periods in 1996. Compared to a pro forma combined basis of Diametrics' and Biomedical Sensors' net loss for the three and nine months ended September 30, 1996, the net loss decreased 51% and 36%, respectively, for the same periods in 1997. The Company is targeting a reduced net loss in the fourth quarter of 1997, compared to the third quarter of 1997.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  At September 30, 1997, the Company had working capital of $16,464,970, an increase of $9,815,483 from the working capital reported at December 31, 1996. The increase primarily reflects the impact of two private equity placements completed in January and June of 1997, resulting in net proceeds of approximately $19.8 million, followed by $4.4 million of proceeds during the third quarter generated from the issuance of Common Stock from warrant exercises, less the net cash used in operating, investing and financing activities for the nine months ended September 30, 1997.

  At September 30, 1997, warrants for 355,556 shares of Common Stock, issued in connection with the Company's private equity placement in June 1997, were outstanding. The warrants are exercisable at $6.75 per share, providing additional future funding potential of $2.4 million. The five-year warrants are callable if the Company's Common Stock price exceeds $8.75 for 20 consecutive trading days in the 12 months after issuance, and at increasing amounts thereafter.

  At September 30, 1997, the Company had property and equipment of $17,676,137, up from $16,295,952 at December 31, 1996, less accumulated depreciation of $9,912,360 and $8,008,200 at September 30, 1997 and December 31, 1996,
  respectively. The $1,380,000 net increase in the cost of property and equipment is the result of approximately $2,466,000 of capital additions, consisting primarily of investments in production equipment and demonstration instruments used to facilitate sales, less retirements of approximately $735,000 and foreign currency translation decreases of approximately $308,000. Approximately $3,500,000 of the Company's property and equipment are financed through capital lease obligations at September 30, 1997. In 1997, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

  At September 30, 1997, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $88,000,000 and $1,000,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

  The Company's foreign subsidiary also has net operating loss carryforwards of approximately $35,800,000 which can be carried forward indefinitely.

  As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,153,267 and $16,179,314 for the three and nine months ended September 30, 1997. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. In January and June 1997 the Company completed two private placements which generated net cash proceeds to the Company of approximately $19.8 million, and in the third quarter 1997, the Company received net proceeds of $4.4 million from the issuance of common stock from warrant exercises. The Company believes current working capital and projected operating revenues for the remainder of 1997 and 1998, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit, may provide the Company with sufficient liquidity through most of 1998. If capital requirements vary materially from those currently planned, the Company could require additional capital at an earlier time. Additional funds may also be required for the Company to meet significantly greater than anticipated demand for its products. As a result, the Company has and will continue to evaluate raising additional capital through alliances with strategic corporate partners, issuance of debt, or an equity offering. There can be no assurance that adequate funds will be available when needed or on acceptable terms. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products, the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and the Company's research and development activities.

                          PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

     None

  ITEM 2.  CHANGES IN SECURITIES

     Effective July 31, 1997, the Company called the warrants issued in connection with a private equity placement completed in January of this year. This resulted in the issuance of 750,000 shares of Common Stock at $5.0625 per share, providing additional funding of approximately $3.8 million during the third quarter. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

     The Company issued stock warrants in 1992 in conjunction with private bridge financing agreements with certain shareholders and outside investors. The detachable warrants are exercisable up to five years from the date of purchase at an exercise price of $4.77 per share. During the quarters ended June 30 and September 30, 1997, 6,637 and 128,205 shares of the Company's common stock were issued in connection with such warrants, with proceeds amounting to $31,658 and $611,538, respectively. The securities were sold pursuant to Rule 506 under Regulation D of the securities act of 1933, as amended.


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

  ITEM 5.  OTHER INFORMATION

     None

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.    EXHIBITS


EXHIBIT                                           METHOD
NO.                    DESCRIPTION               OF FILING
-------                -----------              -----------
27               Financial Data Schedule      Filed herewith


     b.    REPORTS ON FORM 8-K.

           None

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



  Dated:  November 14, 1997

                            DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX




Exhibit
No.                         Description
-------                     -----------
27                   Financial Data Schedule