Form 10-K
period 1997-12-31
DIAMETRICS MEDICAL INC
filed 1998-03-30
CIK 895380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  __________

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-21982

                           DIAMETRICS MEDICAL, INC.
            (Exact name of registrant as specified in its charter)

       MINNESOTA                                      41-1663185

       (State or other jurisdiction of    (IRS Employer Identification Number)
       incorporation or organization)


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

                         Yes   X           No _____
                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [_]

     As of February 28, 1998, 20,896,570 shares of Common Stock were outstanding, and the aggregate market value of the common shares (based upon the closing price on said date on The Nasdaq National Market) of DIAMETRICS MEDICAL, INC. held by non-affiliates was approximately $138,544,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Part II hereof
Parts of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 13, 1998 are incorporated by reference in Part III hereof

                                    PART I

     Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "Diametrics" in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. (DML).

     The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.(R), IRMA(R)SL, Neocath(R), Paratrend 7(R), Paratrend 7+/TM/, Neotrend/TM/ and Neurotrend/TM/. SureStep(R) Pro is a registered trademark of LifeScan, a Johnson & Johnson Company.

ITEM 1. BUSINESS

OVERVIEW

        The Company develops, manufactures and markets blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point of patient care. Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. The Company's goal is to be the world leader in critical care blood and tissue analysis systems.

        Blood and tissue analysis is an integral part of patient diagnosis and treatment, and access to timely and accurate results is critical to effective patient care. The Company believes that its blood and tissue analysis systems will result in more timely therapeutic interventions by providing accurate, precise and immediate or continuous test results, thereby allowing faster patient transfers out of expensive critical care settings and reducing patient length of stay. In addition, point of care testing can save money for hospitals by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood and tissue samples. Moreover, point of care blood and tissue analysis could ultimately eliminate the need for hospitals to maintain expensive and capital intensive stat laboratories.

        The Company's primary product focus since its inception in 1990 has been the development, manufacturing and marketing of the IRMA (Immediate Response Mobile Analysis) System, an electrochemical-based blood analysis system that provides rapid and accurate diagnostic results at the point of patient care. The IRMA SL System consists of a portable, microprocessor-based analyzer that employs single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure.

        The Company's first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients--the measurement of oxygen, carbon dioxide and acidity (the "blood gases"). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures sodium, potassium and ionized calcium. The Company further expanded its critical or "stat" test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit to its electrolyte cartridge. With the addition of hematocrit, the IRMA SL System is able to perform 95% of the critical or stat tests performed annually in the United States, comprising an estimated $1.2 billion annual market. In 1997, the Company introduced its third-generation system, IRMA SL Series 2000, and a new combination testing cartridge. The combination cartridge is based upon the Company's new "snapfit" cartridge design and gives clinicians the ability to perform all critical blood gas, electrolyte and hematocrit tests using one small blood sample and one single-use cartridge.

        In the fourth quarter of 1996, the Company expanded its product line with the introduction of a number of new products through the acquisition of Biomedical Sensors, Ltd. (BSL), a Pfizer company. With the acquisition of BSL (now known as Diametrics Medical, Ltd.), the Company acquired a world-class continuous monitoring fiberoptic technology platform, which complements the Company's existing electrochemical sensor platform. This product line includes indwelling continuous blood monitoring systems, consisting of a monitor, calibration system and intravascular disposable sensors. Primary products include Paratrend 7+ and Neotrend, further described below in the description of the Company's principal products.

PRINCIPAL PRODUCTS

        IRMA SL SERIES 2000 BLOOD ANALYSIS SYSTEM. The IRMA SL Series 2000 ("IRMA SL System"), the third generation IRMA analysis system, was released in the third quarter 1997, and provides the necessary foundation for all current and future product enhancements. The IRMA SL System is comprised of the IRMA SL analyzer and a variety of electrochemical-based disposable cartridges which simultaneously perform select combinations of the most frequently ordered critical care diagnostic tests of blood gases, electrolytes and hematocrit in a simple 90-second procedure. The IRMA SL System also features electronic quality control, as an alternative to aqueous quality control measures, which eliminates the need for this costly and time-consuming process for many customers.

        The IRMA SL analyzer is a battery or AC operated, portable microprocessor-based instrument weighing approximately four pounds, and includes an on-board printer. The analyzer can be easily linked for data downloading purposes to a hospital's laboratory or information system.

        In conjunction with a marketing alliance reached in 1997 with LifeScan, a Johnson & Johnson company, the Company is incorporating blood glucose monitoring into the IRMA platform by integrating LifeScan's SureStep(R) Pro glucose module into the IRMA SL System. The Company expects to commercialize the new integrated workstation during the first half of 1998.

        IDMS - THE IRMA DATA MANAGEMENT SYSTEM. Released in the third quarter of 1996, IDMS, an advanced data management software program, provides a comprehensive data management system for point of care testing technologies. Developed initially for the IRMA SL System, IDMS is network compatible and features an open architecture design that allows the program to accept applications and information from other devices.

        CAPILLARY COLLECTION DEVICE. The Capillary Collection Device was introduced in the third quarter of 1996 as a new feature for use on the IRMA SL System, which provides the capability to collect and test a capillary blood sample. The Capillary Collection Device is used with the System's single use cartridges to perform blood gas, electrolyte, and hematocrit testing. The capillary collection capability of the IRMA SL System is useful in such patient areas as neonatal and pediatric intensive care, and in other situations where a capillary sample is preferred over an arterial or venous sample.

        AVOXIMETER 4000. Under a distribution agreement initiated in the third quarter of 1996 with A-VOX Systems, Inc., the Company exclusively distributes the AVOXimeter 4000 in the United States. The AVOXimeter 4000 is a battery-operated and easily portable system which provides an accurate and timely assessment of the levels of hemoglobin and calculated oxygen content in a patient's blood.

        NEOCATH 1000. Introduced as part of the Company's acquisition of BSL, Neocath 1000 is an umbilical artery oxygen monitoring system for neonatal patients. The Neocath 1000 consists of a monitoring system and an umbilical artery catheter, which allows direct, continuous and accurate measurement of oxygen, with minimal physical disturbance to the neonate. The Company began marketing the follow-on product to Neocath 1000, Neotrend, in the fourth quarter of 1997.

        PARATREND 7+. Paratrend 7+ is the Company's second generation sensor platform for its continuous monitoring products, and is the only multi-parameter sensor for direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients. Inserted via an arterial catheter, the sensor provides constant, precise measurement of vital blood gas parameters. The new technology uses a fluorescent optical sensor for monitoring oxygen, replacing the electrochemical version of its predecessor, Paratrend 7. The Paratrend 7+ technology forms the basis for other new continuous monitoring products, including Neotrend.

        NEOTREND. Based upon the new fluorescent optical sensor technology introduced with the Paratrend 7+, Neotrend is the only multi-parameter system for direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill premature babies. Neotrend is the Company's follow-on product to Neocath 1000. Neotrend was introduced in the United Kingdom in November 1997 and the Company received FDA clearance to market Neotrend in the United States in January 1998.

REGULATORY STATUS

        Human diagnostic products are subject, prior to clearance for marketing, to rigorous pre-clinical and clinical testing mandated by the United States Food and Drug Administration (the "FDA") and comparable agencies in other countries and, to a lesser extent, by state regulatory authorities. The Company and its products are regulated by the FDA under a number of statutes including the Food, Drug and Cosmetic Act (the "FDC Act"). The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, wherein the manufacturer gives the FDA a pre-market notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application. This procedure requires more extensive prefiling testing than the 510(k) procedure and involves a significantly longer FDA review process.

        The Company has obtained clearances under Section 510(k) of the FDC Act to market the IRMA SL System to test blood gases, electrolytes and hematocrit in whole blood in hospital laboratories and at the point of care, and the Paratrend 7 to monitor blood gases and temperature. During 1997 additional Section 510(k) pre-market notification clearances were obtained for the addition of glucose testing capability to the IRMA SL System, and the expansion of the Paratrend 7 product line to include blood gas monitoring of critically ill neonates. The Neotrend product is the first and only multi-parameter system for direct continuous monitoring of blood gases and temperature in critically ill premature babies.

        The Company submitted additional pre-market notifications for the IRMA-M multi-use cartridge and the Neurotrend monitoring system in January 1998 that are currently under review by the FDA. The addition of a multi-use cartridge, IRMA-M, further enhances the IRMA SL System by allowing up to 50 separate test panels to be performed on a single cartridge before disposal. The Neurotrend monitoring system is designed for direct continuous monitoring for cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain. Neurotrend continuously measures oxygen, carbon dioxide, acidity and temperature.

        A 510(k) clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on the product's marketing or withdrawal of the product from the market. The Company's long-term business strategy includes development of cartridges and sensors for performing additional blood and tissue chemistry tests, and any such additional tests will be subject to the same regulatory process. No assurance can be given that the Company will be able to develop such additional products or uses on a timely basis, if at all, or that the necessary clearances for such products and uses will be obtained by the Company on a timely basis or at all, or that the Company will not be subjected to a more extensive prefiling testing and FDA approval process. The Company also plans to market its products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Good Manufacturing Practices ("GMP") promulgated by the FDA.

        The Company's product's are affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA") which has been implemented by the FDA. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity - "waived", "moderate complexity" and "high complexity". The tests performed by the Company's IRMA SL System have been categorized under CLIA as "moderate complexity" tests by the FDA, which places this system in the same category as most other commercially available blood gas and blood chemistry testing instruments.

RESEARCH AND DEVELOPMENT

        The Company owns two complementary technology platforms; an electrochemical platform, on which IRMA intermittent testing products are based, and a fiberoptic platform, on which the Paratrend 7 and Neotrend continuous monitoring products are primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

        The Company intends to expand its cartridge and test menus available on the IRMA SL System. In conjunction with a marketing alliance with LifeScan, development has been completed to incorporate blood glucose monitoring on the IRMA SL platform by integrating LifeScan's SureStep(R) Pro glucose module into the IRMA SL System. Point of care glucose testing is the single largest point of care test segment in hospitals. Additionally, currently under development is a cartridge which tests sodium, potassium, ionized calcium, hematocrit, chloride and blood urea nitrogen (BUN) using one single-use cartridge. In addition to the single-use cartridge, the Company is developing a multi-use application that will incorporate the Company's current sensor and calibration technologies into products that can be used to perform up to 50 blood tests over a period of several days before disposal. A multi-use system will serve the needs of high volume critical care centers where rapid patient throughput and a low cost per test panel is required. The Company believes that the IRMA SL System and related core technologies provide a flexible platform which, with a limited amount of additional development, will be capable of performing a variety of blood chemistry tests.

        The Company plans to continually improve the IRMA SL System through software upgrades, manufacturing process improvements and equipment redesign, based on the results of ongoing marketing studies and field experience.

        The Company has completed a new multi-parameter application of the continuous monitoring technology for use with neonates, called Neotrend. This application provides the only continuous blood gas and temperature monitoring of neonatal patients and gives clinicians a more complete analysis of the respiratory status and temperature of their patients. Clinical studies have been initiated in the United Kingdom, and Section 510(k) clearance has been obtained in the United States. Studies are also underway to apply the continuous monitoring technology to other areas, including neurological applications.

        In February 1998, the Company filed a 510(k) application with the FDA for its Neurotrend monitoring system, designed for direct continuous monitoring for cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain.

        The Company has incurred research and development expenses of approximately $7,232,000, $6,360,000 and $6,608,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

SALES AND MARKETING

        The Company is focusing its marketing efforts for its blood analysis systems on acute care hospitals. Near term sales of the Company's products are expected to continue to come from hospital critical care departments where blood tests are frequently requested on a stat basis. The Company has also begun to market the IRMA SL System for use in emergency transport vehicles. The Company's longer-term marketing objective is to penetrate smaller hospitals and alternate-site markets, such as emergency medical facilities, home healthcare agencies, outpatient clinics, skilled nursing homes and doctors' offices or clinics. The Company believes that the potential advantages of its blood analysis systems will form the basis of the Company's marketing efforts to overcome the possible reluctance of acute care hospitals to change standard operating procedures for performing blood testing or incur additional capital expenses.

        The Company markets and distributes its products in the United States, the United Kingdom and Germany through its direct sales and marketing organization. Outside of these countries, the Company markets and distributes its products through third party distribution channels, including corporate partners strategically positioned to access targeted foreign markets, including Japan and other Pacific Rim Countries, Europe, Mexico, Canada, Latin America and South America. The Company may also consider additional distribution channels in the United States, including joint ventures, licensing arrangements or OEM relationships with strategically positioned corporate partners. Information concerning the Company's export sales is contained in the financial section of the Company's Annual Report to Shareholders for the year ended December 31, 1997, under Footnote 15, and is incorporated herein by reference.

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

MANUFACTURING

        The Company's manufacturing facilities support its intermittent testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its IRMA electrochemical thick-film sensor chips in its Roseville, Minnesota facility. All other components of the IRMA cartridge are manufactured to the Company's specifications by outside vendors. Components for the Company's continuous monitoring sensors used in the Paratrend 7 and Neotrend products are sourced from a variety of outside vendors, but the unique assembly of the sensing elements is performed in the Company's High Wycombe facility. Sub-assembly of external plastic assemblies are sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the IRMA SL analyzer and Paratrend 7 and Neotrend monitors. During 1998, portions of the assembly of the IRMA SL analyzer and the continuous monitoring hardware will be performed internally at the Roseville and High Wycombe facilities, respectively. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the IRMA SL analyzer is developed and maintained by the Company, and software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

        The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the Company's raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature , and are therefore single sourced. Plans are ongoing to add additional second sourcing where appropriate.

        The Company's manufacturing facilities include four clean rooms in Roseville which range from Class 1,000 to Class 100,000, and two clean rooms in High Wycombe, both rated as Class 10,000. The Company believes its current facilities can support production of required cartridges and sensors for the foreseeable future.

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

        The Company continues to successfully undergo required inspections of its manufacturing facilities by the FDA (most recently in February and March 1996 for Roseville and High Wycombe facilities, respectively), and by the British Standards Institution for the High Wycombe facility (most recently in February 1996). As a result of these inspections, the Company's manufacturing facilities and documentation and quality control systems are deemed satisfactory and in compliance with Good Manufacturing Practices (GMP).

PATENTS AND PROPRIETARY RIGHTS

        The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in its blood analysis systems and for those inventions most likely to be used by others as competing alternatives.

        For its intermittent testing platform, the Company currently holds three patents to its calibration technology, two patents related to its sensor technology and one for companion technology. In addition, two patents have been issued covering the IRMA SL analyzer and disposable cartridge designs. The Company has received notice of allowance pertaining to patent applications pending in the United States relating to electronic quality control and its Capillary Collection Device. Additionally, the Company has submitted patent applications and provisional patent applications pertaining to a multi-use sensor module, an enzymatic sensor and coagulation measurement technology. Overseas, the Company has foreign patent applications pending, filed under the Patent Cooperation Treaty, designating various jurisdictions, including Canada, the major European countries, Brazil, Australia and Japan, corresponding to one or more U.S. applications. The Company has been issued nine foreign patents; two in the United Kingdom, two in Germany, two in Canada and three in Japan.

        As it relates to its continuous monitoring platform, the Company has been issued 21 U.S. patents associated with the design and manufacture of its sensor technology platforms. These patents are at various patent process stages in the major European countries and Japan.

        The Company is not currently a party to any patent litigation.

        The Company has federally registered the trademarks "IRMA SL", "Diametrics Medical, Inc.", "Neocath", "Paratrend", "Tissuetrak", "Paratrend 7+", "Neotrend", "Neurotrend", "CAL-POD", "TOM 2000" and claims trademark rights in "When Stat Isn't Fast Enough."

COMPETITION

        The Company believes that potential purchasers of point of care blood analysis systems will base their purchase decision upon a combination of factors, including the product's test menu, ease of use, accuracy, price and ability to manage the data collected. The Company is aware of one company, i-STAT, that has introduced and is marketing a portable point of care blood analysis system. The Company believes that the IRMA SL System possesses distinct competitive advantages over i-STAT's products including ease of use, closed instead of open handling of blood samples and the ability to interface to the hospital's laboratory or information system.

        The Company also competes with companies that market portable multi-use blood gas systems. These companies include AVL Scientific Corporation, SenDx Medical, Inc. and Instrumentation Laboratories with their acquisition of the GEM Premier. However, the Company believes that to be successful in the point of care market, a company's device must be able to perform a variety of commonly ordered blood chemistry tests, as well as blood gas tests.

        The Company's blood analysis systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Company's products, they are complex, expensive and require the use of skilled technicians. The Company believes that its blood analysis systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness.

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


EXECUTIVE OFFICERS

Name                      Age        Position

David T. Giddings         54         President,  Chief Executive Officer and
                                     Chairman

Roy S. Johnson            45         Executive Vice President
                                     President and Managing Director of
                                     Diametrics Medical, Ltd.

Laurence L. Betterley     44         Senior Vice President and
                                     Chief Financial Officer

James R. Miller           44         Senior Vice President of Sales and
                                     Marketing and Commercial Development

        Mr. Giddings was appointed Chairman of the Board of Directors, President and Chief Executive Officer of the Company in April 1996. Mr. Giddings was formerly President and Chief Operating Officer of the United States operations of Boehringer Mannheim Corporation ("BMC"), a global leader in diagnostics products. He joined BMC in 1992 after a 26 year career with Eastman Kodak Company, where he held a number of senior management positions, including General Manager and Vice President of Marketing and Sales, clinical products division. He also served as Vice President and General Manager of Kodak's imaging information system group and of its printing and publishing division.

        Mr. Johnson joined the Company in November 1996 as an Executive Vice President, and the President and Managing Director of Diametrics Medical, Ltd., ("DML"), a new subsidiary of the Company acquired in November 1996 with the purchase of Biomedical Sensors, Ltd. ("BSL"). DML markets a line of indwelling monitoring systems for continuous blood and tissue assessment of critically ill patients. Beginning in 1977, Mr. Johnson served in a number of management positions for the predecessors of the BSL business, most recently as President and Chief Executive Officer while it was a subsidiary of Orange Medical Instruments, Inc. and later when it was an operating unit of Pfizer Inc. Mr. Johnson started his career in 1974 with Burroughs Welcome in pharmaceutical production management and was the head of manufacturing in Burroughs' Sidney, Australia subsidiary.

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

        Mr. Miller joined the Company in March 1995 as Vice President of Sales and Marketing, was Senior Vice President of Commercial and Business Development since July 1996, and Senior Vice President of Sales and Marketing and Commercial Development since January 1998. From 1991 to early 1995, Mr. Miller was Vice President of Sales and Marketing at IMED Corporation, where he had global sales and marketing responsibility for infusion and monitoring products for hospital and alternate site markets.

EMPLOYEES

          As of December 31, 1997, the Company had a total of 181 full-time employees, including 48 persons engaged in research and development activities. None of the Company's employees are covered by a collective bargaining agreement, and Diametrics believes it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS

          The above Business section and other parts of this Report contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and Exhibit 99 to this Report.

ITEM 2. PROPERTIES

          The Company's principal properties are as follows:

Location of                      Use of                        Approximate                 Lease
Property                         Facility                      Square Footage          Expiration Date
---------------            ---------------------             ------------------       -----------------
Roseville, Minnesota       Manufacturing, research                  46,500            September 1999
                            and development, sales,                                   to September 2001
                            marketing and administration

Malvern, Pennsylvania      Research and development                  2,000            March 1999

High Wycombe,              Manufacturing, process                   14,500            September 2005
 United Kingdom             engineering, purchasing
                            and distribution

High Wycombe,              Sales, marketing and                      5,500            January 2015
 United Kingdom             administration

High Wycombe,              Research and development                  6,000            April 1999
 United Kingdom

The Company believes that its facilities are sufficient for its projected needs through 1999.

ITEM 3. LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.01 par value, trades on The Nasdaq National Market under the symbol "DMED." The information contained under the heading "Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report to Shareholders"), is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information contained under the heading "Selected Five-Year Financial Data" on page 12 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 16 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information contained under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" on pages 17 through 30 and "Report of Independent Auditors" on page 31 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     DIRECTORS OF THE REGISTRANT

     The information contained under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 13, 1998, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1997 (the "Proxy Statement"), is incorporated herein by reference.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part I of this report for information on Executive Officers of the Company.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners were complied with, except that a statement of change in beneficial ownership on Form 4 was not timely filed by Mr. Miller to reflect a grant of stock options in July of 1996, but such change was subsequently reported on Form 4.

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

     The following consolidated financial statements of Diametrics Medical, Inc., which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof:

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1997
     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997
     Notes to Consolidated Financial Statements

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

     3.   EXHIBITS

Exhibit
No.                                  Description                                           Method of Filing
---                                  -----------                                           ----------------
3.1        Articles of Incorporation of the Company (as amended)                                 (8)

3.2        Bylaws of the Company (as amended)                                                    (7)

4.1        Form of Certificate for Common Stock                                                  (1)

4.2        Form of Registration Rights Agreement between the
           Company and certain of its shareholders and
           warrant holders                                                                       (1)

4.3        Form of Registration Rights Agreement dated as of February 3, 1995
           between the Company and certain of its shareholders                                   (3)

4.4        Registration Rights Agreement, dated as of January 30, 1997, by and between the Company and purchasers of Series I Junior
           Participating Preferred Stock                                                         (6)

4.5        Registration Rights Agreement, dated as of June 10, 1997,
           by and between the Company and the Purchasers                                         (9)

4.6        Form of Certificate for  Series I Junior Participating Preferred Stock                (6)

4.7        Form of Stock Purchase Warrant, dated as of January 30, 1997                          (6)

4.8        Form of Stock Purchase Warrant, dated as of June 10, 1997                             (9)

10.1       Real Property Lease dated May 3, 1990, between Commers-
           Klodt, a Minnesota General Partnership and the Company                                (1)

10.2       Real Property Lease dated May 28, 1991, between Commers-
           Klodt, a Minnesota General Partnership and the Company                                (1)

10.3       Real Property Lease dated July 2, 1991, between Commers-
           Klodt, a Minnesota General Partnership and the Company                                (1)

10.4       Real Property Lease dated December 20, 1992, between Commers-
           Klodt, a Minnesota General Partnership and the Company                                (1)

10.5       Real Property Lease dated May 10, 1993, between Commers-
           Klodt, a Minnesota General Partnership and the Company                                (1)

10.6       Master Lease Agreement dated November 11, 1992, between
           Bankers Leasing Association, Inc. and the Company                                     (1)

10.7       Master Equipment Lease Agreement dated as of June 15, 1993, between the Company and The Northern Leasing Fund, as amended by Amendment No. 1 dated June 8, 1994 (including form of warrant
           issued in connection therewith)                                                       (1)

10.8      Master Equipment Lease Agreement dated as of June 15, 1993, between the Company and Phoenix Growth Capitol Corp., as
          amended by Amendment No. 1 dated June 8, 1994 (including
          form of warrant issued in connection therewith)                            (1)

10.9      Senior Secured Fixed Rate Loan Note, due November 4, 2002
          between Pfizer Inc. and the Company                                        (5)

10.10*    1990 Stock Option Plan (as amended and restated), including
          form of option agreement                                              Filed herewith

10.11*    1993 Directors' Stock Option Plan, as amended and restated            Filed herewith

10.12*    1995 Equalizing Director Stock Option Plan                                 (4)

10.13     1995 Employee Stock Purchase Plan (as revised and restated)                (7)

10.14     Agreement dated January 1, 1995 between the Company and
          Vencor, Inc.                                                               (3)

10.15     Settlement Agreement and Mutual General Releases
          dated March 25, 1994 among PPG Industries, Inc., the
          Company, Walter L. Sembrowich, David W. Deetz and
          Kee Van Sin                                                                (1)

10.16     Letter agreement dated as of February 1, 1995 among
          the Company, Allstate Venture Capital and Frazier
          and Company L.P.                                                           (2)

10.17     Agreement dated June 29, 1990 between the
          Company and David W. Deetz, as supplemented by
          the letter agreement dated March 28, 1995                                  (2)

10.18     Agreement dated June 29, 1990 between the
          Company and Walter L. Sembrowich, Ph.D.                                    (2)

10.19     Agreement dated December 21, 1995 between the
          Company and Walter L. Sembrowich, Ph.D.                                    (4)

10.20     Agreement dated March 1, 1996 between the
          Company and Barbara E. Roth                                                (4)

10.21     Agreement dated April 12, 1996 between the Company and
          David T. Giddings                                                          (7)

10.22     Stock Purchase Agreement, dated as of January 30, 1997,
          between the Company and the Purchasers named therein                       (6)

10.23     Stock Purchase Agreement dated as of June 10, 1997,
          between the Company and the Purchasers named therein                       (9)


13        Portions of the Company's Annual Report to Shareholders
          for the year ended December 31, 1997 incorporated by reference
          in this Form 10-K                                                     Filed herewith

21        List of Subsidiaries                                                  Filed herewith

23        Consent of KPMG Peat Marwick LLP                                      Filed herewith

24        Powers of Attorney (included in signature page of Report)             Filed herewith

27        Financial Data Schedule (electronic filing only)                      Filed herewith

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-78518) (the "Registration Statement").

(2)  Incorporated by reference to the Company's 1994 Annual Report on Form 10-K.

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration
     Number 33-94442).

(4)  Incorporated by reference to the Company's 1995 Annual Report on Form 10-K.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed November 21, 1996.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 1997.

(7)  Incorporated by reference to the Company's 1996 Annual Report on Form 10-K.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.

(9) Incorporated by reference to the Company's Current Report on Form 8-K filed June 26, 1997.

(B)  REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Company during the fourth
     quarter of the year   ended December 31, 1997.

(c)  See Item 14(a)(3) above.

(d)  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                    DIAMETRICS MEDICAL, INC.


                                    By ____________________________
                                       David T. Giddings
                                       President,  Chief Executive
                                       Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1998.

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David T. Giddings and Laurence L. Betterley, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 1997 of Diametrics Medical, Inc. , and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

     Name                             Title
     ----                             -----

   /s/ David T. Giddings             President , Chief Executive Officer and
------------------------------
    David T. Giddings                Chairman (Principal Executive Officer)

   /s/ Laurence L. Betterley         Senior Vice President and Chief Financial
------------------------------
    Laurence L. Betterley            Officer (Principal Financial Officer)

   /s/ Jill M. Nussbaum              Corporate Controller
------------------------------
    Jill M. Nussbaum                 (Principal Accounting Officer)

   /s/ Gerald L. Cohn
------------------------------
    Gerald L. Cohn                   Director

   /s/ Andre' de Bruin
------------------------------
    Andre' de Bruin                  Director

   /s/ Roy S. Johnson
------------------------------
    Roy S. Johnson                   Director

   /s/ Mark B. Knudson
------------------------------
    Mark B. Kundson, Ph.D.           Director

   /s/ Richard A. Norling
------------------------------
    Richard A. Norling               Director

                                 EXHIBIT INDEX

Exhibit
No.            Description
---            -----------

10.10 1990 Stock Option Plan (as amended and restated), including form of option agreement

10.11   1993 Directors' Stock Option Plan, as amended and restated

13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 incorporated by reference in this Form 10-K

21      List of Subsidiaries

23      Consent of KPMG Peat Marwick LLP

24      Power of Attorney (included in signature page of Report)

27      Financial Data Schedule (electronic filing only)

99      Cautionary Statements Under the Private Securities Litigation Reform Act