Form 10-Q
period 1998-03-31
DIAMETRICS MEDICAL INC
filed 1998-05-14
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 30, 1998, was 21,067,586.

================================================================================

                            DIAMETRICS MEDICAL, INC.

                                                                            PAGE
                                                                            ----
PART I --  FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF OPERATIONS:
              Three Months Ended March 31, 1998 and 1997.......................3

           CONSOLIDATED BALANCE SHEETS as of March 31, 1998
              and December 31, 1997............................................4

           CONSOLIDATED STATEMENTS OF CASH FLOWS:
              Three Months Ended March 31, 1998 and 1997.......................5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION.............................................7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........9

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS...................................................9

ITEM 2.    CHANGES IN SECURITIES...............................................9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.....................................9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................9

ITEM 5.    OTHER INFORMATION...................................................9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES....................................................................11

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                       1998            1997
                                                   ------------    ------------

Net sales                                          $  2,416,703    $  1,954,966

Cost of sales                                         2,402,690       2,827,946
                                                   ------------    ------------

   Gross profit (loss)                                   14,013        (872,980)
                                                   ------------    ------------

Operating expenses:
   Research and development                           1,566,335       1,789,376
   Sales and marketing                                1,723,797       1,988,788
   General and administrative                           845,830         951,079
                                                   ------------    ------------

   Total operating expenses                           4,135,962       4,729,243
                                                   ------------    ------------

Operating loss                                       (4,121,949)     (5,602,223)

Other expense, net                                     (181,244)       (169,790)
                                                   ------------    ------------

Net loss                                           $ (4,303,193)   $ (5,772,013)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.21)   $      (0.38)
                                                   ============    ============

Weighted average number of
common shares outstanding                            20,906,421      15,226,559
                                                   ============    ============

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    March 31,       December 31,
                                                                       1998             1997
                                                                  -------------    -------------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                   $   5,880,694    $   3,358,684
      Marketable securities                                                --          8,401,642
      Accounts receivable:
        Trade, net                                                    3,670,914        3,653,196
        Nontrade                                                        100,795          115,332
      Inventories                                                     3,983,078        3,588,218
      Prepaid expenses and other current assets                         331,779          311,173
                                                                  -------------    -------------

        Total current assets                                         13,967,260       19,428,245
                                                                  -------------    -------------

   PROPERTY AND EQUIPMENT                                            18,460,390       18,060,127
      Less accumulated depreciation and amortization                (11,414,900)     (10,674,155)
                                                                  -------------    -------------

                                                                      7,045,490        7,385,972
                                                                  -------------    -------------

   OTHER ASSETS                                                       1,728,623        1,847,316
                                                                  -------------    -------------

                                                                  $  22,741,373    $  28,661,533
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable                                            $   2,022,257    $   2,261,822
      Accrued expenses                                                2,794,076        3,687,597
      Current portion of long-term liabilities                          760,649          969,950
                                                                  -------------    -------------

        Total current liabilities                                     5,576,982        6,919,369
                                                                  -------------    -------------

   LONG-TERM LIABILITIES:
      Long-term liabilities, excluding current portion                8,402,275        8,477,821
      Capital lease obligations, excluding current portion                9,407           59,921
      Other liabilities, excluding current portion                       61,445           61,372
                                                                  -------------    -------------

        Total liabilities                                            14,050,109       15,518,483
                                                                  -------------    -------------

   SHAREHOLDERS' EQUITY:
      Common stock, $.01 par value: 35,000,000 authorized
        20,997,761 and 20,889,945 shares issued and outstanding         209,978          208,899
      Additional paid-in capital                                    114,527,217      113,970,247
      Cumulative translation adjustment                                  (9,993)          19,584
      Accumulated deficit                                          (106,035,938)    (101,055,680)
                                                                  -------------    -------------

        Total shareholders' equity                                    8,691,264       13,143,050
                                                                  -------------    -------------

                                                                  $  22,741,373    $  28,661,533
                                                                  =============    =============

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        1998             1997
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (4,303,193)   $ (5,772,013)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                       825,873         977,604
     Common stock and options issued in lieu of cash compensation          3,150            --
     Gain on disposal of property and equipment                           (1,556)           (522)
     Change in operating assets and liabilities:
       Receivables, net                                                   (3,802)         42,197
       Inventories                                                      (541,154)       (431,867)
       Prepaid expenses and other current assets                          78,152         209,910
       Accounts payable and accrued expenses                          (1,053,867)        187,312
                                                                    ------------    ------------
         Net cash used in operating activities                        (4,996,397)     (4,787,379)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (412,805)       (552,394)
  Proceeds from sales of property and equipment                            5,735            --
  Purchases of marketable securities                                        --        (7,885,685)
  Proceeds from maturities of marketable securities                    8,401,642       3,400,000
  Other                                                                     --            (1,400)
                                                                    ------------    ------------
         Net cash provided by (used in) investing activities           7,994,572      (5,039,479)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on borrowings                                       (53,702)        (32,240)
  Net proceeds from the issuance of preferred stock                         --        11,900,000
  Net proceeds from the issuance of common stock                         554,899         153,359
  Principal payments under capital lease obligations                    (281,659)       (269,983)
                                                                    ------------    ------------
         Net cash provided by financing activities                       219,538      11,751,136
                                                                    ------------    ------------


Effect of subsidiary's year-end change on cash and cash equivalents     (664,819)           --
Effect of exchange rate changes on cash and cash equivalents             (30,884)        (90,827)

         Net increase in cash and cash equivalents                     2,522,010       1,833,451

Cash and cash equivalents at beginning of period                       3,358,684       2,451,993
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $  5,880,694    $  4,285,444
                                                                    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                          $    794,277    $    110,488
                                                                    ============    ============

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


(2)  INVENTORIES

     Inventories are summarized as follows:


                                      March 31,      December 31,
                                        1998            1997
                                    -------------   -------------

          Raw materials            $     766,088   $     957,049
          Work-in-process                615,465         442,527
          Finished goods               2,601,525       2,188,642
                                    -------------   -------------
                                   $   3,983,078   $   3,588,218
                                    =============   =============






(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement does not change the reporting of net income. However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of a statement of financial position. The Company adopted this statement on January 1, 1998, but does not have significant comprehensive income components to report at March 31, 1998.

(4)  CHANGE IN YEAR-END OF SUBSIDIARY

     Effective January 1, 1998, the Company changed the year-end of its wholly-owned subsidiary, Diametrics Medical, Ltd. (DML) to December 31 from November 30 to produce a consistent reporting period for the consolidated entity. As a result of this change in year-end, DML's net results of operations for the month of December 1997 were closed to beginning accumulated deficit on the balance sheet as of January 1, 1998. The impact of this change was an increase in the beginning accumulated deficit of approximately $677,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements regarding the Company's expectations about new and existing products, future financial performance and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1997.

SUMMARY

Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point of patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of March 31, 1998, the primary funding for the operations of the Company has been approximately $114 million raised through public and private sales of its equity securities and issuance of convertible promissory notes, all of which have been repaid or converted into common stock.

RESULTS OF OPERATIONS

SALES. Sales of the Company's products were $2,416,703 for the three months ended March 31, 1998, compared to $1,954,966 for the same period last year, an increase of 24%. The increase in sales over the prior year reflects an increase in instrument sales of 30%, and an increase in disposable cartridge and sensor sales of 19%.

The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 1998, the Company has sold over 2,300 instruments. Disposable sensor and cartridge units sold for the three months ended March 31, 1998 increased 48% over unit sales for the same period in 1997.

The Company has targeted 1998 full year revenue growth in excess of 50% relative to 1997 as a result of further planned expansion of the blood and tissue analysis product lines and continued market penetration of existing products.

COST OF SALES. Cost of sales totaled $2,402,690, or 99% of revenue for the three months ended March 31, 1998, compared to $2,827,946 or 145% of revenue for the same period last year. The significant quarter-to-quarter improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge volumes and the impact of cost controls and manufacturing process changes. These improvements resulted in the achievement in the first quarter of 1998 of the Company's second consecutive positive quarterly gross margin. The Company is targeting a positive gross margin for the full year 1998, as a result of new product introductions and continued reductions in unit product costs, stemming from increased sales volumes and further expected improvements in manufacturing yields, processes and costs.

OPERATING EXPENSES. Research and development expenditures were $1,566,335 and $1,789,376 for the three months ended March 31, 1998 and 1997, respectively. The 12% decline in expenses is the result of the impact of work force reductions, primarily in the Company's U.S. operations, and cost and process improvements implemented during 1997.

Sales and marketing expenses totaled $1,723,797 and $1,988,788 for the three months ended March 31, 1998 and 1997, respectively. The 13% reduction in expenses is due to organizational efficiencies and better deployment of resources.

General and administrative expenses totaled $845,830 and $951,079 for the three months ended March 31, 1998 and 1997, respectively. The 11% period-to-period expense reduction reflects the impact of work force reductions, primarily in the Company's U.S. operations, and cost improvements implemented during 1997.

Operating expense run rates for the remaining three quarters of 1998 are targeted to approximate or moderately exceed first quarter levels.

OTHER INCOME (EXPENSE). Net other expense totaled $181,244 and $169,790 for the three months ended March 31, 1998 and 1997, respectively. The Company realized interest income of $110,870 for the three months ended March 31, 1998, compared to $132,234 for the same period in 1997. The period-to-period decrease reflects the impact of lower average cash balances, primarily due to the timing of the Company's private equity placement in January 1997, resulting in proceeds to the Company of approximately $11.9 million.

Interest expense totaled $225,701 and $271,725 for the three months ended March 31, 1998 and 1997, respectively. The period-to-period decrease reflects the impact of a reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

NET LOSS . The net loss for the three months ended March 31, 1998 and 1997 was $4,303,193 and $5,772,013, respectively. The 25% reduction in net loss between periods reflects the revenue growth previously discussed, coupled with the impact of extensive cost and process improvements implemented during 1997 and increased production volumes. The Company is targeting continued improvements in the net loss in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $8,390,278, a decrease of $4,118,598 from the working capital reported at December 31, 1997. The decrease primarily reflects the impact of net cash used in operating activities for the three months ended March 31, 1998, partially offset by proceeds from the issuance of Common Stock from warrant and option exercises.

At March 31, 1998, the Company had property and equipment of $18,460,390, up from $18,060,127 at December 31, 1997, less accumulated depreciation of $11,414,900 and $10,674,155 at March 31, 1998 and December 31, 1997,
respectively. The $400,263 net increase in the cost of property and equipment is primarily the result of approximately $413,000 of capital additions, consisting primarily of investments in development and production equipment and instruments for internal use in R&D and sales. Approximately $3,000,000 of the Company's property and equipment were financed through capital lease obligations at March 31, 1998. In 1998, the Company expects capital expenditures and new lease commitments to approximate $2.4 million, primarily reflecting investments to support new product development and production.

At March 31, 1998, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $93,000,000 and $900,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

The Company's foreign subsidiary also has net operating loss carryforwards of approximately $42,000,000 which can be carried forward indefinitely.

As reflected in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,303,193 for the three months ended March 31, 1998. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. The Company believes currently available funds and cash generated from 1998 projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises, asset based credit and corporate alliances, will meet the Company's working capital needs through most of 1998. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital at an earlier time. As a result, the Company has and will continue to evaluate raising additional capital through, but not limited to, sales of equity or debt securities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding as needed. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and research and development activities.

Effective March 31, 1998, the Company secured a $1,000,000 receivable backed credit line with DVI Business Credit Corporation. The loan agreement requires the Company's accounts receivable collections to be applied to reduce the loan balance, including advances, interest and fees. All advances under the line of credit bear interest on the unpaid principal amount at a fluctuating rate equal to the Prime Rate plus three percent. Interest is payable monthly in arrears. The loan agreement requires the monthly payment of an annualized unutilized loan fee equal to one half of one percent (.5%) of the difference between the committed available loan amount and the average outstanding loan balance. The Company had not drawn on the line of credit as of March 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     The Company issued stock warrants in 1993 as part of a financial advisory relationship with Vector Securities International, Inc. The warrants are exercisable up to five years from the date of grant at an exercise price of $6.13 per share. During the quarter ended March 31, 1998, 29,360 shares of the Company's common stock were issued in connection with such warrants, with proceeds amounting to $180,000. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS

     EXHIBIT                                                          METHOD
       NO.                    DESCRIPTION                          OF FILING
     -------                 ---------------                      -------------
      10.1   Loan and Security Agreement, dated March 31, 1998,   Filed herewith
             between DVI Business Credit and the Company

      27     Financial Data Schedule                              Filed herewith

     B. REPORTS ON FORM 8-K.

          None

                            DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIAMETRICS MEDICAL, INC.


By: /s/ Laurence L. Betterley
   ------------------------------------
        Laurence L. Betterley
        Senior Vice President
        and Chief Financial Officer
        (and Duly Authorized Officer)



Dated: May 14, 1998

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



    EXHIBIT
       NO.                        DESCRIPTION
    -------                       -----------
     10.1 Loan and Security Agreement, dated March 31, 1998, between DVI Business Credit and the Company

     27     Financial Data Schedule