Form 10-Q
period 1998-06-30
DIAMETRICS MEDICAL INC
filed 1998-08-14
CIK 895380

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

                  For the quarterly period ended June 30, 1998

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on August 7, 1998, was 23,349,248.


================================================================================

                            DIAMETRICS MEDICAL, INC.

                                                                                    PAGE
                                                                                    ----
PART I -- FINANCIAL INFORMATION

   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             CONSOLIDATED STATEMENTS OF OPERATIONS:
                Three Months Ended June 30, 1998 and 1997.............................3
                Six Months Ended June 30, 1998 and 1997...............................3
             CONSOLIDATED BALANCE SHEETS as of June 30, 1998
               and December 31, 1997..................................................4
             CONSOLIDATED STATEMENTS OF CASH FLOWS:
               Six Months Ended June 30, 1998 and 1997................................5
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
               AND FINANCIAL CONDITION................................................7

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............9

PART II -- OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS.......................................................10
   ITEM 2.   CHANGES IN SECURITIES...................................................10
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.........................................10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................10
   ITEM 5.   OTHER INFORMATION.......................................................10
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................................11
   SIGNATURE.........................................................................12

                            DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
Net sales                                     $  3,052,048    $  2,607,679    $  5,468,751    $  4,562,645

Cost of sales                                    2,810,068       2,821,574       5,212,758       5,649,520
                                              ------------    ------------    ------------    ------------

 Gross profit (loss)                               241,980        (213,895)        255,993      (1,086,875)
                                              ------------    ------------    ------------    ------------

Operating expenses:
 Research and development                        1,613,207       1,772,087       3,179,542       3,561,463
 Sales and marketing                             1,912,765       1,954,638       3,636,562       3,943,426
 General and administrative                        805,879         986,935       1,651,709       1,938,014
 Restructuring and other charges                      --           163,204            --           163,204
                                              ------------    ------------    ------------    ------------

 Total operating expenses                        4,331,851       4,876,864       8,467,813       9,606,107
                                              ------------    ------------    ------------    ------------

Operating loss                                  (4,089,871)     (5,090,759)     (8,211,820)    (10,692,982)

Other expense, net                                (236,569)       (163,275)       (417,813)       (333,065)
                                              ------------    ------------    ------------    ------------

Net loss                                      $ (4,326,440)   $ (5,254,034)   $ (8,629,633)   $(11,026,047)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.20)   $      (0.29)   $      (0.41)   $      (0.66)
                                              ============    ============    ============    ============

Weighted average number of
common shares outstanding                       21,118,721      18,244,016      21,013,158      16,743,710
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  June 30,       December 31,
                                                                    1998            1997
                                                               -------------    -------------
ASSETS
   CURRENT ASSETS:
       Cash and cash equivalents                               $   2,610,274    $   3,358,684
       Marketable securities                                            --          8,401,642
       Accounts receivable                                         4,412,891        3,768,528
       Inventories                                                 4,057,544        3,588,218
       Prepaid expenses and other current assets                     537,370          311,173
                                                               -------------    -------------

          Total current assets                                    11,618,079       19,428,245
                                                               -------------    -------------

   PROPERTY AND EQUIPMENT                                         19,218,051       18,060,127
       Less accumulated depreciation and amortization            (12,095,724)     (10,674,155)
                                                               -------------    -------------

                                                                   7,122,327        7,385,972
                                                               -------------    -------------

   OTHER ASSETS                                                    1,609,932        1,847,316
                                                               -------------    -------------

                                                               $  20,350,338    $  28,661,533
                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
   CURRENT LIABILITIES:
       Accounts payable                                        $   2,682,411    $   2,261,822
       Accrued expenses                                            2,330,145        3,687,597
       Short-term borrowings and current portion
         of long-term liabilities                                  1,539,471          969,950
                                                               -------------    -------------

          Total current liabilities                                6,552,027        6,919,369
                                                               -------------    -------------

   LONG-TERM LIABILITIES:
       Long-term liabilities, excluding current portion            8,331,916        8,537,742
       Other liabilities, excluding current portion                   61,006           61,372
                                                               -------------    -------------

          Total liabilities                                       14,944,949       15,518,483
                                                               -------------    -------------

   SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value: 35,000,000 authorized
         21,198,390 and 20,889,945 shares issued and outstanding     211,984          208,899
       Additional paid-in capital                                115,529,923      113,970,247
       Cumulative translation adjustment                              25,860           19,584
       Accumulated deficit                                      (110,362,378)    (101,055,680)
                                                               -------------    -------------

          Total shareholders' equity                               5,405,389       13,143,050
                                                               -------------    -------------

                                                               $  20,350,338    $  28,661,533
                                                               =============    =============


See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                     1998             1997
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $ (8,629,633)   $(11,026,047)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                                     1,674,868       2,068,723
  Common stock and options issued in lieu of cash compensation          3,150            --
  Gain on disposal of property and equipment                           (1,556)        (61,883)
  Change in operating assets and liabilities:
   Accounts receivable, net                                          (644,984)          4,726
   Inventories                                                       (615,620)        (25,942)
   Prepaid expenses and other current assets                         (127,439)         44,158
   Accounts payable and accrued expenses                             (857,644)       (933,678)
                                                                 ------------    ------------
    Net cash used in operating activities                          (9,198,858)     (9,929,943)
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                               (1,241,921)     (1,447,754)
 Purchases of marketable securities                                      --       (14,480,278)
 Proceeds from maturities of marketable securities                  8,401,642       7,400,000
 Other                                                                  5,735          91,843
                                                                 ------------    ------------
    Net cash provided by (used in) investing activities             7,165,456      (8,436,189)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on borrowings                                    (179,696)        (52,829)
 Proceeds from short-term borrowings                                  990,000            --
 Proceeds from long-term borrowings                                      --           877,656
 Net proceeds from the issuance of preferred stock                       --        11,900,000
 Net proceeds from the issuance of common stock                     1,556,459       8,309,020
 Principal payments under capital lease obligations                  (446,609)       (542,981)
                                                                 ------------    ------------
    Net cash provided by financing activities                       1,920,154      20,490,866
                                                                 ------------    ------------


Effect of subsidiary's year-end change on cash
  and cash equivalents                                               (664,819)           --
Effect of exchange rate changes on cash and cash equivalents           29,657          (6,772)
                                                                 ------------    ------------
    Net increase (decrease) in cash and cash equivalents             (748,410)      2,117,962
Cash and cash equivalents at beginning of period                    3,358,684       2,451,993
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  2,610,274    $  4,569,955
                                                                 ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                        $  1,174,581    $    201,724
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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


(2)  INVENTORIES

     Inventories are summarized as follows:

                                     June 30,      December 31,
                                       1998           1997
                                    ----------     ----------
     Raw materials                  $1,051,564     $  957,049
     Work-in-process                   650,148        442,527
     Finished goods                  2,355,832      2,188,642
                                    ----------     ----------
                                    $4,057,544     $3,588,218
                                    ==========     ==========



(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement does not change the reporting of net income. However, it requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a separate financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and paid-in-capital in the equity section of the balance sheet. The Company adopted this statement on January 1, 1998, but does not have significant comprehensive income components to report at June 30, 1998.

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

(5)  SUBSEQUENT EVENT

     On August 4, 1998, the Company completed the sale in a private placement of 2,142,858 shares of Common Stock at a price of $7.00 per share, resulting in proceeds to the Company of $15,000,006. The purchasers also received five-year warrants to purchase 714,286 shares of Common Stock at $8.40 per share, providing additional future funding potential of $6,000,000. The warrants are exercisable immediately and are callable after a twelve month waiting period if the Common Stock closing price exceeds certain levels for twenty consecutive trading days.

     In addition, the Company issued Convertible Senior Secured Fixed Rate Notes to an investor group, with proceeds aggregating $7,300,000. The notes are due in five years, require quarterly interest payments at a rate of 7% per annum, and are convertible into the Company's Common Stock at $8.40 per share. Proceeds of the notes were used to retire other debt of the Company.

     The Company expects to use the net proceeds from this private placement for product development, sales and marketing and other general corporate purposes.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Statements regarding the Company's expectations about new and existing products, future financial performance and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1997. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements.

     SUMMARY

     Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point of patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of June 30, 1998, the primary funding for the operations of the Company has been approximately $114 million raised through public and private sales of its equity securities and issuance of convertible promissory notes, all of which have been repaid or converted into Common Stock.

     RESULTS OF OPERATIONS

     SALES. Sales of the Company's products were $3,052,048 and $5,468,751 for the three and six months ended June 30, 1998, compared to $2,607,679 and $4,562,645 for the same periods in the prior year, increases of 17% and 20%, respectively. The increase for the three and six months ended June 30, 1998 over the prior year reflects a 23% and 25% increase in sales of instruments and a 11% and 15% increase in disposable cartridge and sensor sales, respectively.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 1998, the Company has sold over 2,500 instruments. Disposable sensor and cartridge units sold for the three and six months ended June 30, 1998 increased 28% and 37%, respectively, over the same periods in 1997.

     The Company has targeted 1998 full year revenue growth in excess of 50% relative to 1997 as a result of further planned expansion of the blood and tissue analysis product lines and continued market penetration of existing products.

     COST OF SALES. Cost of sales totaled $2,810,068 and $5,212,758, or 92% and 95% of revenue for the three and six months ended June 30, 1998, compared to $2,821,574 and $5,649,520, or 108% and 124% of revenue for the same periods in the prior year, respectively. The significant period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge volumes and the impact of cost controls and manufacturing process changes. These improvements resulted in the achievement in the second quarter of 1998 of the Company's third consecutive positive quarterly gross margin. The Company is targeting a positive gross margin for the full year 1998, as a result of new product introductions and continued reductions in unit product costs, stemming from increased sales volumes and further expected improvements in manufacturing yields, processes and costs.

     OPERATING EXPENSES. Research and development expenditures were $1,613,207 and $3,179,542 for the three and six months ended June 30, 1998, compared to $1,772,087 and $3,561,463 for the same periods in the prior year. The decline in expenses is the result of the impact of work force reductions, primarily in the Company's U.S. operations, and cost and process improvements implemented during 1997.

     Sales and marketing expenses totaled $1,912,765 and $3,636,562 for the three and six months ended June 30, 1998, compared to $1,954,638 and $3,943,426 for the same periods in 1997. The period-to-period decreases are due to organizational efficiencies and better deployment of resources.

     General and administrative expenses totaled $805,879 and $1,651,709 for the three and six months ended June 30, 1998, compared to $986,935 and $1,938,014 for the same periods in 1997. The period-to-period decreases reflects the impact of work force reductions, primarily in the Company's U.S. operations, and cost improvements implemented during 1997.

     Operating expense run rates for the remaining half of 1998 are expected to continue to be below 1997 levels.

     OTHER EXPENSE. Net other expense was $236,569 and $417,813 for the three and six months ended June 30, 1998, compared to $163,275 and $333,065 for the same periods in the prior year, an increase of $73,294 and $84,748, respectively. The Company realized interest income of $70,943 and $181,813 for the three and six months ended June 30, 1998, compared to $126,402 and $258,635 for the same periods in the prior year. The period-to-period decrease reflects the impact of lower average cash balances primarily due to the timing of the Company's private equity placements in January and June 1997, resulting in proceeds to the Company of approximately $20,000,000.

     Interest expense totaled $212,130 and $437,831 for the three and six months ended June 30, 1998, compared to $257,910 and $529,635 for the same periods in 1997. The period-to-period decrease primarily reflects the reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

     NET LOSS. The net loss for the three and six months ended June 30, 1998 was $4,326,440 and $8,629,633, compared to $5,254,034 and $11,026,047 for the same periods in 1997. Compared to the three and six months ended June 30, 1997, the net loss decreased 18% and 22%, respectively, for the same periods in 1998. This decrease reflects the revenue growth previously discussed, coupled with the impact of extensive cost and process improvements implemented during 1997 and increased production volumes. The Company is targeting continued improvement in the net loss in future quarters.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had working capital of $5,066,052, a decrease of $7,442,824 from the working capital reported at December 31, 1997. The decrease primarily reflects the impact of net cash used in operating activities for the six months ended June 30, 1998, partially offset by proceeds from the issuance of Common Stock from warrant and option exercises and proceeds from a draw-down on a line of credit.

     At June 30, 1998, the Company had property and equipment of $19,218,051, up from $18,060,127 at December 31, 1997, less accumulated depreciation of $12,095,724 and $10,674,155 at June 30, 1998 and December 31, 1997,
     respectively. The $1,157,924 net increase in the cost of property and equipment is primarily the result of approximately $1,242,000 of capital additions, consisting primarily of investments in development and production equipment and instruments for internal use in R&D and sales. Approximately $3,000,000 of the Company's property and equipment were financed through capital lease obligations at June 30, 1998. In 1998, the Company expects total capital expenditures and new lease commitments to approximate $2.4 million for the year, primarily reflecting investments to support new product development and production.

     At June 30, 1998, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $97,000,000 and $900,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50 percent occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $43,000,000 which can be carried forward indefinitely.

     As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $4,326,440 and $8,629,633, respectively, for the three and six months ended June 30, 1998. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. In August 1998, the Company completed a private equity placement which generated net cash proceeds to the Company of $15,000,000. The Company believes currently available funds and cash generated from projected operating revenues, supplemented by employee stock plans, warrant exercises, asset based credit and corporate alliances, will meet the Company's working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and research and development activities.

     Effective March 31, 1998, the Company secured a $1,000,000 receivable backed credit line with DVI Business Credit Corporation. The loan agreement requires the Company's accounts receivable collections to be applied to reduce the loan balance, including advances, interest and fees. All advances under the line of credit bear interest on the unpaid principal amount at a fluctuating rate equal to the Prime Rate plus three percent. Interest is payable monthly in arrears. The loan agreement requires the monthly payment of an annualized unutilized loan fee equal to one half of one percent (.5%) of the difference between the committed available loan amount and the average outstanding loan balance. The Company had drawn $990,000 on the line of credit as of June 30, 1998.

     YEAR 2000 COMPLIANCE

     The financial impact to the Company of year 2000 compliance has not been and is not expected to be material to the Company's financial position or results of operations in any given year. The Company's existing information system, consisting of hardware and software supplied by third parties, is year 2000 compliant. However, because most computer systems are, by their nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company is developing a plan to communicate with the unrelated parties, including its regulatory consultants with whom it deals, to coordinate year 2000 compliance. The costs incurred in addressing year 2000 compliance will be expensed as incurred, in compliance with GAAP.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          The Company issued warrants to purchase up to 25,000 shares of the Company's Common Stock in May, 1998 as part of a supplier relationship with Altron, Inc. The warrants were exercisable up to five years from the date of grant at an exercise price of $5.1875 per share. During the quarter ended June 30, 1998, 25,000 shares of the Company's Common Stock were issued upon exercise of such warrants, with proceeds amounting to $129,688. The securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of the Company's shareholders was held on May 13, 1998. At the meeting, shareholders voted on the reelection of two directors for terms expiring at the Annual Meeting of the Company in 2001, and for the approval of an increase in the number of shares authorized for issuance under the Company's 1990 Stock Option Plan and 1993 Directors' Stock Option Plan.

          Each of the directors was reelected by a vote as follows: Gerald L. Cohn received 17,316,514 votes "For", 691,784 votes "Against" and no broker non-votes; and Mark B. Knudson, Ph.D. received 17,339,536 votes "For", 668,762 votes "Against" and no broker non-votes. The amendments to approve an increase in the number of shares authorized for issuance under the Company's 1990 Stock Option Plan and 1993 Directors' Stock Option Plan were approved as follows: 1990 Stock Option Plan:
          14,738,082 votes "For", 2,598,554 votes "Against", 78,727 votes
          "Abstained" and 592,935 votes "Unvoted"; and the 1993 Directors' Stock Option Plan: 13,602,834 votes "For", 3,748,874 votes "Against", 63,655 votes "Abstained" and 592,935 votes "Unvoted".

ITEM 5.   OTHER INFORMATION

          On August 4, 1998 the Company completed the sale in a private placement of 2,142,858 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), at a price of $7.00 per share, for aggregate proceeds of $15,000,006. The purchasers of Common Stock also received warrants to purchase 714,286 shares of Common Stock at $8.40 per share. The five-year warrants are exercisable immediately and are callable after a twelve month waiting period if the Common Stock closing price exceeds certain levels for twenty consecutive trading days.

          In addition, the Company issued Convertible Senior Secured Fixed Rate Notes to an investor group, with proceeds aggregating $7,300,000. The notes will be due in five years, require quarterly interest payments at a rate of 7% per annum, and are convertible into the Company's Common Stock at $8.40 per share. Proceeds from the notes were used to retire other debt of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS

         EXHIBIT                                                                          METHOD
           NO.                   DESCRIPTION                                             OF FILING
         -------                 -----------                                             ---------
          10.1   Common Stock Purchase Agreement, dated June 30, 1998, between the
                 Company and the Purchasers named therein                              Filed herewith

          10.2   Form of Stock Purchase Warrant, dated August 4, 1998                  Filed herewith

          10.3   Note Purchase Agreement, dated August 4, 1998, between the
                 Company and the Purchasers named therein                              Filed herewith

          10.4   Form of Convertible Senior Secured Fixed Rate Note due August 4,
                 2003                                                                  Filed herewith

          10.5   1990 Stock Option Plan, as amended and restated                       Filed herewith

          10.6   1993 Directors' Stock Option Plan, as amended and restated            Filed herewith

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



DIAMETRICS MEDICAL, INC.




By:  /s/ Laurence L. Betterley
     -----------------------------
     Laurence L. Betterley
     Senior Vice President
     and Chief Financial Officer
     (and Duly Authorized Officer)





Dated: August 14, 1998

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



 EXHIBIT
   NO.                           DESCRIPTION

  10.1 Common Stock Purchase Agreement, dated June 30, 1998, between the Company and the Purchasers named therein

  10.2        Form of Stock Purchase Warrant, dated August 4, 1998

  10.3 Note Purchase Agreement, dated August 4, 1998, between the Company and the Purchasers named therein

  10.4        Form of Convertible Senior Secured Fixed Rate Note due
              August 4, 2003

  10.5        1990 Stock Option Plan, as amended and restated

  10.6        1993 Directors' Stock Option Plan, as amended and restated

  27          Financial Data Schedule