Form 10-Q
period 1998-09-30
DIAMETRICS MEDICAL INC
filed 1998-11-17
CIK 895380

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

                For the quarterly period ended September 30, 1998

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

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 30, 1998, was 23,378,217.


================================================================================

                            DIAMETRICS MEDICAL, INC.

                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)
              Consolidated Statements of Operations:
                Three Months Ended September 30, 1998 and 1997.................3
                Nine Months Ended September 30, 1998 and 1997..................3
              Consolidated Balance Sheets as of September 30, 1998
                and December 31, 1997..........................................4
              Consolidated Statements of Cash Flows:
                Nine Months Ended September 30, 1998 and 1997..................5
              Notes to Consolidated Financial Statements.......................6
     Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition........................................8

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13


Part II -- OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................14
     Item 2.  Changes in Securities...........................................14
     Item 3.  Defaults Upon Senior Securities.................................14
     Item 4.  Submission of Matters to a Vote of Security Holders.............14
     Item 5.  Other Information...............................................14
     Item 6.  Exhibits and Reports on Form 8-K................................15
     Signature................................................................16

                        PART I -- FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                     1998              1997               1998                1997
                                                 ------------       ------------       ------------       ------------
Net sales                                        $  3,102,430       $  2,829,279       $  8,571,181       $  7,391,924
Cost of sales                                       2,946,478          3,018,947          8,159,236          8,668,467
                                                 ------------       ------------       ------------       ------------
       Gross profit (loss)                            155,952           (189,668)           411,945         (1,276,543)
                                                 ------------       ------------       ------------       ------------

Operating expenses:
       Research and development                     1,729,984          1,782,933          4,909,526          5,344,396
       Sales and marketing                          2,243,197          1,917,018          5,879,759          5,860,444
       General and administrative                     888,657            936,330          2,540,366          2,874,344
       Restructuring and other charges                   --              134,939               --              298,143
                                                 ------------       ------------       ------------       ------------
       Total operating expenses                     4,861,838          4,771,220         13,329,651         14,377,327
                                                 ------------       ------------       ------------       ------------

Operating loss                                     (4,705,886)        (4,960,888)       (12,917,706)       (15,653,870)
Other expense, net                                    (86,468)          (192,379)          (504,281)          (525,444)
                                                 ------------       ------------       ------------       ------------
Net loss                                         $ (4,792,354)      $ (5,153,267)      $(13,421,987)      $(16,179,314)
                                                 ============       ============       ============       ============

Basic and diluted net loss per common share      $      (0.21)      $      (0.25)      $      (0.62)      $      (0.90)
                                                 ============       ============       ============       ============
Weighted average number of
common shares outstanding                          22,548,936         20,279,062         21,530,709         17,935,053
                                                 ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    September 30,        December 31,
                                                                        1998                 1997
                                                                    -------------       -------------
ASSETS
      Current assets:
           Cash and cash equivalents                                $   4,170,486       $   3,358,684
           Marketable securities                                        6,558,430           8,401,642
           Accounts receivable                                          5,058,444           3,768,528
           Inventories                                                  4,253,590           3,588,218
           Prepaid expenses and other current assets                      715,404             311,173
                                                                    -------------       -------------
                Total current assets                                   20,756,354          19,428,245
                                                                    -------------       -------------

      Property and equipment                                           20,135,486          18,060,127
           Less accumulated depreciation and amortization             (13,084,981)        (10,674,155)
                                                                    -------------       -------------
                                                                        7,050,505           7,385,972
                                                                    -------------       -------------
      Other assets                                                      1,861,013           2,217,089
                                                                    -------------       -------------
                                                                    $  29,667,872       $  29,031,306
                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                         $   2,378,542       $   2,261,822
           Accrued expenses                                             2,412,897           3,687,597
           Short-term borrowings and current portion of
                long-term liabilities                                     513,733             969,950
                                                                    -------------       -------------
                Total current liabilities                               5,305,172           6,919,369
                                                                    -------------       -------------

      Long-term liabilities:
           Long-term liabilities, excluding current portion             8,245,073           8,537,742
           Other liabilities, excluding current portion                   432,317             431,145
                                                                    -------------       -------------
                Total liabilities                                      13,982,562          15,888,256
                                                                    -------------       -------------

      Shareholders' equity:
           Common stock, $.01 par value: 35,000,000 authorized
                23,378,217 and 20,889,945 shares issued and
                outstanding                                               233,782             208,899
           Additional paid-in capital                                 130,638,843         113,970,247
           Cumulative translation adjustment                              (32,583)             19,584
           Accumulated deficit                                       (115,154,732)       (101,055,680)
                                                                    -------------       -------------
                Total shareholders' equity                             15,685,310          13,143,050
                                                                    -------------       -------------
                                                                    $  29,667,872       $  29,031,306
                                                                    =============       =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  1998               1997
                                                                              ------------       ------------
Cash flows from operating activities:
      Net loss                                                                $(13,421,987)      $(16,179,314)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                         2,500,615          3,077,761
           Other                                                                     6,952            (89,526)
           Change in operating assets and liabilities:
                Accounts Receivable, net                                        (1,290,537)          (505,123)
                Inventories                                                       (811,666)           643,382
                Prepaid expenses and other current assets                         (305,473)            75,214
                Accounts payable and accrued expenses                           (1,078,761)           (98,810)
                                                                              ------------       ------------
                    Net cash used in operating activities                      (14,400,857)       (13,076,416)
                                                                              ------------       ------------

Cash flows from investing activities:
      Purchases of property and equipment                                       (1,846,619)        (2,466,031)
      Purchases of marketable securities                                        (6,501,680)       (22,899,465)
      Proceeds from maturities of marketable securities                          8,401,642         12,400,000
      Other                                                                          5,735            164,080
                                                                              ------------       ------------
                    Net cash provided by (used in) investing activities             59,078        (12,801,416)
                                                                              ------------       ------------

Cash flows from financing activities:
      Principal payments on borrowings                                          (1,232,488)           (87,312)
      Proceeds from short-term borrowings                                          990,000               --
      Proceeds from long-term borrowings                                              --            1,058,626
      Net proceeds from the issuance of preferred stock                               --           11,900,000
      Net proceeds from the issuance of common stock                            16,684,029         13,053,739
      Principal payments under capital lease obligations                          (506,398)          (812,203)
                                                                              ------------       ------------
                    Net cash provided by financing activities                   15,935,143         25,112,850
                                                                              ------------       ------------


Effect of subsidiary's year-end change on cash and cash equivalents               (664,819)              --
Effect of exchange rate changes on cash and cash equivalents                      (116,743)            14,749
                                                                              ------------       ------------

                    Net increase (decrease) in cash and cash equivalents           811,802           (750,233)

Cash and cash equivalents at beginning of period                                 3,358,684          2,451,993
                                                                              ------------       ------------

Cash and cash equivalents at end of period                                    $  4,170,486       $  1,701,760
                                                                              ============       ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                $  1,296,369       $    298,734
                                                                              ============       ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

(2)  RECLASSIFICATIONS

     Certain 1997 amounts in the Consolidated Balance Sheets have been reclassified from prior reported balances to conform to the 1998 presentation.

(3)  INVENTORIES

     Inventories are summarized as follows:

                                        September 30,     December 31,
                                            1998              1997
                                         ----------        ----------
     Raw materials                       $1,089,374        $  957,049
     Work-in-process                        783,864           442,527
     Finished goods                       2,380,352         2,188,642
                                         ----------        ----------
                                         $4,253,590        $3,588,218
                                         ==========        ==========

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS 131 is effective for the fiscal year ending December 31, 1998 and establishes standards for disclosure about products, geography and major customers. The Company expects that implementation of this standard will not have a material effect on its financial statement disclosures.

     In February 1998, the FASB issued SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS 132 is effective for the fiscal year ending December 31, 1998, and standardizes the disclosure requirements for pensions and other postretirement benefits. The Company expects that implementation of this standard will not have a material effect on its financial statement disclosures.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that implementation of this standard will not have a material effect on its financial statement disclosure.

(5)  COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of the Statement had no impact on the Company's net loss or shareholders' equity. For the Company, SFAS 130 requires changes in the shareholders' equity account (cumulative translation adjustment) to be included as a component of comprehensive loss.

     The following table sets forth the computation of comprehensive loss:

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                       1998           1997             1998             1997
                                   -----------     -----------     ------------     ------------
     Net loss                      $(4,792,354)    $(5,153,267)    $(13,421,987)    $(16,179,314)

     Change in cumulative
       translation adjustment          (58,443)        (30,678)         (52,167)        (118,524)
                                   -----------     -----------     ------------     ------------

     Comprehensive loss            $(4,850,797)    $(5,183,945)    $(13,474,154)    $(16,297,838)
                                   ===========     ===========     ============     ============
     Basic and diluted
       comprehensive loss
       per common share            $     (0.22)    $     (0.26)    $      (0.63)    $      (0.91)
                                   ===========     ===========     ============     ============


(6)  CHANGE IN YEAR END OF SUBSIDIARY

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

(7)  SHAREHOLDERS' EQUITY

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

     In addition, the Company issued Convertible Senior Secured Fixed Rate Notes to an investor group, with proceeds aggregating $7,300,000. The notes are due in five years, require quarterly interest payments at a rate of 7% per annum, and are convertible into the Company's Common Stock at $8.40 per share. Proceeds of the notes were paid by the investor group directly to another debtor of the Company to retire existing debt.

     The Company expects to use the net proceeds from the private placement of equity securities for product development, sales and marketing and other general corporate purposes.

(8)  SUBSEQUENT EVENT

     On October 1, 1998, the Company entered into an exclusive Distribution Agreement with Johnson & Johnson Professional, Inc. for worldwide market development and distribution of the Company's Neurotrend(TM) Monitoring System.

     In addition, Johnson & Johnson Development Corporation has committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999 at the then current market value, not to exceed $7.00 per share.

(9)  RELATED PARTY TRANSACTIONS

     Effective March 31, 1998, the Company secured a $1,000,000 receivable backed credit line with DVI Business Credit Corporation. DVI Business Credit Corporation is a business unit of DVI, Inc., which shares a common director with the Company. The loan agreement requires the Company's accounts receivable collections to be applied to reduce the loan balance, including advances, interest and fees. All advances under the line of credit bear interest on the unpaid principal amount at a fluctuating rate equal to the Prime Rate plus three percent. Interest is payable monthly in arrears. The loan agreement requires the monthly payment of an annualized unutilized loan fee equal to one half of one percent (.5%) of the difference between the committed available loan amount and the average outstanding loan balance. The Company has no outstanding balance drawn on the line of credit as of September 30, 1998.

     Beginning November 26, 1996, the Company entered into three note agreements totaling $1,557,933 with DVI, Inc. The loan agreements require principal and interest payments in monthly installments at varying amounts through September 2002, at annual interest rates ranging from 10.1% to 10.95%. Maturity dates of the notes range from December 1, 2001 to September 25, 2002, and all notes are secured by equipment.


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Statements regarding the Company's expectations about new and existing products, future financial performance, Year 2000 concerns and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 filed with this Form 10-Q for the quarter ended September 30, 1998. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements.

     SUMMARY

     Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point of patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of September 30, 1998, the primary funding for the operations of the Company has been approximately $130 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     The Company has two product lines. The first are Point of Care blood testing products (IRMA SL, IDMS, Capillary Collection Device and the AVOXimeter 4000) based on electrochemical and optical technology, and the second are Continuous Monitoring products (Paratrend 7, Neurotrend, Neocath 1000 and Neotrend) based primarily on fiberoptic technology.

     RESULTS OF OPERATIONS

     SALES - Sales of the Company's products were $3,102,430 and $8,571,181 for the three and nine months ended September 30, 1998, compared to $2,829,279 and $7,391,924 for the same periods in the prior year, increases of 10% and 16%, respectively. The increase for the three and nine months ended September 30, 1998 over the prior year reflects a 6% and 17% increase in sales of instruments, respectively, and a 15% increase in disposable cartridge and sensor sales in both periods.

     International sales accounted for 74% and 62% of total sales for the three and nine months ended September 30, 1998, compared to international sales of 67% and 62% for the same periods in 1997.

     Point of Care testing products represented 72% and 64% of sales for the three and nine months ended September 30, 1998, compared to 67% and 57% of sales for the comparable periods in 1997. Continuous Monitoring products made up the remainder of sales.

     Point of Care testing products revenue was comprised of 67% ($1,492,337) and 61% ($3,304,161) of instrument related revenue and 33% ($730,800) and 39% ($2,157,056) of disposable cartridge related revenue for the three and nine months ended September 30, 1998, respectively. Continuous monitoring products revenue was comprised of 34% ($300,074) and 38% ($1,185,897) of instrument related revenue and 66% ($579,219) and 62% ($1,924,068) of disposable sensor revenue for the three and nine months ended September 30, 1998, respectively.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 1998, the Company has sold over 2,800 instruments. Disposable sensor and cartridge units sold for the three and nine months ended September 30, 1998 increased 34% and 36%, respectively, over the same periods in 1997. As the Company grows, it is expected that the Company's growing customer base will increase its rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company's revenue in the fourth quarter and full year 1998 is targeted to exceed that of the same periods in 1997 as a result of further planned expansion of the blood and tissue analysis product lines and continued market penetration of existing products.

     COST OF SALES. Cost of sales totaled $2,946,478 and $8,159,236, or 95% of revenue for the three and nine months ended September 30, 1998, compared to $3,018,947 and $8,668,467, or 107% and 117% of revenue for the same periods in the prior year, respectively. The significant period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge volumes and the impact of cost controls and manufacturing process changes. These improvements resulted in the achievement in the third quarter of 1998 of the Company's fourth consecutive positive quarterly gross margin. The Company is targeting a positive gross margin for the full year 1998, as a result of new product introductions and continued reductions in unit product costs, stemming from increased sales volumes and further expected improvements in manufacturing yields.

     OPERATING EXPENSES. Research and development expenditures were $1,729,984 and $4,909,526 for the three and nine months ended September 30, 1998, compared to $1,782,933 and $5,344,396 for the same periods in the prior year. The decline in expenses is primarily impacted by reductions in headcount of 15%, largely in the Company's U.S. operations, and cost and process improvements implemented during 1997.

     Sales and marketing expenses totaled $2,243,197 and $5,879,759 for the three and nine months ended September 30, 1998, compared to $1,917,018 and $5,860,444 for the same periods in 1997. The increase between quarterly periods is primarily due to the timing of significant expenditures for advertising and promotion and increases in costs to inservice the Company's products with new customers.

     General and administrative expenses totaled $888,657 and $2,540,366 for the three and nine months ended September 30, 1998, compared to $936,330 and $2,874,344 for the same periods in 1997. The period-to-period decreases reflect the impact of 12% and 26% reductions in headcount for the three and nine months ended September 30, 1998, respectively, primarily in the Company's U.S. operations, and cost improvements implemented during 1997.

     Total 1998 operating expenses are expected to be below 1997 levels.

     OTHER EXPENSE. Net other expense was $86,468 and $504,281 for the three and nine months ended September 30, 1998, compared to $192,379 and $525,444 for the same periods in the prior year, a decrease of $105,911 and $21,163, respectively. The Company realized interest income of $119,420 and $301,233 for the three and nine months ended September 30, 1998, compared to $204,814 and $463,449 for the same periods in the prior year. The period-to-period decrease reflects the impact of lower average cash balances, primarily due to the timing of the Company's private equity placements in 1997 and 1998. Private equity placements in 1997 occurred in January and June with proceeds of approximately $20,000,000, while the 1998 private equity placement occurred in August, with proceeds of approximately $15,000,000.

     Interest expense totaled $202,988 and $640,819 for the three and nine months ended September 30, 1998, compared to $268,889 and $798,524 for the same periods in 1997. The period-to-period decrease primarily reflects the reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

     NET LOSS. The net loss for the three and nine months ended September 30, 1998 was $4,792,354 and $13,421,987, compared to $5,153,267 and $16,179,314 for the same periods in 1997. Compared to the three and nine months ended September 30, 1997, the net loss decreased 7% and 17%, respectively, for the same periods in 1998. This decrease reflects the revenue growth previously discussed, coupled with the impact of headcount reductions implemented during 1997 and increased production volumes. The Company is targeting continued improvement in net loss in future quarters.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had working capital of $15,451,182, a decrease of $1,013,788 from the working capital reported at September 30, 1997. The decrease primarily reflects the impact of the amount and timing of proceeds from the private equity placements in January and June 1997 and August 1998, and net cash used in operating activities for the nine months ended September 30, 1998, partially offset by proceeds from the issuance of Common Stock from warrant and option exercises.

     Net cash used in operating activities totaled $14,400,857 for the nine months ended September 30, 1998, compared to $13,076,416 for the same period in 1997. This was the result of net losses of $13,421,987 and $16,179,314 for these same periods in 1998 and 1997, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories and accounts payable and accrued expenses.

     Net accounts receivable increased $1,290,537 for the nine months ended September 30, 1998, compared to $505,123 for the same period in 1997. The larger increase in the current period is primarily due to increased sales in the first nine months of 1998 compared to the same period in the prior year and the timing of sales and related customer payments.

     Inventories increased $811,666 and decreased $643,382 for the nine months ended September 30, 1998 and 1997, respectively. The increase in the current period is due to increased inventory levels needed to begin internal assembly of the Company's IRMA SL instruments and to meet an expected increase in sales demand. The prior period decrease was due primarily to an improvement in inventory turnover during the period, stemming from improved inventory management.

     Accounts payable and accrued expenses decreased $1,078,761 and $98,810 for the nine months ended September 30, 1998 and 1997, respectively. The current period decrease is primarily due to reductions in product upgrade accruals as upgrades are completed, combined with timing of payments to vendors and employees. The decrease in the prior period was primarily due to timing of vendor and payroll-related payments.

     Net cash provided by investing activities totaled $59,078 for the nine months ended September 30, 1998 compared to net cash used in investing activities of $12,801,416 for the nine months ended September 30, 1997. This change is primarily due to the amounts and timing of private equity placements, which reduced the amount of cash available for the purchase of marketable securities in 1998.

     At September 30, 1998, the Company had property and equipment of $20,135,486, up from $17,676,137 at September 30, 1997, less accumulated depreciation of $13,084,981 and $9,912,360 at September 30, 1998 and 1997,
     respectively. The $713,272 net decrease in the cost of property and equipment is primarily the result of continued depreciation of the assets, offset by approximately $2,340,000 of capital additions, consisting primarily of investments in development and production equipment and instruments for internal use in R&D and sales. Approximately $3,000,000 of the Company's property and equipment were financed through capital lease obligations at September 30, 1998. In 1998, the Company expects total capital expenditures and new lease commitments to approximate $2,700,000 for the year, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $15,935,143 and $25,112,850 for the nine months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to the amount and timing of private equity placements in January and June of 1997 and August of 1998.

     At September 30, 1998, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $100,000,000 and $900,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be limited if a cumulative "change in ownership" of more than 50% occurs within any three year period. In connection with prior sales by the Company of its securities in public and private offerings, the Company has experienced a "change in ownership." As a result, the utilization of the Company's net operating loss and certain credit carryforwards incurred prior to these changes are subject to annual limitations.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $44,000,000 which can be carried forward indefinitely.

     As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $4,792,354 and $13,421,987, respectively, for the three and nine months ended September 30, 1998. In addition, the Company has incurred net losses and has had negative cash flows from operating activities since inception. In August 1998, the Company completed a private equity placement which generated net cash proceeds to the Company of $15,000,006. Also, as part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation who has committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. The Company believes currently available funds and cash generated from projected operating revenues, supplemented by employee stock plans, warrant exercises, asset based credit and corporate alliances, will meet the Company's working capital needs through 1999. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

     Effective March 31, 1998, the Company secured a $1,000,000 receivable backed credit line. The loan agreement requires the Company's accounts receivable collections to be applied to reduce the loan balance, including advances, interest and fees. The Company has no outstanding balance drawn on the line of credit as of September 30, 1998.

     YEAR 2000 COMPLIANCE

     The Company is addressing the issues associated with computing difficulties that may affect existing computer systems as a result of programming code malfunction in distinguishing 21st century dates from 20th century dates (the "Year 2000" issue). The Year 2000 issue is a pervasive problem affecting many information technology systems and embedded technologies in all industries. The Company has identified teams of internal staff to review its products; its internal financial, manufacturing and other process control systems; and its interface with major customers and suppliers in order to assess and remediate Year 2000 concerns.

     The Company's information technology (IT) systems consist of computer hardware systems and software supplied by third parties. IT systems in the Company's U.S. operation are Year 2000 compliant. The Company has identified necessary software and hardware upgrades to achieve compliance for IT systems in its UK operations, with completion scheduled for mid 1999, allowing adequate time for testing and training.

     The Company's assessment of internal systems includes a review of non-information technology (non IT) systems (systems that contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). This assessment includes a review of the Company's internal manufacturing equipment and facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based upon this review, the Company believes that its manufacturing processes and equipment company wide are Year 2000 compliant. Internal process control equipment affecting the

     Company's U.S. facility has been determined to be Year 2000 compliant. Control equipment affecting the Company's UK facility is currently under review, with necessary modifications, if any, scheduled for completion by June 1999.

     The Company has assessed Year 2000 compliance of its products offered for sale to customers, and believes that all are currently compliant. Contacts are being made with the Company's customers regarding test procedures they can apply to verify compliance of the Company's products.

     The Company has identified third parties with which it has material relationships, including suppliers of components for its products and providers of critical utility services. The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature, and are therefore single sourced. The Company has contacted all major U.S. third party suppliers and has received representations that if not currently compliant, each has plans in place to ensure that products purchased by the Company from such suppliers will function properly in the Year 2000 and that such suppliers' internal systems will be Year 2000 compliant no later than June 1999. The Company is in the process of contacting all major international suppliers to assess their status of compliance, and expects to complete that process by March 31, 1999. The Company is also currently evaluating alternative supplier sources in cases where it is single sourced. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from component suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     The total estimated incremental cost required to address the Company's Year 2000 compliance is approximately $150,000, including the cost of software and hardware upgrades. The Company expects the majority of this cost to be incurred in 1999. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in its products, in its internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. As previously noted, the Company is working on minimizing the component supply risk by evaluating alternative suppliers in cases where it is single-sourced, with completion of this evaluation expected by June 1999. The Company has not yet developed a contingency plan to provide for continuity of normal business operations in the event the other described problem scenarios arise, but it will assess the need to develop such a plan based upon the outcome of compliance areas currently under review, and the results of remaining survey feedback from its major suppliers. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

     INTRODUCTION OF THE EURO

     The countries of the European Union are expected to adopt a single currency known as the "Euro". The Euro will come into existence on January 1, 1999, and is intended to become the lead currency for Europe, with national currencies expressed as a denomination of the Euro. During the three-and-a-half year transition period following its introduction, countries will be allowed to transact business both in the Euro and in their own currencies. On July 1, 2002, the Euro will be the sole official currency in European Union countries.

     The Company is in the process of addressing the issues raised by the introduction of the Euro. The Company does not presently expect that the introduction and use of the Euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based upon currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

     Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Not Applicable.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     None

     Item 2. Changes in Securities

     On August 4, 1998, the Company completed the sale in a private placement of 2,142,858 shares of Common Stock at a price of $7.00 per share, resulting in proceeds to the Company of $15,000,006. The purchasers also received five-year warrants to purchase 714,286 shares of Common Stock at $8.40 per share, providing additional future funding potential of approximately $6,000,000. The warrants are exercisable immediately and are callable after a twelve month waiting period if the Common Stock closing price exceeds certain levels for twenty consecutive trading days. Proceeds from the sale of shares of Common Stock will be used for product development, sales and marketing and other general corporate purposes.

     In addition, the Company issued Convertible Senior Secured Fixed Rate Notes to an investor group, with proceeds aggregating $7,300,000. The notes are due in five years, require quarterly interest payments at a rate of 7% per annum, and are convertible into the Company's Common Stock at $8.40 per share. Proceeds of the notes were used to retire other debt of the Company.

     The Company also issued 15,360 shares of the Company's Common Stock in July 1998, to certain parties involved in the private equity placement, as part of a financial advisory relationship. The shares of Common Stock and the notes were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Item 3. Defaults Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     On October 1, 1998, the Company entered into an exclusive Distribution Agreement with Johnson & Johnson Professional, Inc. for worldwide market development and distribution of the Company's Neurotrend(TM) Monitoring System.

     In addition, Johnson & Johnson Development Corporation has committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option during the twelve month period ending September 30, 1999, at the then current market value, not to exceed $7.00 per share.

     Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

     Exhibit                                                                                  Method
       No.                             Description                                           of Filing
     -------                           -----------                                           ---------
      10.1*        Distribution Agreement, dated October 1, 1998, between
                   the Company and Johnson & Johnson Professional, Inc.                   Filed herewith

      10.2         Put Option and Stock Purchase Agreement, dated October 1,
                   1998, between the Company and Johnson & Johnson Development
                   Corporation                                                            Filed herewith

      10.3         Severance Pay Agreement (in the event of Change of Control)
                   dated July 31, 1998, between the Company and David T. Giddings         Filed herewith

      10.4         Form of Severance Pay Agreement (in the event of Change of
                   Control) dated July 31, 1998, between the Company and its
                   executive officers                                                     Filed herewith

      10.5         Form of Severance Pay Agreement (in the event of Termination
                   Without Cause) dated July 31, 1998, between the Company and
                   its executive officers                                                 Filed herewith

      27           Financial Data Schedule                                                Filed herewith

      99           Cautionary Factors Under the Private Securities Litigation
                   Reform Act                                                             Filed herewith


     * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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


Dated: November 16, 1998

                            DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX

Exhibit
  No.                          Description
-------                        -----------

10.1* Distribution Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Professional, Inc.

10.2 Put Option and Stock Purchase Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Development Corporation

10.3 Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and David T. Giddings

10.4 Form of Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and its executive officers

10.5 Form of Severance Pay Agreement (in the event of Termination Without Cause) dated July 31, 1998, between the Company and its executive officers

27     Financial Data Schedule

99     Cautionary Factors Under the Private Securities Litigation Reform Act

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.