Form 10-Q/A
period 1998-09-30
DIAMETRICS MEDICAL INC
filed 1999-01-07
CIK 895380

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                              FORM 10-Q/A (No. 1)

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

The undersigned registrant hereby amends Part II, Item 6(a), entitled "Exhibits," of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to amend and refile Exhibit 10.1.

                          PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

     Exhibit                                                                                  Method
       No.                             Description                                           of Filing
     -------                           -----------                                           ---------
      10.1*        Distribution Agreement, dated October 1, 1998, between
                   the Company and Johnson & Johnson Professional, Inc.                   Filed herewith

      10.2**       Put Option and Stock Purchase Agreement, dated October 1,
                   1998, between the Company and Johnson & Johnson Development
                   Corporation

      10.3** Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and David T. Giddings

      10.4**       Form of Severance Pay Agreement (in the event of Change of
                   Control) dated July 31, 1998, between the Company and its executive officers

      10.5**       Form of Severance Pay Agreement (in the event of Termination
                   Without Cause) dated July 31, 1998, between the Company and its executive officers

      27**         Financial Data Schedule

      99**         Cautionary Factors Under the Private Securities Litigation
                   Reform Act


     * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

    **    Previously filed.

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


Dated: January 5, 1999

                            DIAMETRICS MEDICAL, INC.
                                 EXHIBIT INDEX

Exhibit
  No.                          Description
-------                        -----------

10.1* Distribution Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Professional, Inc.

10.2** Put Option and Stock Purchase Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Development Corporation

10.3** Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and David T. Giddings

10.4** Form of Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and its executive officers

10.5** Form of Severance Pay Agreement (in the event of Termination Without Cause) dated July 31, 1998, between the Company and its executive officers

27**     Financial Data Schedule

99**     Cautionary Factors Under the Private Securities Litigation Reform Act

 * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**    Previously filed.