Form 10-K
period 1998-12-31
DIAMETRICS MEDICAL INC
filed 1999-03-30
CIK 895380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21982

                            DIAMETRICS MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                       41-1663185
            ---------                                       ----------
   (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification Number)


           2658 Patton Road
          Roseville, Minnesota                                 55113
          --------------------                                 -----
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (651) 639-8035

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [ ]

         As of February 26, 1999, 23,391,597 shares of Common Stock were outstanding, and the aggregate market value of the common shares (based upon the closing price on said date on The Nasdaq National Market) of DIAMETRICS MEDICAL, INC. held by non-affiliates was approximately $104,532,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Part II hereof. Parts of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference in Part III hereof.

                                     PART I

         Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "Diametrics" in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. ("DML").

         The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.(R), IRMA(R)SL, Neocath(R), Paratrend 7(R), Paratrend 7+(TM), Neotrend(TM) and Neurotrend(TM). SureStep(R)Pro is a registered trademark of LifeScan, a Johnson & Johnson company.

Item 1.  Business

Overview

         The Company develops, manufactures and markets blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care. Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. The Company's goal is to be the world leader in critical care blood and tissue analysis systems.

         Blood and tissue analysis is an integral part of patient diagnosis and treatment, and access to timely and accurate results is critical to effective patient care. The Company believes that its blood and tissue analysis systems will result in more timely therapeutic interventions by providing accurate, precise and immediate or continuous test results, thereby allowing faster patient transfers out of expensive critical care settings and reducing patient length of stay. In addition, point-of-care testing can save money for hospitals by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood and tissue samples. Moreover, point-of-care blood and tissue analysis could ultimately eliminate the need for hospitals to maintain expensive and capital intensive stat laboratories.

         The Company's primary product focus since its inception in 1990 has been the development, manufacturing and marketing of the IRMA ("Immediate Response Mobile Analysis") System, an electrochemical-based blood analysis system that provides rapid and accurate diagnostic results at the point-of-patient care. The IRMA SL System consists of a portable, microprocessor-based analyzer that employs single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure.

         The Company's first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients--the measurement of oxygen, carbon dioxide and acidity (the "blood gases"). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures inorganic compounds including sodium, potassium and ionized calcium. The Company further expanded its critical or "stat" test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit (i.e., the concentration of red blood cells in whole blood) to its electrolyte cartridge. With the addition of hematocrit, the IRMA SL System is able to perform 95% of the critical or stat tests performed annually in the United States, comprising an estimated $1.2 billion annual market. In 1997, the Company introduced its third-generation system, IRMA SL Series 2000, and a new combination testing cartridge. The combination cartridge is based upon the Company's new "snapfit" cartridge design and gives clinicians the ability to perform all critical blood gas, electrolyte and hematocrit tests using one small blood sample and one single-use cartridge. During 1998, the Company expanded the test menu of the IRMA System by integrating the LifeScan (a Johnson & Johnson company) SureStep Pro glucose strip testing module into the analyzer. Also under development in 1998 were two additional blood tests, blood urea nitrogen ("BUN") and chloride, and a reusable version of the single use disposable cartridge, called IRMA-M.

         In the fourth quarter of 1996, the Company expanded its product line with the introduction of a number of new products through the acquisition of Biomedical Sensors, Ltd. ("BSL"), a Pfizer company. With the acquisition of BSL (now known as Diametrics Medical, Ltd.), the Company acquired a world-class continuous monitoring fiberoptic technology platform, which complements the Company's existing electrochemical sensor platform. This product line includes indwelling continuous blood monitoring systems, consisting of a monitor, calibration system and intravascular disposable sensors. Primary products include Paratrend 7+, which provides direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients; Neotrend, which provides direct continuous monitoring of blood gases and temperature in critically ill premature babies; and Neurotrend, which measures oxygen, carbon dioxide and acidity in brain tissue and fluids as an indication of cerebral ischemia (i.e., deficient blood supply to the brain) and hypoxia (i.e., inadequate oxygenation of the blood) in patients with severe head injury and in patients undergoing surgical intervention in the brain.

         The Company has obtained clearances under Section 510(k) of the Food Drug and Cosmetic Act (the "FDC Act") to market the IRMA SL System to test blood gases, electrolytes, glucose, BUN and hematocrit in whole blood in hospital laboratories and at the point-of-care, and the Paratrend 7 and Neotrend to monitor blood gases and temperature. Additionally, in the first quarter of 1998, the Company received clearance from the United States Food and Drug Administration (the "FDA") to market the new IRMA-M multi-use cartridge for its IRMA SL System. The Company submitted a pre-market notification for the Neurotrend monitoring system in January 1998 that is currently under review by the FDA.

         In August 1998, the Company completed the sale in a private placement of 2,142,858 shares of the Company's Common Stock, at a price of $7.00 per share, for aggregate proceeds of $15,000,006. The purchasers of Common Stock also received warrants to purchase 714,286 shares of Common Stock at $8.40 per share. The five-year warrants are exercisable immediately, and are callable by the Company after a twelve month waiting period if the Common Stock closing price exceeds $12.10 for twenty consecutive trading days and at increasing amounts in subsequent twelve month periods. Proceeds from the sale of Common Stock and exercise of warrants will be used for product development, sales and marketing and other general corporate purposes. In addition, the Company issued Convertible Senior Secured Fixed Rate Notes to an investor group with proceeds aggregating $7,300,000. The notes will be due in five years, require quarterly interest payments at a rate of 7% per annum, and are convertible into the Company's Common Stock at $8.40 per share. Proceeds from the notes were used to retire other debt of the Company. The closing market price of the Company's Common Stock as of the date the private placement was closed and the notes issued was $5.125.

         In October 1998, the Company entered into an exclusive Distribution Agreement with CODMAN, a Johnson & Johnson company, for worldwide market development and distribution of the Company's Neurotrend monitoring system. The term of the agreement is for six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by CODMAN, certain payments will be due to the Company. Also, CODMAN has the right of first refusal to market new continuous monitoring products developed for the neuro market. In addition, Johnson & Johnson Development Corporation has committed to purchase up to $5 million of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999 at the then current market value, not to exceed $7.00 per share.

         The Company's principal executive office is located at 2658 Patton Road, Roseville, Minnesota 55113, and its telephone number is (651) 639-8035.


PRINCIPAL PRODUCTS

         Additional information regarding the Company's principal products is provided below:

         IRMA SL Series 2000 Blood Analysis System. The IRMA SL Series 2000 ("IRMA SL System"), the third generation IRMA analysis system, was released in the third quarter 1997, and provides the necessary foundation for current and future product enhancements. The IRMA SL System is comprised of the IRMA SL analyzer and a variety of electrochemical-based disposable cartridges which simultaneously perform select combinations of the most frequently ordered critical care diagnostic tests of blood gases, electrolytes and hematocrit in a simple 90-second procedure. The IRMA SL System also features electronic quality control, as an alternative to aqueous quality control measures, which eliminates the need for this costly and time-consuming process for many customers.

         The IRMA SL analyzer is a battery or AC operated, portable, microprocessor-based instrument weighing approximately four pounds, and includes an on-board printer. The analyzer can be easily linked for data downloading purposes to a hospital's laboratory or information system.

         In conjunction with a marketing alliance reached in 1997 with LifeScan, the Company incorporated blood glucose monitoring into the IRMA platform by integrating LifeScan's SureStep Pro Glucose Module into the IRMA SL System. The Company began marketing the new integrated workstation during the first half of 1998.

         IDMS - The IRMA Data Management System. Released in the third quarter of 1996, IDMS, an advanced data management software program, provides a comprehensive data management system for point-of-care testing technologies. Developed initially for the IRMA SL System, IDMS is network compatible and features an open architecture design that provides for the integration of IDMS data with other laboratory or clinical information systems.

         Capillary Collection Device. The Capillary Collection Device was introduced in the third quarter of 1996 as a feature for use on the IRMA SL System, which provides the capability to collect and test a capillary blood sample. The Capillary Collection Device is used with the IRMA SL System's single use cartridges to perform blood gas, electrolyte, and hematocrit testing. The capillary collection capability of the IRMA SL System is useful in such patient areas as neonatal and pediatric intensive care, and in other situations where a capillary sample is preferred over an arterial or venous sample.

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

         Neotrend. Based upon the new fluorescent optical sensor technology introduced with the Paratrend 7+, Neotrend is the only multi-parameter system for direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill premature babies. Neotrend was introduced in the United Kingdom in November 1997 and the Company received FDA clearance to market Neotrend in the United States in December 1997.

         Neurotrend. The Neurotrend monitoring system is designed for direct continuous monitoring for cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain. Neurotrend continuously measures oxygen, carbon dioxide, acidity and temperature through a small fiberoptic sensor placed directly into the brain tissue or fluids. CE Mark approval has been received, allowing the system to be marketed in Europe, and a 510(k) application has been filed with the FDA in the United States. In October 1998, the Company entered into an exclusive Distribution Agreement with CODMAN, a Johnson & Johnson company, for worldwide market development and distribution of the Company's Neurotrend monitoring system.

REGULATORY STATUS

         Human diagnostic products are subject, prior to clearance for marketing, to rigorous pre-clinical and clinical testing mandated by the FDA and comparable agencies in other countries and, to a lesser extent, by state regulatory authorities. The Company and its products are regulated by the FDA under a number of statutes including the FDC Act. The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, wherein the manufacturer gives the FDA a pre-market notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval ("PMA") application. This procedure requires more extensive prefiling testing than the 510(k) procedure and involves a significantly longer FDA review process.

         The Company has obtained clearances under Section 510(k) of the FDC Act to market the IRMA SL System to test blood gases, electrolytes, hematocrit, glucose and BUN in whole blood in hospital laboratories and at the point-of-patient care. The IRMA-M cartridge, which allows multiple test panels to be performed on a single cartridge, received clearance during 1998. Continuous monitoring products which have been cleared under Section 510(k) include the monitoring systems used with the Paratrend 7 sensor for direct continuous monitoring of blood gases and temperature in adults, and the Neotrend sensor for monitoring of blood gases and temperature in critically ill premature babies.

         The Company submitted an additional pre-market notification for the Neurotrend monitoring system in January 1998 that is currently under review by the FDA. The Neurotrend monitoring system is designed for direct continuous monitoring for cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain. Neurotrend continuously measures oxygen, carbon dioxide, acidity and temperature in brain tissue or fluids.

         A 510(k) clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on the product's marketing or withdrawal of the product from the market. The Company's long-term business strategy includes development of cartridges and sensors for performing additional blood and tissue chemistry tests, and any such additional tests will be subject to the same regulatory process. No assurance can be given that the Company will be able to develop such additional products or uses on a timely basis, if at all, or that the necessary clearances for such products and uses will be obtained by the Company on a timely basis or at all, or that the Company will not be subjected to a more extensive prefiling testing and FDA approval process. The Company also markets its products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Good Manufacturing Practices promulgated by the FDA.

         The Company's intermittent testing product's are affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA") which has been implemented by the FDA. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity; "waived", "moderate complexity" and "high complexity". The tests performed by the Company's IRMA SL System have been categorized under CLIA as "moderate complexity" tests by the FDA, which places this system in the same category as most other commercially available blood gas and blood chemistry testing instruments. The glucose test is categorized as a "waived" test", which places this test in the same category as most other commercially available point-of-care glucose testing systems. The Company's continuous monitoring products are not affected by CLIA.


RESEARCH AND DEVELOPMENT

         The Company owns two complementary technology platforms; an electrochemical platform, on which IRMA intermittent testing products are based, and a fiberoptic platform, on which the Paratrend

7+, Neotrend and Neurotrend continuous monitoring products are primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

         The Company intends to continue to expand its cartridge and test menus available on the IRMA SL System. Currently under development is the H5 cartridge which tests sodium, potassium, ionized calcium, hematocrit, chloride and BUN using one single-use cartridge. The H5 cartridge is scheduled to begin beta clinical trials in the U.S. by the end of first quarter 1999. In addition to the single-use cartridge, the Company is developing a multi-use application that will incorporate the Company's current sensor and calibration technologies into products that can perform multiple blood test panels over a period of days before disposal. A multi-use system will serve the needs of high volume critical care centers where rapid patient throughput and a low cost per test panel is required. The multi-use module is scheduled to begin clinical trials by the end of the second quarter 1999. The Company is also in the final design stages for a new addition to the IRMA SL's blood test menu, the creatinine assay, with an FDA filing expected by mid 1999. The Company believes that the IRMA SL System and related core technologies provide a flexible platform which, with a limited amount of additional development, will be capable of performing a variety of blood chemistry tests.

         The Company plans to continually improve the IRMA SL System through software upgrades, manufacturing process improvements and equipment redesign, based on the results of ongoing marketing studies and field experience.

         In February 1998, the Company filed a 510(k) application with the FDA for its Neurotrend monitoring system. Studies are also underway to apply the continuous monitoring technology to other areas. These include applications which range from the widespread clinical interest in gut perfusion, as an early indicator of multi-system organ failure; to placement in transplants for monitoring adequacy of perfusion; and to monitoring tissue to detect shock. The Company's future development plans also include further expansion of the blood and tissue analysis test menu available on the continuous monitoring platform.

         The Company has incurred research and development expenses of approximately $6,466,000, $7,232,000 and $6,360,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


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

         The Company markets and distributes its products in the United States, the United Kingdom and Germany primarily through its direct sales and marketing organization. Outside of these countries, the Company markets and distributes its products through third party distribution channels, including corporate partners strategically positioned to access targeted foreign markets, including Japan and other Pacific Rim Countries, Europe, Mexico, Canada, Latin America and South America. Effective October 1, 1998, the Company entered into an exclusive Distribution Agreement with CODMAN, a Johnson & Johnson company, for worldwide market development and distribution of the Company's Neurotrend monitoring system. The Company may consider additional distribution channels for its products, including joint ventures, licensing arrangements or OEM relationships with strategically positioned corporate partners. Information concerning the Company's export sales is contained in the financial section of the Company's Annual Report to Shareholders for the year ended December 31, 1998, under note 15 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

         Additionally, the Company has entered into several arrangements with hospital systems, healthcare facilities and other influential healthcare buying groups which establish the Company as a sole, preferred or dual source supplier of its blood analysis systems. These organizations include Columbia HCA, Vencor, Inc., Health Services Corporation of America, University Healthsystem Consortium (now part of Novation), and Purchase Connection. The Company expects to continue to enter into arrangements with other buying groups and customers with respect to purchases of its blood and tissue analysis systems.


MANUFACTURING

         The Company's manufacturing facilities support its intermittent testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its IRMA electrochemical thick-film sensor chips in its Roseville, Minnesota facility. Components for the Company's continuous monitoring sensors used in the Paratrend 7+, Neotrend and Neurotrend products are sourced from a variety of outside vendors, but the unique assembly and testing of the sensing elements is performed in the Company's High Wycombe facility. Sub-assembly of external plastic assemblies are sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the Paratrend 7+, Neotrend and Neurotrend monitors. During the last half of 1998, the Company began in-house assembly of the IRMA SL analyzer and portions of the continuous monitoring hardware at the Roseville and High Wycombe facilities, respectively. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the IRMA SL analyzer is developed and maintained by the Company, and software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

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

         The Company continues to successfully undergo required inspections of its manufacturing facilities by the FDA (most recently in October 1998 and March 1996 for Roseville and High Wycombe facilities, respectively), and by the British Standards Institution for the High Wycombe facility (most recently in August 1998). As a result of these inspections, the Company's manufacturing facilities and documentation and quality control systems are deemed satisfactory and in compliance with Good Manufacturing Practices.


PATENTS AND PROPRIETARY RIGHTS

         The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in its blood analysis systems and for those inventions most likely to be used by others as competing alternatives.

         For its intermittent testing platform, the Company currently maintains three patents issued for its calibration technology, two patents related to its sensor technology and three for companion technology. In addition, two patents have been issued and maintained covering the IRMA SL analyzer and disposable cartridge designs. Additionally, the Company has submitted patent applications pertaining to a multi-use sensor module, an enzymatic sensor and coagulation measurement technology. Overseas, the Company has foreign patent applications pending, filed under the Patent Cooperation Treaty, designating various jurisdictions, including Canada, the major European countries, Brazil, Australia and Japan, corresponding to one or more U.S. applications. The Company maintains nine foreign patents; two issued in the United Kingdom, two in Germany, two in Canada and three in Japan.

         As it relates to its continuous monitoring platform, the Company currently maintains nine U.S. patents associated with the design and manufacture of its sensor technology platforms. These patents are at various patent process stages in the major European countries and Japan.

         Material patents have expirations ranging from the year 2006 to 2016. The Company is not currently a party to any patent litigation.

         The Company has federally registered the trademarks "IRMA SL", "Diametrics Medical, Inc.", "Neocath", "Paratrend", "Tissuetrak", "Paratrend 7+", "Neotrend", "Neurotrend", "CAL-POD", "TOM 2000" and claims trademark rights in "When Stat Isn't Fast Enough."


COMPETITION

         The Company believes that potential purchasers of point-of-care blood analysis systems will base their purchase decision upon a combination of factors, including the product's test menu, ease of use, accuracy, price and ability to manage the data collected. The Company is aware of one company, i-STAT, that is marketing a portable point-of-care blood analysis system. The Company believes that the IRMA SL System possesses distinct competitive advantages over i-STAT's products including ease of use, closed instead of open handling of blood samples and room temperature instead of refrigerated storage of reagents.

         The Company also competes with companies that market near-patient multi-use blood analysis systems. These companies include AVL Scientific Corporation, Radiometer, Inc. (with their acquisition of Sendx Medical, Inc.), Instrumentation Laboratories (with their acquisition of the GEM Premier) and Bayer (with their acquisition of Chiron Diagnostics). However, the Company believes that to be successful in the point-of-care market, a device must not only be able to perform a variety of commonly ordered blood chemistry tests, but also be very portable to facilitate ease of use at the patient's bedside.

         The Company's blood analysis systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Company's products, they are complex, expensive and require the use of skilled technicians. The Company believes that its blood analysis systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness. The Company believes that its multi-parameter continuous arterial blood gas monitoring systems are currently the only products of its kind commercially available.

         The Company's products are competitively priced with other point-of-care product offerings. While competitive cost data is not easily attainable, the high volume, centralized testing labs can provide testing at a lower cost per test, but do not provide the convenience and fast turnaround time for test results that point-of-care products offer. Their costs are also highly dependent on volume, given the large investment required for facilities, equipment and trained personnel.

         Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company's blood and tissue analysis systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.


EXECUTIVE OFFICERS

      Name                   Age          Position
      ----                   ---          --------
David T. Giddings            55          President,  Chief Executive Officer and
                                         Chairman

Roy S. Johnson               46          Executive Vice President and
                                         President and Managing Director of
                                         Diametrics Medical, Ltd.

Laurence L. Betterley        45          Senior Vice President and
                                         Chief Financial Officer

James R. Miller              45          Senior Vice President of Sales and
                                         Marketing and Commercial Development


         Mr. Giddings was appointed Chairman of the Board of Directors, President and Chief Executive Officer of the Company in April 1996. Mr. Giddings was formerly President and Chief Operating Officer of the United States operations of Boehringer Mannheim Corporation ("BMC"), a U.S. subsidiary of Corange Ltd., a private global healthcare corporation. He joined BMC in 1992 after a 26 year career with Eastman Kodak Company, where he held a number of senior management positions, including General Manager and Vice President of Marketing and Sales, clinical products division. He also served as Vice President and General Manager of Kodak's imaging information system group and of its printing and publishing division.

         Mr. Johnson joined the Company in November 1996 as an Executive Vice President, and the President and Managing Director of DML, a subsidiary of the Company established in conjunction with the acquisition in November 1996 of BSL. DML markets a line of indwelling monitoring systems for continuous blood and tissue assessment of critically ill patients. Beginning in 1977, Mr. Johnson served in a number of management positions for the predecessors of the BSL business, most recently as President and Chief Executive Officer while it was a subsidiary of Orange Medical Instruments, Inc. and later when it was an operating unit of Pfizer Inc. Mr. Johnson started his career in 1974 with Burroughs Welcome in pharmaceutical production management and was the head of manufacturing in Burroughs` Sidney, Australia subsidiary.

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

EMPLOYEES

         As of December 31, 1998, the Company had a total of 179 full-time employees, including 45 persons engaged in research and development activities. None of the Company's employees are covered by a collective bargaining agreement, and Diametrics believes it maintains good relations with its employees.

FORWARD-LOOKING STATEMENTS

         This Form 10-K Annual Report and the Company's financial statements and other documents incorporated by reference contain forward-looking statements that involve risk and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those contained above in this Item 1-Business, the "Management's Discussion and Analysis of Results of Operations and Financial Condition" in
Item 7 and Exhibit 99 to this Report.

ITEM 2.  PROPERTIES

         The Company's principal properties are as follows:

 Location of                        Use of                  Approximate           Lease
  Property                         Facility                Square Footage     Expiration Date
----------------             ---------------------         --------------     ---------------
Roseville, Minnesota         Manufacturing, research          46,500          September 1999
                             and development, sales,                          to September 2001
                             marketing and administration

Malvern, Pennsylvania        Research and development          2,000          March 1999(1)


High Wycombe,                Manufacturing, process           14,500          September 2005
   United Kingdom            engineering, purchasing
                             and distribution

High Wycombe,                Sales, marketing and              5,500          January 2015
  United Kingdom             administration

High Wycombe,                Research and development          6,000          April 1999(1)
  United Kingdom

(1) During the first quarter 1999, lease was extended through March 2002 and April 2004, respectively.

The Company believes that its facilities are sufficient for its projected needs through 2000.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not subject to any material pending or threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value, trades on The Nasdaq National Market under the symbol "DMED." The information contained under the heading "Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report to Shareholders"), is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Five-Year Financial Data" on page 13 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 19 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained under the heading "Market Risk" on page 18 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" on pages 20 through 34 and "Report of Independent Auditors" on page 35 in the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS OF THE REGISTRANT

         The information contained under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 12, 1999, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1998 (the "Proxy Statement"), is incorporated herein by reference.

         EXECUTIVE OFFICERS OF THE REGISTRANT

         See Part I, Item 1 of this Report for information on Executive Officers of the Company.

         The information contained under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated herein by reference.

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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The following consolidated financial statements of Diametrics Medical, Inc., which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof:

         Report of Independent Auditors

         Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1998

         Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998

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

         3. Exhibits

Exhibit
No.                        Description                                                   Method of Filing
---                        -----------                                                   ----------------
3.1      Articles of Incorporation of the Company (as amended)                                   (7)

3.2      Bylaws of the Company (as amended)                                                      (6)

4.1      Form of Certificate for Common Stock                                                    (1)

4.2      Form of Registration Rights Agreement between the
         Company and certain of its shareholders and
         warrant holders                                                                         (1)

4.3      Form of Registration Rights Agreement dated as of February 3, 1995
          between the Company and certain of its shareholders                                    (3)

4.4      Registration Rights Agreement, dated as of January 30, 1997, by and between the Company and purchasers of Series I Junior
         Participating Preferred Stock                                                           (5)

4.5      Registration Rights Agreement, dated as of June 10, 1997,
         by and between the Company and the Purchasers                                           (8)

4.6      Form of Certificate for  Series I Junior Participating Preferred Stock                  (5)

4.7      Form of Stock Purchase Warrant, dated as of January 30, 1997                            (5)

4.8      Form of Stock Purchase Warrant, dated as of June 10, 1997                               (8)

10.1     Real Property Lease Agreements dated July 31, 1996, between
         Commers-Klodt, a Minnesota General Partnership, and the Company                 Filed herewith

10.2     Master Equipment Lease Agreement dated as of June 15, 1993, between the
         Company and Phoenix Growth Capitol Corp., as amended by Amendment No. 1 dated June 8, 1994 (including form of warrant issued in connection
         therewith)                                                                              (1)

10.3*    1990 Stock Option Plan (as amended and restated), including
          form of option agreement                                                              (10)

10.4*    1993 Directors' Stock Option Plan, as amended and restated                             (10)

10.5*    1995 Equalizing Director Stock Option Plan                                              (4)

10.6     1995 Employee Stock Purchase Plan (as revised and restated)                             (6)

10.7     Agreement dated January 1, 1995 between the Company and
         Vencor, Inc.                                                                            (3)

10.8     Settlement Agreement and Mutual General Releases
         dated March 25, 1994 among PPG Industries, Inc., the
         Company, Walter L. Sembrowich, David W. Deetz and
         Kee Van Sin                                                                             (1)

10.9     Letter agreement dated as of February 1, 1995 among the Company,
         Allstate Venture Capital and Frazier
         and Company L.P.                                                                        (2)

10.10    Agreement dated June 29, 1990 between the
         Company and David W. Deetz, as supplemented by
         the letter agreement dated March 28, 1995                                               (2)

10.11    Agreement dated December 21, 1995 between the
         Company and Walter L. Sembrowich, Ph.D.                                                 (4)

10.12    Stock Purchase Agreement, dated as of January 30, 1997,
         between the Company and the Purchasers named therein                                    (5)

10.13    Stock Purchase Agreement dated as of June 10, 1997,
         between the Company and the Purchasers named therein                                    (8)

10.14    Loan and Security Agreement, dated March 31, 1998, between
         DVI Business Credit and the Company                                                     (9)

10.15    Common Stock Purchase Agreement, dated June 30, 1998, between
         the Company and the Purchasers named therein                                           (10)

10.16    Form of Stock Purchase Warrant, dated August 4, 1998                                   (10)

10.17    Note Purchase Agreement, dated August 4, 1998, between the
         Company and the Purchasers named therein                                               (10)

10.18    Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003                  (10)

10.19    Distribution Agreement, dated October 1, 1998, between the Company
         and Johnson & Johnson Professional, Inc.                                               (11)

10.20    Put Option and Stock Purchase Agreement, dated October 1, 1998,
         between the Company and Johnson & Johnson Development Corporation                      (11)

10.21    Severance Pay Agreement (in the event of Change of Control) dated
         July 31, 1998, between the  Company and David T. Giddings                              (11)

10.22    Form of Severance Pay Agreement (in the event of Change of Control)
         dated July 31, 1998, between the Company and its executive officers                    (11)

10.23    Form of Severance Pay Agreement (in the event of Termination Without
         Cause) dated July 31, 1998, between the Company and its executive
         officers                                                                               (11)

13       Portions of the Company's Annual Report to Shareholders for the year
         ended December 31, 1998 incorporated by reference in this Form 10-K             Filed herewith

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

23       Consent of KPMG Peat Marwick LLP                                                Filed herewith

24       Powers of Attorney (included in signature page of Report)                       Filed herewith

27       Financial Data Schedule (electronic filing only)                                Filed herewith

99       Cautionary Factors Under the Private Securities Litigation
         Reform Act                                                                      Filed herewith

-------------------
* Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

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

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-94442).

(4)      Incorporated by reference to the Company's 1995 Annual Report on Form
         10-K.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 1997.

(6)      Incorporated by reference to the Company's 1996 Annual Report on Form
         10-K.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed June 26, 1997.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1998.

(c)      See Item 14(a)(3) above.

(d)      See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on March 30, 1999.

                                              DIAMETRICS MEDICAL, INC.


                                              By  /s/ David T. Giddings
                                                  ------------------------
                                                  David T. Giddings
                                                  President,  Chief Executive
                                                  Officer and Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 1999.

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David T. Giddings and Laurence L. Betterley, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 1998 of Diametrics Medical, Inc. , and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

         Name                                          Title
         ----                                          -----
         /s/ David T. Giddings         President, Chief Executive Officer and
         --------------------------    Chairman (Principal Executive Officer)
         David T. Giddings


         /s/ Laurence L. Betterley     Senior Vice President and Chief Financial
         --------------------------    Officer  (Principal Financial Officer)
         Laurence L. Betterley


         /s/ Jill M. Nussbaum          Corporate Controller
         --------------------------    (Principal Accounting Officer)
         Jill M. Nussbaum

         /s/ Gerald L. Cohn
         --------------------------
         Gerald L. Cohn                Director

         /s/ Andre de Bruin
         --------------------------
         Andre de Bruin                Director

         /s/ Roy S. Johnson
         --------------------------
         Roy S. Johnson                Director

         /s/ Mark B. Knudson
         --------------------------
         Mark B. Knudson, Ph.D.        Director

         /s/ David V. Milligan
         --------------------------
         David V. Milligan, Ph.D.      Director

         /s/ Richard A. Norling
         --------------------------
         Richard A. Norling            Director

                                  EXHIBIT INDEX

Exhibit
 No.                        Description
 ---                        -----------
10.1 Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General Partnership, and the Company

13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 incorporated by reference in this Form 10-K

21       List of Subsidiaries

23       Consent of KPMG Peat Marwick LLP

24       Power of Attorney (included in signature page of Report)

27       Financial Data Schedule (electronic filing only)

99       Cautionary Statements Under the Private Securities Litigation
         Reform Act