Form 10-Q
period 1999-03-31
DIAMETRICS MEDICAL INC
filed 1999-05-17
CIK 895380

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

                  For the quarterly period ended March 31, 1999

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

                  2658 Patton Road, Roseville, Minnesota 55113
                                 (651) 639-8035

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 30, 1999, was 24,175,205.




================================================================================

                            Diametrics Medical, Inc.

                                                                          Page
                                                                          ----

Part I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
        Consolidated Statements of Operations:
           Three Months Ended March 31, 1999 and 1998.......................3

        Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998..............................................4
        Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1999 and 1998.......................5
        Notes to Consolidated Financial Statements..........................6
Item 2. Management's Discussion and Analysis of Results of Operations
        and Financial Condition.............................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........12


Part II -- OTHER INFORMATION

Item 1. Legal Proceedings..................................................13
Item 2. Changes in Securities..............................................13
Item 3. Defaults Upon Senior Securities....................................13
Item 4. Submission of Matters to a Vote of Security Holders................13
Item 5. Other Information..................................................13
Item 6. Exhibits and Reports on Form 8-K...................................14
Signatures.................................................................15

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                        1999          1998
                                                    ------------   ------------

Net sales                                           $ 4,243,187    $ 2,416,703

Cost of sales                                         3,516,906      2,402,690
                                                    ------------   ------------

    Gross profit                                        726,281         14,013
                                                    ------------   ------------

Operating expenses:
    Research and development                          1,535,643      1,566,335
    Sales and marketing                               2,030,114      1,723,797
    General and administrative                          896,766        845,830
                                                    ------------   ------------

    Total operating expenses                          4,462,523      4,135,962
                                                    ------------   ------------

Operating loss                                       (3,736,242)    (4,121,949)

Other expense, net                                     (171,500)      (181,244)
                                                    ------------   ------------

Net loss                                            $(3,907,742)   $(4,303,193)
                                                    ============   ============

Basic and diluted net loss per common share         $     (0.17)   $     (0.21)
                                                    ============   ============

Weighted average number of
common shares outstanding                            23,434,552     20,906,421
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,      December 31,
                                                                      1999             1998
                                                                  ------------      ------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $ 4,659,421      $ 3,432,614
      Marketable securities                                                  -        2,976,443
      Accounts receivable                                            6,275,828        5,420,092
      Inventories                                                    4,821,500        4,767,537
      Prepaid expenses and other current assets                        516,386          454,291
                                                                  -------------    -------------

         Total current assets                                       16,273,135       17,050,977
                                                                  -------------    -------------

    Property and equipment                                          18,845,370       20,077,383
      Less accumulated depreciation and amortization               (13,002,568)     (13,154,590)
                                                                  -------------    -------------

                                                                     5,842,802        6,922,793
                                                                  -------------    -------------

    Other assets                                                     1,253,852        1,372,544
                                                                  -------------    -------------

                                                                   $23,369,789      $25,346,314
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $ 1,779,426      $ 2,535,343
      Accrued expenses                                               1,967,322        1,855,004
      Short-term borrowings and current portion of
         long-term liabilities                                         360,374        1,245,332
                                                                  -------------    -------------

         Total current liabilities                                   4,107,122        5,635,679
                                                                  -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion               8,079,355        8,163,307
      Other liabilities, excluding current portion                     180,315          181,764
                                                                  -------------    -------------

         Total liabilities                                          12,366,792       13,980,750
                                                                  -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         24,174,030 and 23,391,597 shares issued and outstanding       241,740          233,916
      Additional paid-in capital                                   134,279,438      130,477,220
      Accumulated other comprehensive loss                            (490,032)        (225,165)
      Accumulated deficit                                         (123,028,149)    (119,120,407)
                                                                  -------------    -------------

         Total shareholders' equity                                 11,002,997       11,365,564
                                                                  -------------    -------------

                                                                   $23,369,789      $25,346,314
                                                                  =============    =============



    See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                               March 31,
                                                                         1999            1998
                                                                     ------------    ------------
Cash flows from operating activities:
    Net loss                                                         $(3,907,742)    $(4,303,193)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                      578,479         825,873
      Common stock and options issued in lieu of cash compensation         3,150           3,150
      Gain on disposal of property and equipment                               -          (1,556)
      Changes in operating assets and liabilities:
        Receivables, net                                                (855,736)         (3,802)
        Inventories                                                      (53,963)       (541,154)
        Prepaid expenses and other current assets                        (62,095)         78,152
        Accounts payable and accrued expenses                           (643,599)     (1,053,867)
                                                                     ------------    ------------
           Net cash used in operating activities                      (4,941,506)     (4,996,397)
                                                                     ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                 (151,648)       (412,805)
    Sale of evaluation and demonstration instruments                     640,302               -
    Proceeds from maturities of marketable securities                  2,976,443       8,401,642
    Other assets                                                               -           5,735
                                                                     ------------    ------------
           Net cash provided by investing activities                   3,465,097       7,994,572
                                                                     ------------    ------------

Cash flows from financing activities:
    Principal payments on borrowings                                    (904,369)        (53,702)
    Net proceeds from the issuance of common stock                     3,806,893         554,899
    Principal payments on capital lease obligations                      (64,541)       (281,659)
                                                                     ------------    ------------
           Net cash provided by financing activities                   2,837,983         219,538
                                                                     ------------    ------------

Effect of subsidiary's year-end change on cash and cash equivalents            -        (664,819)
Effect of exchange rate changes on cash and cash equivalents            (134,767)        (30,884)
                                                                     ------------    ------------

           Net increase in cash and cash equivalents                   1,226,807       2,522,010

Cash and cash equivalents at beginning of period                       3,432,614       3,358,684
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $ 4,659,421     $ 5,880,694
                                                                     ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $   165,413     $   794,277
                                                                     ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(2)  COMPREHENSIVE LOSS

     The following table sets forth the computation of comprehensive loss:

                                                        Three Months Ended
                                                             March 31,
                                                        1999            1998
                                                   -------------   -------------
Net loss                                           $ (3,907,742)   $ (4,303,193)

Change in cumulative translation adjustment            (264,867)        (29,577)
                                                   -------------   -------------

Comprehensive loss                                 $ (4,172,609)   $ (4,332,770)
                                                   =============   =============



(3)  Inventories

Inventories are summarized as follows:



                                  March 31,    December 31,
                                   1999           1998
                                ------------   ------------
Raw materials                   $   916,635    $   974,886
Work-in-process                   1,038,116        741,719
Finished goods                    2,866,749      3,050,932
                                ------------   ------------
                                $ 4,821,500    $ 4,767,537
                                ============   ============



 (4)  SHAREHOLDERS' EQUITY

     As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option, resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. Proceeds to the Company of approximately $4 million will be used for product development, sales and marketing and other general corporate purposes. The Company may exercise the remaining available balance of the Put Option, totaling approximately $1,000,000, through September 30, 1999.

(5)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line and notes payable. As of March 31, 1999, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $1,102,275.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The Company's discussion and analysis of results of operations and financial condition, including statements regarding the Company's expectations about new and existing products, future financial performance, Year 2000 compliance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1998. When used in the Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements.

     Summary

     Diametrics Medical, Inc. (the "Company"), which began operations in 1990, is engaged in the development, manufacturing and marketing of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point-of-patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of March 31, 1999, the primary funding for the operations of the Company has been approximately $134 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     Results of Operations

     Sales. Sales of the Company's products were $4,243,187 for the three months ended March 31, 1999, compared to $2,416,703 for the same period last year, an increase of 76%. The increase in sales over the prior year's first quarter reflects an increase in instrument sales of 142%, and an increase in disposable cartridge and sensor sales of 23%. The significant increase in instrument sales between quarters was impacted primarily by increased sales to an expanded number of distributors of these products.

     Sales to international customers accounted for 57% of total sales for the three months ended March 31, 1999, compared to international sales of 56% for the same period in 1998.

     Intermittent testing products represented 34% of total sales for the three months ended March 31, 1999, compared to 59% for the same period in 1998. Continuous monitoring products comprised the remaining sales in each period.

     Intermittent blood testing products revenue was comprised of 38% instrument related revenue and 62% disposable cartridge related revenue for the three months ended March 31, 1999. Continuous monitoring products revenue was comprised of 74% instrument related revenue and 26% disposable sensor revenue for the three months ended March 31, 1999. The high concentration in the first quarter 1999 of instrument related revenue for continuous monitoring products was impacted primarily by increased sales to an expanded number of distributors of these products.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 1999, the Company has sold approximately 3,200 instruments. Unit sales of instruments for the three months ended March 31, 1999, increased approximately 77% over unit sales for the same period in 1998, while disposable sensor and cartridge unit sales increased 34%. As the Company grows, it is expected that the Company's growing customer base will increase its rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company has targeted 1999 full year revenue growth at a rate in excess of the growth rate experienced during 1998, as a result of further planned expansion of the blood and tissue analysis product lines and continued market penetration of existing products.

     Cost of Sales. Cost of sales totaled $3,516,906, or 83% of revenue for the three months ended March 31, 1999, compared to $2,402,690 or 99% of revenue for the same period last year. The significant quarter-to-quarter improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge sales volumes, improved cartridge yields, and the impact of cost controls and manufacturing process changes. Also favorably affecting gross profit in the first quarter 1999 was a higher mix of continuous monitoring instrument sales. These improvements resulted in the achievement in the first quarter of 1999 of the sixth consecutive positive quarterly gross margin. The Company is targeting continued improvements in gross margin during 1999 as a result of new product introductions and further reductions in unit product costs, stemming from increased sales volumes; further expected improvements in manufacturing yields; and in-house (vs. third party vendor) assembly of IRMA analyzers and components of the monitors.

     Operating Expenses. Research and development expenditures totaled $1,535,643 and $1,566,335 for the three months ended March 31, 1999 and 1998, respectively. Research and development expenditures remained relatively flat primarily due to consistent headcount levels between periods.

     Sales and marketing expenses totaled $2,030,114 and $1,723,797 for the three months ended March 31, 1999 and 1998, respectively. The 18% increase in expenses between quarters was primarily impacted by higher commissions and travel costs associated with an increase in direct sales and increased sales support costs for placement of the Company's products with new customers.

     General and administrative expenses totaled $896,766 and $845,830 for the three months ended March 31, 1999 and 1998, respectively. The 6% period-to-period increase primarily reflects costs associated with increased travel and an increase in headcount between periods.

     Operating expense run rates for the remaining three quarters of 1999 are targeted to approximate or moderately exceed first quarter levels.

     Other Expense. Net other expense totaled $171,500 and $181,244 for the three months ended March 31, 1999 and 1998, respectively. The Company realized interest income of $42,314 for the three months ended March 31, 1999, compared to $110,870 for the same period in 1998. The period-to-period decrease reflects the impact of lower average cash balances, primarily due to the timing of the Company's financing activities.

     Interest expense totaled $165,414 and $225,701 for the three months ended March 31, 1999 and 1998, respectively. The period-to-period decrease reflects the impact of lower average debt balances and a reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

     Net Loss. The net loss for the three months ended March 31, 1999 and 1998 was $3,907,742 and $4,303,193, respectively. The 9% reduction in net loss between periods reflects the revenue growth previously discussed, coupled with cost controls, increased production volumes and manufacturing process improvements. The Company is targeting continued improvement in net loss in 1999.

     Liquidity and Capital Resources

     At March 31, 1999, the Company had working capital of $12,166,013, an increase of $750,715 from the working capital reported at December 31, 1998. The increase is impacted primarily by an increase in accounts receivable, resulting from increased sales in the first quarter of 1999 and the timing of those sales. Proceeds of approximately $4 million from the Company's exercise in the first quarter of a Put Option under a Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") partially offset the net use of cash in operations of approximately $4.9 million during the quarter.

     Net cash used in operating activities totaled $4,941,506 for the three months ended March 31, 1999, compared to $4,996,397 for the same period in 1998. This was the result of net losses of $3,907,742 and $4,303,193 for these same periods in 1999 and 1998, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories and accounts payable and accrued expenses.

     Net accounts receivable increased $855,736 for the three months ended March 31, 1999, compared to $3,802 for the same period in 1998. The larger increase in the current period was primarily due to increased sales in the first three months of 1999 compared to the same period in the prior year and the timing of sales and related customer payments.

     Inventories increased $53,963 and $541,154 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1998 was primarily due to an increase in IRMA instrument and cartridge inventory after a depletion of the inventory for these products at year-end 1997 to accommodate fourth quarter 1997 sales activity. The increase in 1999 was primarily impacted by increased production of newly released continuous monitoring instrument inventory to fulfill expected demand in the second quarter of 1999.

     Accounts payable and accrued expenses decreased $643,599 and $1,053,867 for the three months ended March 31, 1999 and 1998, respectively. The decrease in 1999 was primarily due to the timing of payments to vendors. The decrease in 1998 was primarily due to a reduction in accrued interest payable, due to the timing of interest payments, combined with timing of payments to vendors and employees.

     Net cash provided by investing activities totaled $3,465,097 for the three months ended March 31, 1999, compared to $7,994,572 for the same period in 1998. This change was affected primarily by the amounts and timing of private equity placements, which affected the amount of proceeds from maturities of marketable securities. Purchases of property and equipment, totaling $151,648 in 1999 and $412,805 in 1998, also affected net cash used in investing activities in each period. In 1999, the Company expects capital expenditures and new lease commitments to approximate $2.4 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $2,837,983 for the three months ended March 31, 1999, compared to $219,538 for the same period in 1998. In 1999, net cash provided by financing activities consisted primarily of proceeds of approximately $4 million from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with JJDC described below, partially offset by principal payments on borrowings and capital lease obligations. Net cash provided by financing activities in 1998 was primarily due to proceeds from employee stock plans and warrant exercises, partially offset by principal payments on borrowings and capital lease obligations.

     At March 31, 1999, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $107,000,000 and $939,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards are limited due to a "change in ownership". The Company estimates that the use of the U.S. net operating losses incurred prior to August 4, 1995 are subject to annual limitations of approximately $9.8 million per year. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $46,000,000 which can be carried forward indefinitely.

     As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with JJDC who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. The Company believes proceeds from the remaining $1 million available under the Put Option & Stock Purchase Agreement along with currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises, asset based credit and corporate alliances, will meet the Company's working capital needs through 1999. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the sales and marketing organization, manufacturing capabilities and research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

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

     The Company's information technology ("IT") systems consist of computer hardware systems and software supplied by third parties. IT systems in the Company's U.S. operations are Year 2000 compliant. The Company has identified and is implementing necessary software and hardware upgrades to achieve compliance for IT systems in its U.K. operations, with completion scheduled for August 1999, allowing adequate time for testing and training.

     The Company's assessment of internal systems includes a review of non IT systems (systems that contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). This assessment includes a review of the Company's internal manufacturing equipment and facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based upon this review, the

     Company believes that its manufacturing processes and equipment and internal process control equipment are Year 2000 compliant company wide.

     The Company has assessed Year 2000 compliance of its products offered for sale to customers, and believes that all are currently compliant. Contacts are being made with the Company's customers regarding test procedures they can apply to verify compliance of the Company's products.

     The Company has identified third parties with which it has material relationships, including suppliers of components for its products and providers of critical utility services. The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature, and are therefore single sourced. The Company has contacted all major U.S. third party suppliers and has received representations that if not currently compliant, each has plans in place to ensure that products purchased by the Company from such suppliers will function properly in the Year 2000 and that such suppliers' internal systems will be Year 2000 compliant no later than June 1999. The Company is in the process of contacting all major international suppliers to assess their status of compliance, and expects to complete that process by June 30, 1999. The Company is also currently evaluating alternative supplier sources, where appropriate, in cases where it is single sourced. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from component suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     The total estimated incremental cost required to address the Company's Year 2000 compliance is approximately $150,000, including the cost of software and hardware upgrades. The majority of this cost will be incurred in 1999. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in its products, in its internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. As previously noted, the Company is working on minimizing the component supply risk by evaluating alternative suppliers, where appropriate, in cases where it is single-sourced, with completion of this evaluation expected by June 1999. The Company has not yet developed a contingency plan to provide for continuity of normal business operations in the event the other described problem scenarios arise, but it will assess the need to develop such a plan based upon the outcome of compliance areas currently under review, and the results of remaining survey feedback from its major suppliers. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

     EURO CONVERSION

     Effective January 1, 1999, 11 of the 15 member countries of the European Union (EU) adopted the euro as their common legal currency. On that date, the participating countries established fixed euro conversion rates between their existing local currencies and the euro. During the three-and-a-half year transition period following its introduction, participating countries will be allowed to transact business both in the euro and in their local currencies. On July 1, 2002, the euro will be the sole official currency in participating EU countries.

     The Company sells and distributes its products globally, with significant sales in Europe. Additionally, as noted below, the Company's subsidiary, Diametrics Medical, Ltd. ("DML"), conducts its operations from the U.K. All sales from the Company's U.S. operations are denominated in U.S. dollars and the majority of sales from the Company's U.K. operations are denominated in British pounds sterling. The U.K. is one of the four countries of the EU that did not adopt the euro as its legal currency effective January 1, 1999; however, the U.K. may convert to the euro at a later date. The conversion to the euro by the participating countries of the EU is not expected to result in large-scale changes to the denominations or pricing of the Company's sales contracts, unless the U.K. were to adopt the euro as its official currency, in which case all sales from the Company's U.K. operations would be denominated in euros.

     The Company has assessed the potential impact of the euro conversion on business processes, information technology systems and fixed assets in its U.K. operations, and is making required changes in tandem with required Year 2000 related upgrades.

     The Company is in the process of addressing these and other issues raised by the conversion to the euro. The Company does not presently expect that the conversion to the euro will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the euro conversion over time, based upon currently available information, management does not believe that the conversion to the euro currency will have a material impact on the Company's financial condition or overall trends in results of operations. There have been no material changes in the anticipated impact of euro conversion issues faced by the Company from those previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

     Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial results of the Company's U.K. subsidiary, DML, are translated into U.S. dollars in consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from certain intercompany payable or receivable balances which are expected to be settled in the foreseeable future under the terms of the Company's intercompany agreement. Additionally, the Company has a small exposure to currency risk arising from German deutschemark denominated sales from DML to German customers. DML sells continuous monitoring products to customers and distributors located outside of North America. The Company also sells intermittent testing products from its U.S. operations to distributors located throughout the world. All sales from the Company's U.S. operations are denominated in U.S. dollars, and, with the exception of sales to customers in Germany, all sales made from DML are denominated in British pounds sterling. As sales to German customers have historically comprised only 5% of consolidated sales, the Company's method of minimizing exposure to currency risk due to fluctuations between the exchange rates for the British pound sterling and the German deutschemark has been to offset deutschemark denominated payment obligations with deutschemark denominated receipts to the full extent possible. Remaining exposure due to German deutschemark denominated sales is not expected to be material.

     The effect of foreign exchange rate fluctuations on the Company's financial results for the years ended December 31, 1998, 1997 and 1996 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because foreign exchange exposure to these rate fluctuations increases as sales and intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact on intercompany balances of changes in the exchange rate of the British pound sterling to the U.S. dollar.

     The Company's exposure to interest rate risk is limited to short-term borrowings under its $1,000,000 receivable backed credit line. Any advances under the line of credit bear interest on the unpaid principal amount at a fluctuating rate tied to the Prime Rate. The Company does not use derivative financial instruments to manage interest rate risk. As borrowings at any one time are limited to $1,000,000 and are generally repaid within a few months, the Company's exposure is not believed to be material. All other existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates. There have been no material changes in market risk faced by the Company from what had been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with JJDC who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option, resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. Proceeds to the Company of approximately $4 million were used for product development, sales and marketing and other general corporate purposes.

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



     DIAMETRICS MEDICAL, INC.




     By: /s/ Laurence L. Betterley
         --------------------------------
             Laurence L. Betterley
             Senior Vice President
             and Chief Financial Officer
             (and Duly Authorized Officer)






     Dated: May 14, 1999

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



        Exhibit
        No.                Description
        ---                -----------
        27             Financial Data Schedule