Form 10-Q
period 1999-06-30
DIAMETRICS MEDICAL INC
filed 1999-08-13
CIK 895380

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

                  For the quarterly period ended June 30, 1999

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 1999, was 25,550,849.


================================================================================

                            Diametrics Medical, Inc.

                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements (unaudited)
            Consolidated Statements of Operations:
               Three Months Ended June 30, 1999 and 1998.......................3
               Six Months Ended June 30, 1999 and 1998.........................3

            Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998.............................................4

            Consolidated Statements of Cash Flows:
               Six Months Ended June 30, 1999 and 1998.........................5

            Notes to Consolidated Financial Statements.........................6

   Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition............................................8

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14


Part II -- OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................14

   Item 2.  Changes in Securities.............................................14

   Item 3.  Defaults Upon Senior Securities...................................14

   Item 4.  Submission of Matters to a Vote of Security Holders...............14

   Item 5.  Other Information.................................................14

   Item 6.  Exhibits and Reports on Form 8-K..................................15

   Signatures.................................................................16

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                  1999            1998            1999            1998
                                              ------------    ------------    ------------    ------------
Net sales                                     $  4,639,746    $  3,052,048    $  8,882,933    $  5,468,751

Cost of sales                                    3,916,373       2,810,068       7,433,279       5,212,758
                                              ------------    ------------    ------------    ------------

    Gross profit                                   723,373         241,980       1,449,654         255,993
                                              ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                     1,345,441       1,613,207       2,881,084       3,179,542
    Sales and marketing                          1,116,317       1,912,765       3,146,431       3,636,562
    General and administrative                     980,334         805,879       1,877,100       1,651,709
                                              ------------    ------------    ------------    ------------

    Total operating expenses                     3,442,092       4,331,851       7,904,615       8,467,813
                                              ------------    ------------    ------------    ------------

Operating loss                                  (2,718,719)     (4,089,871)     (6,454,961)     (8,211,820)

Other expense, net                                 (63,454)       (236,569)       (234,954)       (417,813)
                                              ------------    ------------    ------------    ------------

Net loss                                      $ (2,782,173)   $ (4,326,440)   $ (6,689,915)   $ (8,629,633)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.11)   $      (0.20)   $      (0.28)   $      (0.41)
                                              ============    ============    ============    ============

Weighted average number of
common shares outstanding                       24,205,935      21,118,721      23,822,374      21,013,158
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     June 30,       December 31,
                                                                       1999             1998
                                                                  -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                   $   6,982,291    $   3,432,614
      Marketable securities                                           9,950,774        2,976,443
      Accounts receivable                                             6,410,930        5,420,092
      Inventories                                                     4,490,931        4,767,537
      Prepaid expenses and other current assets                         476,810          454,291
                                                                  -------------    -------------

        Total current assets                                         28,311,736       17,050,977
                                                                  -------------    -------------

    Property and equipment                                           18,761,730       20,077,383
      Less accumulated depreciation and amortization                (13,024,598)     (13,154,590)
                                                                  -------------    -------------

                                                                      5,737,132        6,922,793
                                                                  -------------    -------------

    Other assets                                                      1,134,560        1,372,544
                                                                  -------------    -------------

                                                                  $  35,183,428    $  25,346,314
                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                            $   2,731,505    $   2,535,343
      Accrued expenses                                                2,207,483        1,855,004
      Other current liabilities                                       4,532,454        1,245,332
                                                                  -------------    -------------

        Total current liabilities                                     9,471,442        5,635,679
                                                                  -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                7,993,160        8,163,307
      Other liabilities, excluding current portion                    1,012,934          181,764
                                                                  -------------    -------------

        Total liabilities                                            18,477,536       13,980,750
                                                                  -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
        25,545,362 and 23,391,597 shares issued and outstanding         255,453          233,916
      Additional paid-in capital                                    142,923,447      130,477,220
      Accumulated other comprehensive loss                             (662,686)        (225,165)
      Accumulated deficit                                          (125,810,322)    (119,120,407)
                                                                  -------------    -------------

        Total shareholders' equity                                   16,705,892       11,365,564
                                                                  -------------    -------------

                                                                  $  35,183,428    $  25,346,314
                                                                  =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                June 30,
                                                                          1999             1998
                                                                      ------------    ------------
Cash flows from operating activities:
    Net loss                                                          $ (6,689,915)   $ (8,629,633)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                      1,083,798       1,674,868
      Common stock and options issued in lieu of cash compensation           4,200           3,150
      Gain on disposal of property and equipment                              --            (1,556)
      Changes in operating assets and liabilities:
        Receivables, net                                                  (990,838)       (644,984)
        Inventories                                                        276,606        (615,620)
        Prepaid expenses and other current assets                          (22,519)       (127,439)
        Accounts payable and accrued expenses                              548,641        (857,644)
        Deferred credits/revenue                                         5,027,031            --
                                                                      ------------    ------------
           Net cash used in operating activities                          (762,996)     (9,198,858)
                                                                      ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                   (874,762)     (1,241,921)
    Sale of  evaluation and demonstration instruments                    1,031,430            --
    Purchases of marketable securities                                  (9,950,774)           --
    Proceeds from maturities of marketable securities                    2,976,443       8,401,642
    Other                                                                      600           5,735
                                                                      ------------    ------------
           Net cash provided by (used in) investing activities          (6,817,063)      7,165,456
                                                                      ------------    ------------

Cash flows from financing activities:
    Principal payments on borrowings                                      (981,934)       (179,696)
    Proceeds from short-term borrowings                                       --           990,000
    Net proceeds from the issuance of common stock                      12,463,564       1,556,459
    Principal payments on capital lease obligations                        (94,789)       (446,609)
                                                                      ------------    ------------
           Net cash provided by financing activities                    11,386,841       1,920,154
                                                                      ------------    ------------


Effect of subsidiary's year-end change on cash and cash equivalents           --          (664,819)
Effect of exchange rate changes on cash and cash equivalents              (257,105)         29,657
                                                                      ------------    ------------

           Net increase (decrease) in cash and cash equivalents          3,549,677        (748,410)

Cash and cash equivalents at beginning of period                         3,432,614       3,358,684
                                                                      ------------    ------------

Cash and cash equivalents at end of period                            $  6,982,291    $  2,610,274
                                                                      ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                          $    321,727    $  1,174,581
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

(1) UNAUDITED FINANCIAL STATEMENTS

    The interim consolidated financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the interim periods presented, consisting of normal recurring accruals and entries supporting transactions executed under the Company's Distribution Agreement with Hewlitt-Packard Company ("HP"), discussed in this Form 10-Q (see note 4). Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

    These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) COMPREHENSIVE LOSS

    The following table sets forth the computation of comprehensive loss:

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                      1999           1998           1999           1998
                                                  -----------    -----------    -----------    -----------
    Net loss                                      $(2,782,173)   $(4,326,440)   $(6,689,915)   $(8,629,633)

    Change in cumulative translation adjustment      (172,654)        35,853       (437,521)         6,276
                                                  -----------    -----------    -----------    -----------

    Comprehensive loss                            $(2,954,827)   $(4,290,587)   $(7,127,436)   $(8,623,357)
                                                  ===========    ===========    ===========    ===========

(3) INVENTORIES

    Inventories are summarized as follows:

                                              June 30,        December 31,
                                                1999             1998
                                             ----------       ----------
    Raw materials                            $1,353,812       $  974,886
    Work-in-process                             475,769          741,719
    Finished goods                            2,661,350        3,050,932
                                             ----------       ----------
                                             $4,490,931       $4,767,537
                                             ==========       ==========

(4) OTHER CURRENT LIABILITIES

    Other current liabilities are summarized as follows:

                                                     June 30,    December 31,
                                                       1999         1998
                                                    ----------   ----------
    Deferred credits                                $2,515,151   $     --
    Deferred revenue                                 1,678,547         --
    Current portion of long-term debt and
      capital leases                                   338,756      416,509
    Short-term borrowings                                 --        828,823
                                                    ----------   ----------
                                                    $4,532,454   $1,245,332
                                                    ==========   ==========


    The Company's Distribution Agreement with HP, discussed below, provides for prepaid funding of sales and marketing costs during a sales transition period, research and development funding, as well as prepaid royalty payments over the term of the agreement resulting in deferred credits and deferred revenue that will be recognized over the periods benefited.

(5) OTHER LIABILITIES, EXCLUDING CURRENT PORTION

    Other liabilities, excluding current portion are summarized as follows:

                                                June 30,      December 31,
                                                  1999            1998
                                               ----------      ----------
    Deferred revenue                           $  833,333      $     --
    Other                                         179,601         181,764
                                               ----------      ----------
                                               $1,012,934      $  181,764
                                               ==========      ==========


(6) SHAREHOLDERS' EQUITY

    As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option, resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. Proceeds to the Company of approximately $4 million will be used for product development, sales and marketing and other general corporate purposes. The Company has the option to exercise the remaining available balance of the Put Option, totaling approximately $1 million, through September 30, 1999.

    As part of an exclusive Distribution Agreement initiated on June 6, 1999 between the Company and HP, on June 28, 1999 the Company completed the sale in a private placement of 1,357,143 shares of Common Stock at a price of $7.00 per share, resulting in proceeds of approximately $9.5 million. HP also received a warrant to purchase 452,381 shares of Common Stock at $8.40 per share. The warrant expires on August 4, 2003.

(7) RELATED PARTY TRANSACTIONS

    One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line and notes payable. As of June 30, 1999, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $1,024,710.

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

    Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of June 30, 1999, the primary funding for the operations of the Company has been approximately $144 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

    In October 1998, the Company entered into an exclusive Distribution Agreement with CODMAN, a Johnson and Johnson Company, for worldwide market development and distribution of the Company's Neurotrend(TM) system. Neurotrend allows clinicians to monitor oxygen, carbon dioxide, acidity and temperature in the brain of a patient who is undergoing surgery or has experienced severe head injury. Sales of the Neurotrend system to CODMAN began in fourth quarter 1998.

    On June 7, 1999, the Company and HP announced that HP had signed an exclusive worldwide Distribution Agreement to market, sell and distribute the Company's Paratrend(R) and Neotrend(TM) continuous blood-gas monitoring systems and the IRMA(R) SL point-of-care blood analysis system. Under the terms of the Distribution Agreement, the Company will transfer full responsibility for marketing, sales and distribution for these products to HP. The initial term of the Distribution Agreement is three and a half years, with the option for extensions. Concurrently with the execution of the Distribution Agreement, HP agreed to acquire $9.5 million of the Company's Common Stock at $7.00 per share, with a warrant to purchase 452,381 shares of Common Stock at $8.40 per share. The sale of shares of Common Stock to HP for $9.5 million was completed on June 28, 1999. In addition to HP's equity investment, the Distribution Agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the term of the agreement, as well as funding of sales and marketing costs during a sales transition period.

    RESULTS OF OPERATIONS
    ---------------------

    Sales. Sales of the Company's products were $4,639,746 and $8,882,933 for the three and six months ended June 30, 1999, compared to $3,052,048 and $5,468,751 for the same periods in the prior year, increases of 52% and 62%, respectively. The increase in sales for the three and six months ended June 30, 1999 over the prior year reflects a 96% and 114% increase in instrument sales, and a 2% and 12% increase in disposable cartridge and sensor sales, respectively. The significant increase in instrument sales between periods was impacted primarily by sales to the Company's new distribution partners, CODMAN and HP.

    Intermittent testing products represented 41% and 38% of total sales for the three and six months ended June 30, 1999, compared to 60% for both comparable periods in 1998. Continuous monitoring products comprised the remaining sales in each period.

    Intermittent blood testing products revenue was comprised of 58% and 49% instrument related revenue and 42% and 51% disposable cartridge related revenue for the three and six months ended June 30, 1999, respectively. Continuous monitoring products revenue was comprised of 76% and 75% instrument related revenue and 24% and 25% disposable sensor revenue for the three and six months ended June 30, 1999, respectively. The high concentration of instrument related revenue was impacted primarily by sales to CODMAN and HP, the Company's new distribution partners.

    The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 1999, the Company has sold approximately 3,800 instruments. Unit sales of instruments for the three and six months ended June 30, 1999, increased approximately 145% and 115%, respectively, over unit sales for the same periods in 1998, while disposable sensor and cartridge unit sales increased 27% and 30%, respectively, over the same periods in 1998. As the Company grows, it is expected that the Company's growing customer base will increase its rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

    The Company expects that the new HP Distribution Agreement will require the termination of the distribution rights of certain existing distributors of its products. As such, the Company expects that it will experience some sales returns for unsold inventory held by displaced distributors. The Company recorded a reserve against revenue during the first six months of 1999 totaling approximately $600,000 for estimated distributor sales returns.

    The Company anticipates revenue in each of the remaining quarters of 1999 to be similar to or grow modestly relative to the second quarter of 1999, due to the impact of replacing the Company's direct sales with HP distribution resulting in lower average sales prices, partially offset by an expected increase in unit volumes, and the impact of transitioning certain existing distributors over to HP.

    Cost of Sales. Cost of sales totaled $3,916,373 and $7,433,279, or 84% of revenue for both the three and six months ended June 30, 1999, compared to $2,810,068 and $5,212,758 or 92% and 95% of revenue for the same periods in the prior year. The significant period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge sales volumes, improved cartridge yields, and the impact of cost controls and manufacturing process changes. Also favorably affecting gross profit in 1999 was a higher mix of instrument sales. The Company expects gross margin in the second half of 1999 to approximate that of the first half as a result of expected continued improvements in manufacturing yields and higher unit volumes being offset by lower average sales prices stemming from the HP Distribution Agreement.

    Operating Expenses. Research and development expenditures totaled $1,345,441 and $2,881,084 for the three and six months ended June 30, 1999, compared to $1,613,207 and $3,179,542 for the same periods in 1998. The decline in 1999 expenses is primarily due to the recognition of $166,667 in the second quarter of research and development funding received from HP as part of the Distribution Agreement, and also due to reduced costs for new product development.

    Sales and marketing expenses totaled $1,116,317 and $3,146,431 for the three and six months ended June 30, 1999, compared to $1,912,765 and $3,636,562 for the same periods in 1998.

    The period-to-period decreases are primarily due to the recognition of $818,182 in the second quarter of sales and marketing funding received from HP, partially offset in the year-to-date period by higher travel costs associated with an increase in direct sales and increased sales support costs for placement of the Company's products with new customers.

    General and administrative expenses totaled $980,334 and $1,877,100 for the three and six months ended June 30, 1999, compared to $805,879 and $1,651,709 for the same periods in 1998. The period-to-period increases are primarily due to additional travel and support services incurred in completing the HP transaction and increased headcount between periods.

    Operating expense run rates for the remaining half of 1999 are expected to decrease relative to the first half of 1999, due primarily to funding from HP for sales and marketing and research and development costs and a reduction in selling expenses of the Company due to the HP Distribution Agreement.

    Other Expense. Net other expense totaled $63,454 and $234,954 for the three and six months ended June 30, 1999, compared to $236,569 and $417,813 for the same periods in 1998. The Company realized interest income of $51,338 and $93,652 for the three and six months ended June 30, 1999, compared to $70,943 and $181,813 for the same periods in 1998. The period-to-period decrease reflects the impact of lower average cash balances, primarily due to the timing of the Company's financing activities, and lower interest rates.

    Interest expense totaled $156,313 and $321,727 for the three and six months ended June 30, 1999, compared to $212,130 and $437,831 for the same periods in 1998. The period-to-period decrease reflects the impact of lower average debt balances and a reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

    Net Loss. The net loss for the three and six months ended June 30, 1999 was $2,782,173 and $6,689,915, compared to $4,326,440 and $8,629,633 for the same periods in 1998. Compared to the three and six months ended June 30, 1998, the net loss decreased by 36% and 22%, respectively for the same periods in 1999. These decreases reflect the revenue growth previously discussed; improved margins, influenced by higher unit volumes, changes in product mix and improved manufacturing yields; and reduced operating expenses due primarily to research and development and sales and marketing funding received from HP. The Company targets net losses for the second half of 1999 to decline at a rate exceeding the decline in the first half of 1999.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    At June 30, 1999, the Company had working capital of $18,840,294, an increase of $7,424,996 from the working capital reported at December 31, 1998. The increase is impacted primarily by financing proceeds of approximately $13.5 million consisting of $4 million from the Company's exercise in the first quarter of a Put Option under a Put Option and Stock Purchase Agreement with JJDC, and a $9.5 million equity investment by HP in June. Additionally, the Company received $6 million of prepayments from HP in June representing funding for royalties and research and development and sales and marketing expenses. These increases were partially offset by net cash used in operating activities.

    Net cash used in operating activities totaled $762,996 for the six months ended June 30, 1999, compared to $9,198,858 for the same period in 1998. This was the result of net losses of $6,689,915 and $8,629,633 for these same periods in 1999 and 1998, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories and accounts payable, accrued expenses and deferred credits and revenue.

    Net accounts receivable increased $990,838 for the six months ended June 30, 1999, compared to $644,984 for the same period in 1998. The larger increase in the current period was primarily due to increased sales in the first six months of 1999 compared to the same period in the prior year and the timing of sales and related customer payments.

    Inventories decreased $276,606 for the six months ended June 30, 1999, compared to an increase of $615,620 for the same period in 1998. The increase in 1998 was primarily due to an increase in cartridge raw material and work-in-process inventory levels as the Company transitioned from its adhesive cartridge to its new snapfit cartridge platform, as well as increased inventories of analyzer components in anticipation of beginning internal assembly of analyzers in the third quarter of 1998. The decrease in 1999 primarily reflects significant sales of instruments.

    Accounts payable and accrued expenses increased $548,641 for the six months ended June 30, 1999, compared to a decrease of $857,644 for the same period in 1998. The increase in 1999 was primarily due to accrued financing and other costs associated with the HP Distribution Agreement and Common Stock Purchase Agreement. The decrease in 1998 was primarily due to a reduction in accrued interest payable, due to the timing of interest payments, combined with timing of payments to vendors and employees.

    Deferred credits and revenue increased $5,027,031 for the six months ended June 30, 1999. This increase primarily reflects the receipt of $6 million of prepaid funding from HP under the terms of the Distribution Agreement. This prepayment represents partial funding of current and future sales and marketing and research and development expenses, as well as royalty payments. During the second quarter 1999, approximately $1 million of these receipts were recorded as reductions to second quarter expenses.

    Net cash used in investing activities totaled $6,817,063 for the six months ended June 30, 1999, compared to net cash provided by investing activities of $7,165,456 for the same period in 1998. This change was affected primarily by the amounts and timing of private equity placements, which affected the amount of proceeds from maturities of marketable securities and purchases of marketable securities. Purchases of property and equipment, totaling $874,762 in 1999 and $1,241,921 in 1998, also affected net cash used in investing activities in each period. In 1999, the Company expects capital expenditures and new lease commitments to approximate $2.4 million, primarily reflecting investments to support new product development and production.

    Net cash provided by financing activities totaled $11,386,841 for the six months ended June 30, 1999, compared to $1,920,154 for the same period in 1998. In 1999, net cash provided by financing activities consisted primarily of proceeds of approximately $4 million from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with JJDC described below, and the previously described $9.5 million private equity placement with HP, partially offset by principal payments on borrowings and capital lease obligations. Net cash provided by financing activities in 1998 was primarily due to proceeds from employee stock plans, warrant exercises and a draw-down on a line of credit, partially offset by principal payments on borrowings and capital lease obligations.

    At June 30, 1999, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $110,000,000 and $939,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards are limited due to a "change in ownership". The Company estimates that the use of the U.S. net operating losses incurred prior to August 4, 1995 are subject to annual limitations of approximately $9.8 million per year. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

    The Company's foreign subsidiary also has net operating loss carryforwards of approximately $46,000,000 which can be carried forward indefinitely.

    As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with JJDC who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ending September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. As part of an exclusive Distribution Agreement and Common Stock Purchase Agreement with HP completed in June 1999, the Company issued 1,357,143 shares of Common Stock to HP at a price of $7.00 per share, for aggregate proceeds of $9.5 million. HP also received a warrant to purchase 452,381 shares of Common Stock at $8.40 per share, providing additional funding potential of $3.8 million. In addition, HP has agreed to minimum purchase commitments, market development commitments, research and development funding and royalty payments which, with the stock purchase commitment, aggregate in excess of $100 million.

    The Company believes proceeds from the funding agreements with HP and currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit will meet the Company's working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business, manufacturing capabilities and research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

    YEAR 2000 COMPLIANCE
    --------------------

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

    The Company has assessed Year 2000 compliance of its products offered for sale to customers, and believes that all are currently compliant. Contacts have been made with the Company's customers regarding test procedures they can apply to verify compliance of the Company's products.

    The Company has identified third parties with which it has material relationships, including suppliers of components for its products and providers of critical utility services. The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature, and are therefore single sourced. The Company has contacted all major third party suppliers and has received representations that if not currently compliant, each has plans in place to ensure that products purchased by the Company from such suppliers will function properly in the Year 2000 and that such suppliers' internal systems will be Year 2000 compliant no later than November 1999. To minimize the impact of any potential temporary delay in the ability of the Company's key suppliers to provide components for its products in early 2000, the Company plans to have sufficient buffer inventory on hand to maintain normal production during such a delay period. The Company is also currently evaluating alternative supplier sources, where appropriate, in cases where it is single sourced. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from component suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

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

    Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in its products, in its internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. As previously noted, the Company is working on minimizing the component supply risk by maintaining adequate buffer inventories of component parts and by evaluating alternative suppliers, where appropriate, in cases where it is single-sourced. Based upon the results of survey feedback from its major suppliers of component parts and critical services, the Company believes the risk of a material disruption in its operations due to third party issues is very small. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

    EURO CONVERSION
    ---------------

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

    NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

    In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, in 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities // Deferral of the Effective Date of FASB Statement No. 133, an Amendment of Statement No. 133" which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

    Item 3. Quantitative and Qualitative Disclosure About Market Risk
    -----------------------------------------------------------------

    The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial results of the Company's U.K. subsidiary, DML, are translated into U.S. dollars in consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from certain intercompany payable or receivable balances which are expected to be settled in the foreseeable future under the terms of the Company's intercompany agreement. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. The Company's exposure to interest rate risk is limited to short-term borrowings under its $1,000,000 receivable backed credit line. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company's financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what had been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings

         None

    Item 2.   Changes in Securities

         On June 28, 1999, the Company completed the sale in a private placement of 1,357,143 shares of the Company's Common Stock, par value of $.01 per share at a price of $7.00 per share, for aggregate proceeds of $9,500,000. The purchaser of Common Stock also received a warrant to purchase 452,381 shares of Common Stock at $8.40 per share. The warrant expires on August 4, 2003. The securities were sold pursuant to
         Section 4(2) of the Securities Act of 1933, as amended.

    Item 3.   Defaults Upon Senior Securities

         None

    Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's shareholders was held on May 12, 1999. At the meeting, shareholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2002.

         David T. Giddings, Andre' de Bruin and Richard A. Norling were all reelected and each received 19,030,882 votes "For", 147,029 votes "Withheld" and no broker non-votes.

    Item 5.   Other Information

         None

    Item 6.   Exhibits and Reports on Form 8-K

        a.    Exhibits

        Exhibit                                                         Method
        No.                     Description                            of Filing
        ---                     -----------                            ---------

        10.1     Distribution Agreement, dated June 6, 1999, between         (1)
                 Diametrics Medical, Inc. and Hewlett-Packard Company

        10.2     Common Stock Purchase Agreement, dated June 6, 1999,        (1)
                 between Diametrics Medical, Inc. and Hewlett-Packard
                 Company

        10.3     Stock Purchase Warrant, dated effective as of June          (1)
                 28, 1999

        27       Financial Data Schedule                          Filed herewith


        (1) Incorporated by reference to the Company's Current Report on Form 8-K filed July 23, 1999.

        b.    Reports on Form 8-K.

              None

                            DIAMETRICS MEDICAL, INC.



    SIGNATURE
    ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    DIAMETRICS MEDICAL, INC.




    By: /s/ Laurence L. Betterley
        ------------------------------------------
            Laurence L. Betterley
            Senior Vice President
            and Chief Financial Officer
            (and Duly Authorized Officer)






    Dated:   August 14, 1999