Form 10-Q
period 1999-09-30
DIAMETRICS MEDICAL INC
filed 1999-11-12
CIK 895380

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

                For the quarterly period ended September 30, 1999

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 31, 1999, was 25,614,033.

================================================================================

                            Diametrics Medical, Inc.

                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements (unaudited)
            Consolidated Statements of Operations:
               Three Months Ended September 30, 1999 and 1998................3
               Nine Months Ended September 30, 1999 and 1998.................3

            Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998...........................................4
            Consolidated Statements of Cash Flows:
               Nine Months Ended September 30, 1999 and 1998.................5
            Notes to Consolidated Financial Statements.......................6
    Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition...............................7

    Item 3. Quantitative and Qualitative Disclosures About Market Risk......14


Part II -- OTHER INFORMATION

    Item 1. Legal Proceedings...............................................14
    Item 2. Changes in Securities...........................................14
    Item 3. Defaults Upon Senior Securities.................................14
    Item 4. Submission of Matters to a Vote of Security Holders.............14
    Item 5. Other Information...............................................14
    Item 6. Exhibits and Reports on Form 8-K................................14
    Signatures..............................................................15

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,
                                               1999            1998            1999            1998
                                            -----------     -----------    ------------     -----------
Net sales                                   $ 4,694,294     $ 3,102,430    $ 13,577,227    $  8,571,181

Cost of sales                                 4,090,404       2,946,478      11,523,683       8,159,236
                                            -----------     -----------    ------------    ------------

    Gross profit                                603,890         155,952       2,053,544         411,945
                                            -----------     -----------    ------------    ------------

Operating expenses:
    Research and development                    968,693       1,729,984       3,849,777       4,909,526
    Sales and marketing                         683,416       2,243,197       3,839,572       6,002,781
    General and administrative                  935,605         888,657       2,812,705       2,540,366
                                            -----------     -----------    ------------    ------------

    Total operating expenses                  2,587,714       4,861,838      10,502,054      13,452,673
                                            -----------     -----------    ------------    ------------

Operating loss                               (1,983,824)     (4,705,886)     (8,448,510)    (13,040,728)

Other income (expense), net                       2,637         (86,468)       (222,592)       (381,259)
                                            -----------     -----------    ------------    ------------

Net loss                                    $(1,981,187)    $(4,792,354)   $ (8,671,102)   $(13,421,987)
                                            ===========     ===========    ============    ============

Basic and diluted net loss per common share $     (0.08)    $     (0.21)   $      (0.36)   $      (0.62)
                                            ===========     ===========    ============    ============

Weighted average number of
common shares outstanding                    25,551,450      22,548,936      24,405,066      21,530,709
                                            ===========     ===========    ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     September 30,    December 31,
                                                                         1999             1998
                                                                     -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                      $   3,335,993    $   3,432,614
      Marketable securities                                             12,949,620        2,976,443
      Accounts receivable                                                5,595,862        5,420,092
      Inventories                                                        4,614,510        4,767,537
      Prepaid expenses and other current assets                            392,719          454,291
                                                                     -------------    -------------

         Total current assets                                           26,888,704       17,050,977
                                                                     -------------    -------------

    Property and equipment                                              19,320,002       20,077,383
      Less accumulated depreciation and amortization                   (13,789,744)     (13,154,590)
                                                                     -------------    -------------

                                                                         5,530,258        6,922,793
                                                                     -------------    -------------

    Other assets                                                         1,015,868        1,372,544
                                                                     -------------    -------------

                                                                     $  33,434,830    $  25,346,314
                                                                     =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                               $   3,076,252    $   2,535,343
      Accrued expenses                                                   2,456,860        1,855,004
      Other current liabilities                                          4,778,440        1,245,332
                                                                     -------------    -------------

         Total current liabilities                                      10,311,552        5,635,679
                                                                     -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                   7,904,661        8,163,307
      Other liabilities, excluding current portion                         389,278          181,764
                                                                     -------------    -------------

         Total liabilities                                              18,605,491       13,980,750
                                                                     -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         25,563,283 and 23,391,597 shares issued and outstanding           255,633          233,916
      Additional paid-in capital                                       142,921,790      130,477,220
      Accumulated other comprehensive loss                                (556,575)        (225,165)
      Accumulated deficit                                             (127,791,509)    (119,120,407)
                                                                     -------------    -------------

         Total shareholders' equity                                     14,829,339       11,365,564
                                                                     -------------    -------------

                                                                     $  33,434,830     $ 25,346,314
                                                                     =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1999             1998
                                                                       ------------    ------------
Cash flows from operating activities:
    Net loss                                                           $ (8,671,102)   $(13,421,987)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                       1,709,848       2,500,615
      Other                                                                   4,200           6,952
      Changes in operating assets and liabilities:
        Accounts receivable                                                (175,770)     (1,290,537)
        Inventories                                                         153,027        (811,666)
        Prepaid expenses and other current assets                            61,572        (305,473)
        Accounts payable and accrued expenses                             1,142,765      (1,078,761)
        Deferred credits/revenue                                          4,640,667               -
                                                                       ------------    ------------
           Net cash used in operating activities                         (1,134,793)    (14,400,857)
                                                                       ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                                  (1,084,375)     (1,846,619)
    Sale of  evaluation and demonstration instruments                     1,031,430               -
    Purchases of marketable securities                                  (14,074,620)     (6,501,680)
    Proceeds from maturities of marketable securities                     4,101,443       8,401,642
    Other                                                                       600           5,735
                                                                       ------------    ------------
           Net cash provided by (used in) investing activities          (10,025,522)         59,078
                                                                       ------------    ------------

Cash flows from financing activities:
    Principal payments on borrowings                                     (1,061,571)     (1,232,488)
    Proceeds from short-term borrowings                                           -         990,000
    Net proceeds from the issuance of common stock                       12,462,087      16,684,029
    Principal payments on capital lease obligations                         (96,301)       (506,398)
                                                                       ------------    ------------
           Net cash provided by financing activities                     11,304,215      15,935,143
                                                                       ------------    ------------


Effect of subsidiary's year-end change on cash and cash equivalents               -        (664,819)
Effect of exchange rate changes on cash and cash equivalents               (240,521)       (116,743)
                                                                       ------------    ------------
           Net increase (decrease) in cash and cash equivalents             (96,621)        811,802
Cash and cash equivalents at beginning of period                          3,432,614       3,358,684
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  3,335,993    $  4,170,486
                                                                       ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                           $    477,219    $  1,296,369
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

(1)  Unaudited Financial Statements

     The interim consolidated financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments necessary for a fair presentation of the interim periods presented, consisting of normal recurring accruals and entries supporting transactions executed under the Company's Distribution Agreement with Hewlett-Packard Company ("HP"), discussed in this Form 10-Q (see note 4). Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified from prior reported balances to conform with the 1999 presentation.

(2)  COMPREHENSIVE LOSS

     The following table sets forth the computation of comprehensive loss:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                                  1999           1998           1999            1998
                                               -----------   -----------     -----------    ------------
Net loss                                       $(1,981,187)  $(4,792,354)    $(8,671,102)   $(13,421,987)

Change in cumulative translation adjustment        106,111       (58,443)       (331,410)        (52,167)
                                               -----------   -----------     -----------    ------------

Comprehensive loss                             $(1,875,076)  $(4,850,797)    $(9,002,512)   $(13,474,154)
                                               ===========   ===========     ===========    ============

(3)  Inventories

     Inventories are summarized as follows:

                              September 30,      December 31,
                                  1999               1998
                              -------------      ------------
     Raw materials             $ 2,807,595       $ 1,989,953
     Work-in-process               782,689           741,719
     Finished goods              1,024,226         2,035,865
                               -----------       -----------
                               $ 4,614,510       $ 4,767,537
                               ===========       ===========

(4)  OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows:

                                              September 30,  December 31,
                                                  1999           1998
                                              -------------  ------------
Deferred credits                               $ 1,878,788    $        -
Deferred revenue                                 2,553,546             -
Current portion of long-term debt
    and capital leases                             346,106       416,509
Short-term borrowings                                    -       828,823
                                               -----------    ----------
                                               $ 4,778,440    $1,245,332
                                               ===========    ==========

     The Company's Distribution Agreement with HP, discussed below, provides for prepaid funding of sales and marketing costs during a sales transition period, research and development funding, as well as prepaid royalty payments over the term of the agreement resulting in deferred credits and deferred revenue that will be recognized over the periods benefited.

(5)  SHAREHOLDERS' EQUITY

     As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation ("JJDC") who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ended September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option, resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17.

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

(6)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line and notes payable. As of September 30, 1999, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $945,073.

     The Company's exclusive distributors, CODMAN, a Johnson and Johnson Company, and HP, are shareholders of the Company. Sales to these parties were approximately $3.3 million and $8.8 million for the three and nine months ended September 30, 1999.

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

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. As of September 30, 1999, the primary funding for the operations of the Company has been approximately $143 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     In October 1998, the Company entered into an exclusive Distribution Agreement with CODMAN for worldwide market development and distribution of the Company's Neurotrend(TM) system. Neurotrend allows clinicians to monitor oxygen, carbon dioxide, acidity and temperature in the brain of a patient who is undergoing surgery or has experienced severe head injury. Sales of the Neurotrend system to CODMAN began in fourth quarter 1998.

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

RESULTS OF OPERATIONS
---------------------

     Sales. Sales of the Company's products were $4,694,294 and $13,577,227 for the three and nine months ended September 30, 1999, compared to $3,102,430 and $8,571,181 for the same periods in the prior year, increases of 51% and 58%, respectively. The increase in sales for the three and nine months ended September 30, 1999 over the prior year reflects a 93% and 106% increase in instrument sales and a 5% decrease and 7% increase in disposable cartridge and sensor sales, respectively. The significant increase in instrument sales between periods was impacted primarily by sales to the Company's new distribution partners, CODMAN and HP, partially offset by the impact of sales returns from displaced distributors. While unit sales of disposable cartridges and sensors increased between quarterly periods, revenues declined slightly due to lower average sales prices under the HP and CODMAN distribution agreements.

     Intermittent testing products represented 42% and 39% of total sales for the three and nine months ended September 30, 1999, compared to 72% and 64% for the comparable periods in 1998. Continuous monitoring products comprised the remaining sales in each period.

     Intermittent blood testing products revenue was comprised of 64% and 55% instrument related revenue and 36% and 45% disposable cartridge related revenue for the three and nine months ended September 30, 1999, respectively. Continuous monitoring products revenue was comprised of 80% and 77% instrument related revenue and 20% and 23% disposable sensor revenue for the three and nine months ended September 30, 1999, respectively. The high concentration of instrument related revenue was impacted primarily by sales to CODMAN and HP in the year-to-date period and by sales to HP in the third quarter.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 1999, the Company has sold approximately 4,400 instruments. Unit sales of instruments for the three and nine months ended September 30, 1999, increased approximately 90% and 104%, respectively, over unit sales for the same periods in 1998, while disposable sensor and cartridge unit sales increased 36% and 32%, respectively, over the same periods in 1998. As the Company grows, it is expected that the Company's growing customer base will increase its rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company anticipates revenue in the fourth quarter of 1999 to grow modestly relative to the third quarter of 1999, due to the impact of replacing the Company's direct sales with HP distribution and transitioning certain existing distributors over to HP, partially offset by an expected increase in unit volumes. Unit volume growth is expected to continue, with resulting increased revenue growth in 2000.

     Cost of Sales. Cost of sales totaled $4,090,404 and $11,523,683, or 87% and 85% of revenue for the three and nine months ended September 30, 1999, compared to $2,946,478 and $8,159,236 or 95% of revenue for both of the comparable periods in the prior year. The significant period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased cartridge sales volumes, improved cartridge yields, and the impact of cost controls and manufacturing process changes. Also favorably affecting gross profit in 1999 was a higher mix of instrument sales. These improvements were partially offset by the impact of lower average sales prices under the HP Distribution Agreement and the impact of sales returns from displaced distributions. The Company expects gross margin as a percentage of revenue in the fourth quarter of 1999 to improve slightly relative to the third quarter, and to continue to improve during 2000, as a result of expected continued improvements in manufacturing yields, higher unit volumes and product mix.

     Operating Expenses. Research and development expenditures totaled $968,693 and $3,849,777 for the three and nine months ended September 30, 1999, compared to $1,729,984 and $4,909,526 for the same periods in 1998. The decline in 1999 expenses is primarily due to the recognition of $166,667 and $500,000 in the second and third quarters, respectively, of research and development funding received from HP as part of the Distribution Agreement.

     Sales and marketing expenses totaled $683,416 and $3,839,572 for the three and nine months ended September 30, 1999, compared to $2,243,197 and $6,002,781 for the same periods in 1998. The period-to-period decreases are primarily due to the recognition of $818,182 and $1,386,364 in the second and third quarters of 1999, respectively, of sales and marketing funding received from HP.

     General and administrative expenses totaled $935,605 and $2,812,705 for the three and nine months ended September 30, 1999, compared to $888,657 and $2,540,366 for the same periods in

     1998. The period-to-period increases are primarily due to additional costs incurred in completing the HP transaction and increased headcount between periods.

     Operating expense run rates for the fourth quarter of 1999 are expected to approximate or decrease slightly relative to the third quarter of 1999. The Company targets a decrease in operating expense run rates in 2000 relative to 1999.

     Other Expense. Net other income totaled $2,637 for the three months ended September 30, 1999 and net other expense totaled $222,592 for the nine months ended September 30, 1999, compared to net other expense of $86,468 and $381,259 for the same periods in 1998. The Company realized interest income of $218,643 and $312,295 for the three and nine months ended September 30, 1999, compared to $119,420 and $301,233 for the same periods in 1998. The period-to-period increase reflects the impact of higher average cash balances, primarily due to the timing of the Company's financing activities.

     Interest expense totaled $155,492 and $477,219 for the three and nine months ended September 30, 1999, compared to $202,988 and $640,819 for the same periods in 1998. The period-to-period decrease reflects the impact of lower average debt balances and a reduction in the amount of higher interest bearing capital lease debt relative to total debt outstanding.

     Net Loss. The net loss for the three and nine months ended September 30, 1999 was $1,981,187 and $8,671,102, compared to $4,792,354 and $13,421,987 for the same periods in 1998. Compared to the three and nine months ended September 30, 1998, the net loss decreased by 59% and 35%, respectively for the same periods in 1999. These decreases reflect the revenue growth previously discussed; improved margins, influenced by higher unit volumes, changes in product mix and improved manufacturing yields; and reduced operating expenses due primarily to research and development and sales and marketing funding received from HP, partially offset by costs incurred to transition the selling process to HP. The Company targets continued improvement in net loss for the fourth quarter of 1999, and further significant improvements in 2000 relative to 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At September 30, 1999, the Company had working capital of $16,577,152, an increase of $5,161,854 from the working capital reported at December 31, 1998. The increase is impacted primarily by financing proceeds of approximately $13.5 million consisting of $4 million from the Company's exercise in the first quarter of a Put Option under a Put Option and Stock Purchase Agreement with JJDC, and a $9.5 million equity investment by HP in June. Additionally, the Company received $7.5 million of prepayments from HP representing funding for royalties and research and development and sales and marketing expenses. These increases were partially offset by net cash used in operating activities.

     Net cash used in operating activities totaled $1,134,793 for the nine months ended September 30, 1999, compared to $14,400,857 for the same period in 1998. This was the result of net losses of $8,671,102 and $13,421,987 for these same periods in 1999 and 1998, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable increased $175,770 for the nine months ended September 30, 1999, compared to $1,290,537 for the same period in 1998. The smaller increase in the current period was primarily due to an improvement in days sales outstanding on increased sales, and the timing of sales and related customer payments.

     Inventories decreased $153,027 for the nine months ended September 30, 1999, compared to an increase of $811,666 for the same period in 1998. The increase in 1998 was primarily due to an increase in cartridge raw material and work-in-process inventory levels as the Company transitioned from its adhesive cartridge to its new snapfit cartridge platform, as well as increased inventories of analyzer components in anticipation of beginning internal assembly of analyzers. The decrease in 1999 primarily reflects a decrease in finished goods inventory due to significant sales of instruments, partially offset by an increase in raw material inventory to meet anticipated production requirements in the fourth quarter.

     Accounts payable and accrued expenses increased $1,142,765 for the nine months ended September 30, 1999, compared to a decrease of $1,078,761 for the same period in 1998. The increase in 1999 was primarily due to accrued financing and other costs associated with the HP Distribution Agreement and Common Stock Purchase Agreement. The decrease in 1998 was primarily due to a reduction in accrued interest payable, due to the timing of interest payments, combined with timing of payments to vendors and employees.

     Deferred credits and revenue increased $4,640,667 for the nine months ended September 30, 1999. This increase primarily reflects the receipt of $7.5 million of prepaid funding from HP under the terms of the Distribution Agreement. This prepayment represents partial funding of current and future sales and marketing and research and development expenses, as well as royalty payments. As of September 30, 1999, approximately $2.9 million of these receipts were recorded as reductions to second and third quarter expenses.

     Net cash used in investing activities totaled $10,025,522 for the nine months ended September 30, 1999, compared to net cash provided by investing activities of $59,078 for the same period in 1998. This change was affected primarily by the amounts and timing of private equity placements, which affected the amount of proceeds from maturities of marketable securities and purchases of marketable securities. Purchases of property and equipment, totaling $1,084,375 in 1999 and $1,846,619 in 1998, also affected net cash used in investing activities in each period. In 1999, the Company expects capital expenditures and new lease commitments to approximate $1.5 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $11,304,215 for the nine months ended September 30, 1999, compared to $15,935,143 for the same period in 1998. In 1999, net cash provided by financing activities consisted primarily of proceeds of approximately $4 million from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with JJDC described below, and the previously described $9.5 million private equity placement with HP, partially offset by principal payments on borrowings and capital lease obligations. Net cash provided by financing activities in 1998 was primarily due to proceeds from a private placement of common stock of approximately $15 million, proceeds from employee stock plans, warrant exercises and a draw-down on a line of credit, partially offset by principal payments on borrowings and capital lease obligations.

     At September 30, 1999, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $112,000,000 and $939,000, respectively. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards are limited due to a "change in ownership". The Company estimates that the use of the U.S. net operating losses incurred prior to August 4, 1995 are subject to annual limitations of approximately $9.8 million per year. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $48,000,000 which can be carried forward indefinitely.

     As part of an exclusive Distribution Agreement initiated on October 1, 1998, the Company entered into a $5,000,000 Put Option and Stock Purchase Agreement with JJDC who committed to purchase up to $5,000,000 of the Company's Common Stock at the Company's option over the twelve month period ended September 30, 1999. Effective March 26, 1999, the Company exercised approximately $4 million of the available Put Option resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17. As part of an exclusive Distribution Agreement and Common Stock Purchase Agreement with HP completed in June 1999, the Company issued 1,357,143 shares of Common Stock to HP at a price of $7.00 per share, for aggregate proceeds of $9.5 million. HP also received a warrant to purchase 452,381 shares of Common Stock at $8.40 per share, providing additional funding potential of $3.8 million. In addition, HP has agreed to minimum purchase commitments, market development commitments, research and development funding and royalty payments which, with the stock purchase commitment, total in excess of $100 million.

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

     YEAR 2000 COMPLIANCE
     --------------------

     The Company has addressed the issues associated with computing difficulties that may affect existing computer systems as a result of programming code malfunction in distinguishing 21st century dates from 20th century dates (the "Year 2000" issue). The Year 2000 issue is a pervasive problem affecting many information technology systems and embedded technologies in all industries. The Company identified teams of internal staff to review its products; its internal financial, manufacturing and other process control systems; and its interface with major customers and suppliers in order to assess and remediate Year 2000 concerns.

     The Company's information technology ("IT") systems consist of computer hardware systems and software supplied by third parties. The Company's IT systems are Year 2000 compliant company wide.

     The Company's assessment of internal systems included a review of non IT systems (systems that contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). This assessment included a review of the Company's internal manufacturing equipment and facilities (including building maintenance, security, electrical, lighting, fire protection, telephone, heating and cooling systems). Based upon this review, the Company believes that its manufacturing processes and equipment and internal process control equipment are Year 2000 compliant company wide.

     The Company has assessed Year 2000 compliance of its products offered for sale to customers, and believes that all are currently compliant. Contacts have been made with the Company's customers regarding test procedures they can apply to verify compliance of the Company's products.

     The Company has identified third parties with which it has material relationships, including suppliers of components for its products and providers of critical utility services. The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the raw materials are or may be obtained from more than one source. A small number of these materials, however, are unique in their nature, and are therefore single sourced. The Company has contacted all major third party suppliers and has received representations that if not currently compliant, each has plans in place to ensure that products purchased by the Company from such suppliers will function properly in the Year 2000 and that such suppliers' internal systems will be Year 2000 compliant no later than November 1999. To minimize the impact of any potential temporary delay in the ability of the Company's key suppliers to provide components for its products in early 2000, the Company plans to have sufficient buffer inventory on hand to maintain normal production during such a delay period. These actions are intended to help mitigate the risk of the possible external impact of the Year 2000 problem. Even assuming that all material third parties confirm that they are or expect to be Year 2000 compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant. It is impossible to fully assess the potential consequences in the event service interruptions from component suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     The total estimated incremental cost required to address the Company's Year 2000 compliance is approximately $150,000, including the cost of software and hardware upgrades. The majority of this cost has been incurred in 1999. These or any potential additional costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Based upon its assessments to date, the Company believes it will not experience any material disruption in its operations as a result of Year 2000 problems in its products, in its internal financial, manufacturing and other process control systems, or in its interface with major customers and suppliers. However, if major suppliers, including those providing component parts, electricity, communications and transportation services, experience difficulties resulting in disruption of critical supplies or services to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. As previously noted, the Company is minimizing the component supply risk by maintaining adequate buffer inventories of component parts. Based upon the results of survey feedback from its major suppliers of component parts and critical services, the Company believes the risk of a material disruption in its operations due to third party issues is very small. Assuming no major disruption in service from critical third party providers, the Company believes that it will be able to manage the Year 2000 transition without any material effect on the Company's results of operations or financial position. There can be no assurance, however, that unexpected difficulties will not arise and, if so, that the Company will be able to timely develop and implement a contingency plan.

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

     Item 3. Quantitative and Qualitative Disclosure About Market Risk
     -----------------------------------------------------------------

     The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial results of the Company's U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars in consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. The Company's exposure to interest rate risk is limited to short-term borrowings under its $1,000,000 receivable backed credit line. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company's financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what had been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

        Exhibit                                                  Method
        No.           Description                              of Filing
        -------       -----------                              ---------


        27     Financial Data Schedule                       Filed herewith


          b.   Reports on Form 8-K.

               On July 23, 1999, the Company filed a Current Report on Form 8-K relating to the Distribution Agreement and Common Stock Purchase Agreement, both dated June 6, 1999, between the Company and Hewlett-Packard Company.

                            DIAMETRICS MEDICAL, INC.


     SIGNATURE
     ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     DIAMETRICS MEDICAL, INC.




     By: /s/ Laurence L. Betterley
         -----------------------------------
             Laurence L. Betterley
             Senior Vice President
             and Chief Financial Officer
             (and Duly Authorized Officer)


     Dated: November 12, 1999