Form 10-K
period 1999-12-31
DIAMETRICS MEDICAL INC
filed 2000-03-30
CIK 895380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1999
                                      or


             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-21982

                           DIAMETRICS MEDICAL, INC.
            (Exact name of registrant as specified in its charter)

MINNESOTA                                             41-1663185

(State or other jurisdiction
of incorporation or organization)         (IRS Employer Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes      X           No _____
                             ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [_]

     As of February 29, 2000, 25,957,396 shares of Common Stock were outstanding, and the aggregate market value of the common shares (based upon the closing price on said date on The Nasdaq National Market) of DIAMETRICS MEDICAL, INC. held by non-affiliates was approximately $279,042,007.

                      Documents Incorporated by Reference

Parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Part II hereof.
Parts of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference in Part III hereof.

                                    PART I

     Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "Diametrics" in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. ("DML").

     The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.(R), IRMA(R)SL, IDMS(R), Paratrend 7(R), Neotrend(TM), Neurotrend(TM) and Trendcare(R). SureStep(R)Pro is a registered trademark of LifeScan, a Johnson & Johnson company.

Item 1. Business

Overview

        The Company develops, manufactures and commercializes blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care. Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and sales organization. The Company's goal is to be the world leader in critical care blood and tissue analysis systems.

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

        The Company's first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients--the measurement of oxygen, carbon dioxide and acidity (the "blood gases"). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures inorganic compounds including sodium, potassium and ionized calcium. The Company further expanded its critical or "stat" test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit (i.e., the concentration of red blood cells in whole blood) to its electrolyte cartridge. With the addition of hematocrit, the IRMA SL System is able to perform the majority of the critical or stat tests performed annually in the United States, comprising an estimated $1.2 billion annual market. In 1997, the Company introduced its third-generation system, IRMA SL Series 2000, and a new combination cartridge. The combination cartridge is based upon the Company's new "snapfit" cartridge design and gives clinicians the ability to perform all critical blood gas, electrolyte and hematocrit tests using one small blood sample and one single-use cartridge. During 1998, the Company expanded the test menu of the IRMA System by integrating the LifeScan (a Johnson & Johnson company) SureStepPro glucose strip testing module into the analyzer. Also under development in 1998 and 1999 were two additional blood tests, blood urea nitrogen ("BUN") and chloride, currently undergoing beta clinical trials, and a reusable version of the single use disposable cartridge, called IRMA-M.

        In the fourth quarter of 1996, the Company expanded its product line with the introduction of a number of new products through the acquisition of Biomedical Sensors, Ltd. ("BSL"), a Pfizer company. With the acquisition of BSL (now known as Diametrics Medical, Ltd.), the Company acquired a world-class continuous monitoring fiberoptic technology platform, which complements the Company's existing electrochemical sensor intermittent testing platform. This product line includes indwelling continuous monitoring systems, consisting of a monitor, calibration system and intravascular disposable sensors. Primary products include the Trendcare monitoring system, consisting of Paratrend 7, which provides direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients, and Neotrend, which provides direct continuous monitoring of blood gases and temperature in critically ill newborn babies; and the Neurotrend monitoring system, which measures oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia (i.e., deficient blood supply to the brain) and hypoxia (i.e., inadequate oxygenation of the blood) in patients with severe head injury and in patients undergoing surgical intervention in the brain.

        The Company has obtained clearances under Section 510(k) of the Food Drug and Cosmetic Act (the "FDC Act") to market the IRMA SL System to test blood gases, electrolytes, glucose, BUN and hematocrit in whole blood in hospital laboratories and at the point-of-care, and the Paratrend 7 and Neotrend to monitor blood gases and temperature. Additionally, in the first quarter of 1998, the Company received clearance from the United States Food and Drug Administration (the "FDA") to market the new IRMA-M multi-use cartridge for its IRMA SL System. In November 1999, the Company received clearance from the FDA to market the Neurotrend monitoring system.

        In October 1998, the Company entered into an exclusive distribution agreement with CODMAN, a Johnson & Johnson company, for worldwide market development and distribution of the Company's Neurotrend monitoring system. The term of the agreement is for six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by CODMAN, certain payments will be due to the Company. Also, CODMAN has the right of first refusal to market new continuous monitoring products developed for the neuro market. In addition, Johnson & Johnson Development Corporation ("JJDC") committed to purchase up to $5 million of the Company's Common Stock at the Company's option over the twelve-month period ended September 30, 1999 at the then current market value. The Company exercised approximately $4 million of the available Put Option resulting in the issuance of 773,184 shares of the Company's Common Stock to JJDC at a per share price of $5.17.

        On June 7, 1999, the Company and Hewlett Packard Company ("HP") announced that HP had signed an exclusive worldwide distribution agreement to market, sell and distribute the Company's Trendcare continuous blood-gas monitoring systems and the IRMA SL point-of-care blood analysis system. Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of these products to HP. The initial term of the distribution agreement is three and a half years, with the option for extensions. Concurrently with the execution of the distribution agreement, HP agreed to acquire $9.5 million of the Company's Common Stock at $7.00 per share, with a warrant to purchase 452,381 shares of Common Stock at $8.40 per share. The sale of shares of Common Stock to HP for $9.5 million was completed on June 28, 1999. In addition to HP's equity investment, the distribution agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial term of the agreement, as well as funding of sales and marketing costs during a sales transition period. In November 1999, HP assigned the distribution agreement, with all its related rights and obligations, and its equity investment with the Company to Agilent Technologies, Inc. ("Agilent"), a leading provider of test and measurement solutions and communications components. Agilent was formed as a new company and subsidiary of HP in November 1999. HP plans to spin-off its ownership in Agilent to HP shareholders during 2000.

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

        In conjunction with a marketing alliance reached in 1997 with LifeScan, the Company incorporated blood glucose monitoring into the IRMA platform by integrating LifeScan's SureStepPro Glucose Module into the IRMA SL System. The Company began marketing the new integrated workstation during the first half of 1998.

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

        AVOXimeter 4000. Under a distribution agreement initiated in the third quarter of 1996 with A-VOX Systems, Inc., the Company exclusively distributes the AVOXimeter 4000 in the United States. The AVOXimeter 4000 is a battery-operated and easily portable system which provides an accurate and timely assessment of the levels of hemoglobin and calculated oxygen content in a patient's blood. The Company has exclusive distribution rights for the AVOXimeter 4000 through April 2000.

        Trendcare Continuous Blood Gas Monitoring System. The Trendcare Continuous Blood Gas Monitoring System ("Trendcare"), consists of a monitor, patient data module and calibration system which provides the platform for the Paratrend 7 and Neotrend intravascular disposable sensors (described below). The Trendcare monitor displays trended patient data which allows constant surveillance of the patient's condition, while the patient data module stores critical calibration and patient information which moves with the patient during transfers.

               Paratrend 7. Paratrend 7 is the Company's second generation sensor for its continuous monitoring products, and is the only multi-parameter sensor for direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill adult and pediatric patients. Inserted via an arterial catheter, the sensor provides constant, precise measurement of vital blood gas parameters. The new technology uses a fluorescent optical sensor for monitoring oxygen, replacing the electrochemical version of its predecessor.

               Neotrend. Based upon the new fluorescent optical sensor technology introduced with the Paratrend 7, Neotrend is the only multi-parameter system for direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill newborn babies. Neotrend was introduced in the United Kingdom in November 1997 and the Company received FDA clearance to market Neotrend in the United States in December 1997.

        Neurotrend Cerebral Tissue Monitoring System. The Neurotrend Cerebral Tissue Monitoring System ("Neurotrend") is designed for direct continuous monitoring of oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia and hypoxia in patients with severe head injury, and also for use during surgical intervention in the brain. Neurotrend continuously measures these parameters through a small fiberoptic sensor placed directly into the brain tissue or fluids. CE Mark approval was received in the second quarter 1998, allowing the system to be marketed in Europe, and the Company received clearance from the FDA in November 1999, allowing the system to be marketed in the United States.


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

        The Company has obtained clearances under Section 510(k) of the FDC
Act to market the IRMA SL System to test blood gases, electrolytes, hematocrit, glucose and BUN in whole blood in hospital laboratories and at the point-of-patient care. The IRMA-M cartridge, which allows multiple test panels to be performed on a single cartridge, received clearance during 1998. Continuous monitoring products which have been cleared under Section 510(k) include the monitoring systems used with the Paratrend 7 sensor for direct continuous monitoring of blood gases and temperature in adults and pediatric patients, the Neotrend sensor for monitoring of blood gases and temperature in critically ill newborn babies, and the Neurotrend sensor designed for direct continuous monitoring of oxygen, carbon dioxide, acidity and temperature in brain tissue or fluids as an indication of cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain.

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

        The Company's intermittent testing products are affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA") which has been implemented by the FDA. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity; "waived," "moderate complexity" and "high complexity." The tests performed by the Company's IRMA SL System have been categorized under CLIA as "moderate complexity" tests by the FDA, which places this system in the same category as most other commercially available blood gas and blood chemistry testing instruments. The glucose test is categorized as a "waived" test, which places this test in the same category as most other commercially available point-of-care glucose testing systems. The Company's continuous monitoring products are not affected by CLIA.


Research and Development

        The Company owns two complementary technology platforms; an electrochemical platform, on which IRMA intermittent testing products are based, and a fiberoptic platform, on which the Paratrend 7, Neotrend and Neurotrend continuous monitoring products are primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

        The Company intends to continue to expand its cartridge and test menus available on the IRMA SL System. Currently undergoing beta clinical trials is the H4 cartridge which tests sodium, potassium, hematocrit, chloride and BUN using one single-use cartridge. Commercial release of the H4 cartridge is scheduled for 2000. In addition to the single-use cartridge, the Company is developing a multi-use cartridge that will incorporate the Company's current sensor and calibration technologies into products that can perform multiple blood test panels over a period of days before disposal. A multi-use system will serve the needs of high volume critical care centers where rapid patient throughput and a low cost per test panel are required. The multi-use module was initially scheduled for commercial release in 1999; however, feedback from customer focus groups has lead to further enhancements to its design, with commercial release scheduled for the last half of 2000. The Company is also in the design stages for new additions to the IRMA SL's cartridge blood test menu, including glucose, lactate and creatinine. The Company believes that the IRMA SL System and related core technologies provide a flexible platform which, with a limited amount of additional development, will be capable of performing an even wider variety of blood chemistry tests.

        The Company plans to continually improve the IRMA SL System through software upgrades, manufacturing process improvements and equipment redesign, based on the results of ongoing marketing studies and field experience.

        Development activities for the continuous monitoring platform are currently focused on improving the access for the Paratrend 7 with a non-kinking catheter, providing compatibility of the Neotrend system with a standard umbilical artery catheter and improving the bolt access and insertion devices for Neurotrend. Studies are also underway to apply the continuous monitoring technology to new neurological and tissue applications. The Company's future development plans also include further expansion of the blood and tissue analysis test menu available on the continuous monitoring platform.

        Another new application initiative under development is the integration of the Company's point-of-care intermittent testing and continuous monitoring product lines into Agilent's patient monitoring platforms. The integration of these technologies will create a communications interface that facilitates monitor display of both biochemical and physiological information at the patient's bedside.

        The Company has incurred research and development expenses of approximately $4,847,000, $6,466,000 and $7,232,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Sales and Marketing

        The Company markets and distributes its products primarily through two global partnerships with CODMAN and Agilent, and on an interim basis, certain third-party distributors where pre-existing contracts apply until the distribution rights are transitioned to Agilent. The Company also continues to sell direct to end-users in the veterinary market which is not subject to an exclusive distribution agreement. Additionally, the Company's marketing strategy is to pursue partnerships with market leaders who will help identify and promote future applications in continuous monitoring.

        Effective October 1, 1998, the Company entered into an exclusive distribution agreement with CODMAN for worldwide market development and distribution of the Company's Neurotrend monitoring system. Additionally, on June 7, 1999, the Company entered into an exclusive distribution agreement with Agilent for worldwide market development and distribution of the Company's Trendcare continuous blood gas monitoring systems and the IRMA SL blood analysis system. Information concerning the Company's export sales is contained in the financial section of the Company's Annual Report to Shareholders for the year ended December 31, 1999, under note 16 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

        Prior to entering into the exclusive distribution agreements described above, the Company's marketing efforts for its blood analysis systems focused on acute care hospitals. Under the Company's new distribution agreements, near term end-user sales of the Company's products are expected to continue to come from hospital critical care departments where blood tests are frequently requested on a stat basis. The Company's distributors' objectives will also include penetration of smaller hospitals and alternate-site markets, such as emergency medical facilities, home healthcare agencies, outpatient clinics, skilled nursing homes and doctors' offices or clinics. The Company believes that the advantages of its blood analysis and monitoring systems will help overcome the possible reluctance of acute care hospitals to change standard operating procedures for performing blood testing or incur additional capital expenses.

        The Company's established arrangements with hospital systems, healthcare facilities and other influential healthcare buying groups which established the Company as a sole, preferred or dual source supplier of its blood analysis systems are now administered by Agilent. These organizations include Columbia HCA, Vencor, Inc., Health Services Corporation of America and University Healthsystem Consortium (now part of Novation). The Company expects its distribution partners to continue to enter into arrangements with other buying groups and customers with respect to purchases of its blood and tissue analysis systems.


Manufacturing

        The Company's manufacturing facilities support its intermittent testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its IRMA electrochemical thick-film sensors in its Roseville, Minnesota facility. Components for the Company's continuous monitoring sensors used in the Paratrend 7, Neotrend and Neurotrend products are sourced from a variety of outside vendors, but the unique assembly and testing of the sensing elements is performed in the Company's High Wycombe facility. The sub-assembly of external plastic assemblies is sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the Trendcare and Neurotrend monitors. The Company assembles in-house the IRMA SL analyzer and the continuous monitoring calibrator at the Roseville and High Wycombe facilities, respectively. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the IRMA SL analyzer is developed and maintained by the Company, and software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

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

        The Company continues to successfully undergo required inspections of its manufacturing facilities by the FDA (most recently in October 1998 and October 1999 for Roseville and High Wycombe facilities, respectively), and by the British Standards Institution for the High Wycombe facility (most recently in August 1999). As a result of these inspections, the Company's manufacturing facilities and documentation and quality control systems are deemed satisfactory and in compliance with Good Manufacturing Practices.

Patents and Proprietary Rights

        The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in its blood and tissue analysis systems and for those inventions most likely to be used by others as competing alternatives.

         For its intermittent testing platform, the Company currently maintains three patents issued for its calibration technology, three patents related to its sensor technology and three for companion technology. In addition, two patents have been issued and maintained covering the IRMA SL analyzer and disposable cartridge designs. Additionally, the Company has submitted patent applications pertaining to an enzymatic sensor, coagulation measurement technology and an analyzer with multiple test modules. Overseas, the Company has foreign patent applications pending, filed under the Patent Cooperation Treaty, designating various jurisdictions, including Canada, the major European countries, Brazil, Australia and Japan, corresponding to one or more U.S. applications. The Company maintains 15 foreign patents; two issued in the United Kingdom, two in Germany, two in France, five in Canada and four in Japan.

        As it relates to its continuous monitoring platform, the Company currently maintains nine U.S. patents associated with the design and manufacture of its sensor technology platforms, and has filed two patent applications. These patents are at various patent process stages in the major European countries and Japan.

        Material patents have expirations ranging from the year 2006 to 2017. The Company is not currently a party to any patent litigation.

        The Company has federally registered the trademarks "IRMA SL," "Diametrics Medical, Inc.," "IRMA Data Management System (IDMS)," "Neocath," "Paratrend," "Tissutrak," "Paratrend 7+," "Neotrend," "Trendcare," "Neurotrend," "CAL-POD," "TOM 2000" and claims trademark rights in "When Stat Isn't Fast Enough."

Competition

        The Company believes that potential purchasers of point-of-care blood and tissue analysis systems will base their purchase decision upon a combination of factors, including the product's test menu, ease of use, accuracy, price and ability to manage the data collected. The Company is aware of one company, i-STAT, that is marketing a portable point-of-care blood analysis system. The Company believes that the IRMA SL System possesses distinct competitive advantages over i-STAT's products including ease of use, closed instead of open handling of blood samples and room temperature instead of refrigerated storage of reagents.

        The Company also competes with companies that market near-patient multi-use blood analysis systems. These companies include AVL Scientific Corporation, Radiometer, Inc., Instrumentation Laboratories and Bayer (with their acquisition of Chiron Diagnostics). However, the Company believes that to be successful in the point-of-care market, a device must not only be able to perform a variety of commonly ordered blood chemistry tests, but also be very portable to facilitate ease of use at the patient's bedside.

        The Company's blood analysis systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Company's products, they are complex, expensive and require the use of skilled technicians. The Company believes that its blood analysis systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness. The Company believes that its multi-parameter continuous arterial blood gas and tissue monitoring systems are currently the only products of its kind commercially available.

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

        Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company's blood and tissue analysis systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being sold by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Executive Officers

      Name                Age      Position
      ----                ---      --------

David T. Giddings         56        President, Chief Executive Officer and
                                    Chairman

Roy S. Johnson            47        Executive Vice President and
                                    President and Managing Director of
                                    Diametrics Medical, Ltd.

Laurence L. Betterley     46        Senior Vice President and
                                    Chief Financial Officer

James R. Miller           46        Senior Vice President of Sales and
                                    Marketing and Commercial Development

          Mr. Giddings was appointed Chairman of the Board of Directors, President and Chief Executive Officer of the Company in April 1996. Mr. Giddings was formerly President and Chief Operating Officer of the United States operations of Boehringer Mannheim Corporation ("BMC"), a U.S.

subsidiary of Corange Ltd., a private global healthcare corporation. He joined BMC in 1992 after a 26-year career with Eastman Kodak Company, where he held a number of senior management positions, including General Manager and Vice President of Marketing and Sales, clinical products division. He also served as Vice President and General Manager of Kodak's imaging information system group and of its printing and publishing division.

          Mr. Johnson joined the Company in November 1996 as an Executive Vice President, and the President and Managing Director of DML, a subsidiary of the Company established in conjunction with the acquisition in November 1996 of BSL. DML markets a line of indwelling monitoring systems for continuous blood and tissue assessment of critically ill patients. Beginning in 1977, Mr. Johnson served in a number of management positions for the predecessors of the BSL business, most recently as President and Chief Executive Officer while it was a subsidiary of Orange Medical Instruments, Inc. and later when it was an operating unit of Pfizer Inc. Mr. Johnson started his career in 1974 with Burroughs Wellcome in pharmaceutical production management and was the head of manufacturing in Burroughs' Sydney, Australia subsidiary.

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

Employees

          As of December 31, 1999, the Company had a total of 146 full-time employees, including 43 persons engaged in research and development activities. None of the Company's employees are covered by a collective bargaining agreement, and Diametrics believes it maintains good relations with its employees.

Forward-Looking Statements

          This Form 10-K Annual Report and the Company's financial statements, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 and other documents incorporated by reference contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10-K.

Item 2. Properties

        The Company's principal properties are as follows:

Location of                               Use of                      Approximate               Lease
Property                                 Facility                   Square Footage          Expiration Date
-----------------------------------------------------------------------------------------------------------------------------
Roseville, Minnesota           Manufacturing, research                 43,300                 February 2004
                                and development, sales,
                                marketing and administration

Malvern, Pennsylvania          Research and development                 2,000                 March 2002

High Wycombe,                  Manufacturing, process                  14,500                 September 2005
 United Kingdom                 engineering, purchasing
                                and distribution

High Wycombe,                  Sales, marketing and                     5,500                 January 2015 (1)
 United Kingdom                 administration

High Wycombe,                  Research and development                 6,000                 April 2004 (2)
 United Kingdom

     (1) Lease can be terminated without penalty at the Company's sole discretion in July 2002 and January 2005.
     (2) Lease can be terminated without penalty at the Company's sole discretion in April of 2001, 2002 and 2003.

The Company believes that its facilities are sufficient for its projected needs through 2001.


Item 3. Legal Proceedings

        The Company is currently not subject to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock, $.01 par value, trades on The Nasdaq National Market under the symbol "DMED." The information contained under the heading "Stock Information" on page 35 in the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report to Shareholders"), is incorporated herein by reference.

Item 6.   Selected Financial Data

          The information contained under the heading "Selected Five-Year Financial Data" on page 13 in the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 13 through 18 in the Annual Report to Shareholders is incorporated herein by reference.

Item 7.a. Quantitative and Qualitative Disclosures About Market Risk

          The information contained under the heading "Market Risk" on page 17 in the Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

          The information contained under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 19 through 32 and "Report of Independent Auditors" on page 33 in the Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

       Directors of the Registrant

       The information contained under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 17, 2000, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 1999 (the "Proxy Statement"), is incorporated herein by reference.

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

     The following consolidated financial statements of Diametrics Medical, Inc., which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof:

     Report of Independent Auditors
     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1999
     Consolidated Balance Sheets at December 31, 1999 and 1998
     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1999
     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999
     Notes to Consolidated Financial Statements

     Except for the financial statements listed above and the items specifically incorporated by reference in Items 5, 6, 7, 7.a. and 8 hereof, the Annual Report to Shareholders is not deemed to be filed as part of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

     All schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.



     3.   Exhibits


Exhibit
No.                      Description                                             Method of Filing
-------                  -----------                                             ----------------
3.1        Articles of Incorporation of the Company (as amended)                        (7)

3.2        Bylaws of the Company (as amended)                                      Filed herewith

4.1        Form of Certificate for Common Stock                                         (1)

4.2        Form of Registration Rights Agreement between the
           Company and certain of its shareholders and
           warrant holders                                                              (1)

4.3        Form of Registration Rights Agreement dated as of February 3, 1995
           between the Company and certain of its shareholders                          (3)

4.4        Registration Rights Agreement, dated as of January 30, 1997, by and between the Company and purchasers of Series I Junior
           Participating Preferred Stock                                                (5)

4.5        Registration Rights Agreement, dated as of June 10, 1997,
           by and between the Company and the Purchasers                                (8)

4.6        Form of Certificate for  Series I Junior Participating Preferred Stock       (5)

4.7        Form of Stock Purchase Warrant, dated as of January 30, 1997                 (5)

4.8        Form of Stock Purchase Warrant, dated as of June 10, 1997                    (8)

10.1       Real Property Lease Agreements dated July 31, 1996, between
           Commers-Klodt, a Minnesota General Partnership, and the Company              (12)

10.2       Amendments, dated June 15, 1999, to Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General
           Partnership, and the Company                                            Filed herewith

10.3       Master Equipment Lease Agreement dated as of June 15, 1993, between the Company and Phoenix Growth Capitol Corp., as
           amended by Amendment No. 1 dated June 8, 1994 (including
           form of warrant issued in connection therewith)                              (1)

10.4*      1990 Stock Option Plan (as amended and restated), including
           form of option agreement                                                     (10)

10.5*      1993 Directors' Stock Option Plan, as amended and restated                   (10)

10.6*      1995 Equalizing Director Stock Option Plan                                   (4)

10.7       1995 Employee Stock Purchase Plan (as revised and restated)                  (6)

10.8       Agreement dated January 1, 1995 between the Company and
           Vencor, Inc.                                                                 (3)

10.9       Letter agreement dated as of February 1, 1995 among
           the Company, Allstate Venture Capital and Frazier
           and Company L.P.                                                             (2)

10.10      Stock Purchase Agreement, dated as of January 30, 1997,
           between the Company and the Purchasers named therein                         (5)

10.11      Stock Purchase Agreement dated as of June 10, 1997,
           between the Company and the Purchasers named therein                         (8)

10.12      Loan and Security Agreement, dated March 31, 1998, between
           DVI Business Credit and the Company                                          (9)

10.13      Common Stock Purchase Agreement, dated June 30, 1998, between
           the Company and the Purchasers named therein                                 (10)

10.14      Form of Stock Purchase Warrant, dated August 4, 1998                         (10)

10.15     Note Purchase Agreement, dated August 4, 1998, between the
          Company and the Purchasers named therein                                      (10)

10.16     Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003         (10)

10.17     Distribution Agreement, dated October 1, 1998, between the Company
          and Johnson & Johnson Professional, Inc.                                      (11)

10.18     Put Option and Stock Purchase Agreement, dated October 1, 1998,
          between the Company and Johnson & Johnson Development Corporation             (11)

10.19     Severance Pay Agreement (in the event of Change of Control) dated
          July 31, 1998, between the  Company and David T. Giddings                     (11)

10.20     Form of Severance Pay Agreement (in the event of Change of Control)
          dated July 31, 1998, between the Company and its executive officers           (11)

10.21     Form of Severance Pay Agreement (in the event of Termination Without
          Cause) dated July 31, 1998, between the Company and its executive
          officers                                                                      (11)

10.22     Distribution Agreement, dated June 6, 1999, between the Company
          and Hewlett-Packard Company                                                   (13)

10.23     Common Stock Purchase Agreement, dated June 6, 1999, between the
          Company and Hewlett-Packard Company                                           (13)

10.24     Stock Purchase Warrant, dated effective as of June 28, 1999                   (13)

13        Portions of the Company's Annual Report to Shareholders
          for the year ended December 31, 1999 incorporated by reference
          in this Form 10-K                                                        Filed herewith

21        List of Subsidiaries                                                     Filed herewith

23        Consent of KPMG LLP                                                      Filed herewith

24        Powers of Attorney (included in signature page of Report)                Filed herewith

27        Financial Data Schedule (electronic filing only)                         Filed herewith

99        Cautionary Statements Under the Private Securities Litigation
          Reform Act                                                               Filed herewith

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

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed June 26, 1997.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(12) Incorporated by reference to the Company's 1998 Annual Report on Form 10-K.

(13) Incorporated by reference to the Company's Current Report on Form 8-K filed July 23, 1999.

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 1999.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on March 30, 2000.

                                    DIAMETRICS MEDICAL, INC.


                                    By   /s/ David T. Giddings
                                        ----------------------
                                        David T. Giddings
                                        President, Chief Executive
                                        Officer and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2000.

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David T. Giddings and Laurence L. Betterley, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 1999 of Diametrics Medical, Inc. , and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

     Name                           Title
     ----                           -----

     /s/ David T. Giddings          President, Chief Executive Officer and
--------------------------------
     David T. Giddings              Chairman (Principal Executive Officer)


     /s/ Laurence L. Betterley      Senior Vice President and Chief Financial
--------------------------------
     Laurence L. Betterley          Officer (Principal Financial Officer)


     /s/ Jill M. Nussbaum           Corporate Controller
--------------------------------
     Jill M. Nussbaum               (Principal Accounting Officer)


     /s/ Andre de Bruin             Director
--------------------------------
     Andre de Bruin


     /s/ Gerald L. Cohn             Director
--------------------------------
     Gerald L. Cohn


     /s/ Hans-Guenter Hohmann       Director
--------------------------------
     Hans-Guenter Hohmann


     /s/ Roy S. Johnson             Director
--------------------------------
     Roy S. Johnson


     /s/ Mark B. Knudson            Director
--------------------------------
     Mark B. Knudson, Ph.D.


     /s/ David V. Milligan          Director
--------------------------------
     David V. Milligan, Ph.D.

                                  EXHIBIT INDEX



Exhibit
No.                       Description
-------                   -----------

3.2      Bylaws of the Company (as amended)

10.2 Amendments, dated June 15, 1999, to Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General Partnership, and the Company

13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 incorporated by reference in this Form 10-K

21       List of Subsidiaries

23       Consent of KPMG LLP

24       Powers of Attorney (included in signature page of Report)

27       Financial Data Schedule (electronic filing only)

99       Cautionary Statements Under the Private Securities Litigation Reform
         Act