Form 10-Q
period 2000-03-31
DIAMETRICS MEDICAL INC
filed 2000-05-15
CIK 895380

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

                  For the quarterly period ended March 31, 2000

                                       OR

       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               ------------------


                         Commission file number 0-21982

                            Diametrics Medical, Inc.
                 Incorporated pursuant to the Laws of Minnesota


                               ------------------


        Internal Revenue Service--Employer Identification No. 41-1663185

                  2658 Patton Road, Roseville, Minnesota 55113
                                 (651) 639-8035

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 30, 2000, was 26,626,047.

================================================================================

                            Diametrics Medical, Inc.

                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (unaudited)

           Consolidated Statements of Operations:
              Three Months Ended March 31, 2000 and 1999.....................3

           Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999............................................4

           Consolidated Statements of Cash Flows:
              Three Months Ended March 31, 2000 and 1999.....................5

           Notes to Consolidated Financial Statements........................6

   Item 2. Management's Discussion and Analysis of Results of Operations
           and Financial Condition...........................................7

   Item 3. Quantitative and Qualitative Disclosure About Market Risk........11


Part II -- OTHER INFORMATION

   Item 1. Legal Proceedings................................................12

   Item 2. Changes in Securities............................................12

   Item 3. Defaults Upon Senior Securities..................................12

   Item 4. Submission of Matters to a Vote of Security Holders..............12

   Item 5. Other Information................................................12

   Item 6. Exhibits and Reports on Form 8-K.................................12

   Signatures...............................................................13

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                    2000           1999
                                                ------------    ------------

Net sales                                       $  5,670,894    $  4,243,187

Cost of sales                                      4,269,957       3,516,906
                                                ------------    ------------

  Gross profit                                     1,400,937         726,281
                                                ------------    ------------

Operating expenses:
  Research and development                         1,109,369       1,535,643
  Sales and marketing                                519,445       2,030,114
  General and administrative                         952,053         896,766
                                                ------------    ------------

  Total operating expenses                         2,580,867       4,462,523
                                                ------------    ------------

Operating loss                                    (1,179,930)     (3,736,242)

Other income (expense), net                           36,521        (171,500)
                                                ------------    ------------

Net loss                                        $ (1,143,409)   $ (3,907,742)
                                                ============    ============

Basic and diluted net loss per common share     $      (0.04)   $      (0.17)
                                                ============    ============

Weighted average number of
common shares outstanding                         26,008,225      23,434,552
                                                ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                   -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $   2,565,159    $   2,786,162
      Marketable securities                                           10,641,156       11,339,009
      Accounts receivable                                              6,309,092        6,790,673
      Inventories                                                      3,742,039        4,116,348
      Prepaid expenses and other current assets                          379,805          285,336
                                                                   -------------    -------------

         Total current assets                                         23,637,251       25,317,528
                                                                   -------------    -------------

    Property and equipment                                            20,049,857       19,455,298
      Less accumulated depreciation and amortization                 (13,965,883)     (13,680,801)
                                                                   -------------    -------------

                                                                       6,083,974        5,774,497
                                                                   -------------    -------------

    Other assets                                                         760,880          880,171
                                                                   -------------    -------------

                                                                   $  30,482,105    $  31,972,196
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $   1,966,228    $   2,438,550
      Accrued expenses                                                 1,745,369        2,414,785
      Other current liabilities                                        4,553,918        5,454,725
                                                                   -------------    -------------

         Total current liabilities                                     8,265,515       10,308,060
                                                                   -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                 7,796,498        7,813,796
      Other liabilities                                                    9,684            9,684
                                                                   -------------    -------------

         Total liabilities                                            16,071,697       18,131,540
                                                                   -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         26,372,469 and 25,778,499 shares issued and outstanding         263,725          257,785
      Additional paid-in capital                                     145,192,681      143,463,332
      Accumulated other comprehensive loss                              (538,635)        (516,507)
      Accumulated deficit                                           (130,507,363)    (129,363,954)
                                                                   -------------    -------------

         Total shareholders' equity                                   14,410,408       13,840,656
                                                                   -------------    -------------

                                                                   $  30,482,105    $  31,972,196
                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2000          1999
                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                      $(1,143,409)   $(3,907,742)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                   473,719        578,479
     Other                                                              (102)         3,150
     Changes in operating assets and liabilities:
       Accounts receivable                                           481,581       (855,736)
       Inventories                                                   374,309        (53,963)
       Prepaid expenses and other current assets                     (94,469)       (62,095)
       Accounts payable                                             (472,322)      (755,917)
       Accrued expenses                                             (669,416)       112,318
       Deferred credits and revenue                                 (950,000)          --
                                                                 -----------    -----------
          Net cash used in operating activities                   (2,000,109)    (4,941,506)
                                                                 -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                              (695,866)      (151,648)
   Sale of  evaluation and demonstration instruments                    --          640,302
   Purchases of marketable securities                             (4,302,147)          --
   Proceeds from maturities of marketable securities               5,000,000      2,976,443
   Other                                                                 701           --
                                                                 -----------    -----------
          Net cash provided by investing activities                    2,688      3,465,097
                                                                 -----------    -----------

Cash flows from financing activities:
   Principal payments on borrowings                                  (83,951)      (968,910)
   Proceeds from borrowings                                          115,846           --
   Net proceeds from the issuance of common stock                  1,735,289      3,806,893
                                                                 -----------    -----------
          Net cash provided by financing activities                1,767,184      2,837,983
                                                                 -----------    -----------

Effect of exchange rate changes on cash and cash equivalents           9,234       (134,767)
                                                                 -----------    -----------

          Net increase (decrease) in cash and cash equivalents      (221,003)     1,226,807

Cash and cash equivalents at beginning of period                   2,786,162      3,432,614
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 2,565,159    $ 4,659,421
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                      $   150,074    $   165,413
                                                                 ===========    ===========

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  COMPREHENSIVE LOSS

                                            Three Months Ended
                                                 March 31,
                                           2000             1999
                                       -------------    -------------
     Net loss                          $ (1,143,409)    $ (3,907,742)
     Change in cumulative
       translation adjustment               (22,128)        (264,867)
                                       ------------     ------------
     Comprehensive loss                $ (1,165,537)    $ (4,172,609)
                                       ============     ============

(3)  Inventories

                                          March 31,    December 31,
                                            2000           1999
                                        -----------    -----------
     Raw materials                      $ 1,815,225    $ 2,260,586
     Work-in-process                        728,227        658,983
     Finished goods                       1,198,587      1,196,779
                                        -----------    -----------
                                        $ 3,742,039    $ 4,116,348
                                        ===========    ===========

(4)  OTHER CURRENT LIABILITIES

                                                  March 31,    December 31,
                                                   2000           1999
                                                -----------    ------------
     Deferred research and development funding  $ 2,333,334    $ 2,833,334
     Deferred royalty payments                    1,821,880      2,271,880
     Current portion of long-term debt              398,704        349,511
                                                -----------    -----------
                                                $ 4,553,918    $ 5,454,725
                                                ===========    ===========

     The Company's distribution agreement with Agilent Technologies, Inc. ("Agilent") provides for prepaid funding of research and development costs and royalty payments over the initial term of the agreement. These prepayments will be recognized over the periods benefited.

(5)  SHAREHOLDERS' EQUITY

     On March 13, 2000, the Company called the warrants issued in connection with a private equity placement completed in June 1997, resulting in the issuance during the first quarter of 101,978 shares of Common Stock at $6.75 per share. The remaining increase in shareholders' equity is primarily due to the issuance of 251,404 shares of Common Stock in connection with employee stock plans, partially offset by a net loss for the quarter.

(6)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line and notes payable. As of March 31, 2000, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $779,355.

     The Company's exclusive distributors, Agilent and CODMAN, a Johnson & Johnson company, are shareholders of the Company. Sales to these parties were approximately $4.8 million for the three months ended March 31, 2000. As of March 31, 2000, outstanding accounts receivable for these distributors represented 82% of total outstanding accounts receivable. One of the Company's directors is also an executive officer of Agilent.

     Item 2. Management's Discussion and Analysis of Results of Operations and
     -------------------------------------------------------------------------
     Financial Condition
     -------------------

     The Company's discussion and analysis of results of operations and financial condition, including statements regarding the Company's expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1999. When used in the Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements.

     SUMMARY
     -------

     Diametrics Medical, Inc., which began operations in 1990, is engaged in the development, manufacturing and commercialization of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point-of-patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of

     March 31, 2000, the primary funding for the operations of the Company has been approximately $145 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     The Company's strategy for distribution and commercialization of its products includes partnerships with Agilent and CODMAN. In October 1998, the Company entered into an exclusive distribution agreement with CODMAN for worldwide market development and distribution of the Company's Neurotrend(TM) Cerebral Tissue Monitoring System ("Neurotrend"). CE Mark approval for Neurotrend was received in the second quarter 1998, allowing the system to be marketed in Europe, and the Company received clearance from the Food and Drug Administration in November 1999, allowing the system to be marketed in the United States. Sales of Neurotrend to CODMAN began in the fourth quarter 1998. In June 1999, the Company entered into an exclusive distribution agreement with Hewlett Packard Company ("HP"). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company's leading critical care products, the IRMA(R)SL blood analysis system and the Trendcare(R) continuous blood gas monitoring systems, including Paratrend(R) and Neotrend(TM), to HP. The agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial three and a half-year term. In November 1999, HP assigned the distribution agreement to Agilent, a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP plans to spin-off its ownership in Agilent to HP shareholders during 2000.

     RESULTS OF OPERATIONS
     ---------------------

     Sales. Sales of the Company's products were $5,670,894 for the three months ended March 31, 2000, compared to $4,243,187 for the same period last year, an increase of 34%. The increase in sales over the prior year's first quarter reflects an increase in instrument sales of 49%, partially offset by a general decrease in product pricing under the Agilent and CODMAN distribution agreements. The impact of reduced pricing was partially mitigated by $450,000 of royalty revenue from the Agilent distribution agreement. The significant increase in instrument sales between quarters was impacted primarily by sales to Agilent and CODMAN. While unit sales of disposable cartridges and sensors grew 26% between the first quarters of 1999 and 2000, related revenues declined due to the impact of lower average sales prices described above. The Company's direct sales to Agilent and CODMAN comprised approximately 49% and 84% of total sales in the three months ended March 31, 1999 and March 31, 2000, respectively.

     Intermittent testing products represented 45% of total sales for the three months ended March 31, 2000, compared to 34% for the same period in 1999. Continuous monitoring products comprised the remaining sales in each period.

     Intermittent blood testing products revenue was comprised of 70% instrument related revenue and 30% disposable cartridge related revenue for the three months ended March 31, 2000. Continuous monitoring products revenue was comprised of 76% instrument related revenue and 24% disposable sensor revenue for the three months ended March 31, 2000. The high concentration of instrument related revenue was impacted primarily by sales to Agilent and CODMAN.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 2000, the Company has sold approximately 5,600 instruments. Unit sales of instruments for the three months ended March 31, 2000, increased approximately 125% over unit sales for the same period in 1999, while disposable sensor and cartridge unit sales increased 26%. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company has targeted continued revenue growth during the remainder of 2000, as a result of further planned expansion of its blood and tissue analysis product lines and continued commercialization of these products by market leading distribution partners.

     Cost of Sales. Cost of sales totaled $4,269,957, or 75% of revenue for the three months ended March 31, 2000, compared to $3,516,906 or 83% of revenue for the same period last year. The quarter-to-quarter improvement in the Company's cost of sales as a percentage of revenue reflects increased unit sales volumes, a higher mix of instrument sales, improved cartridge yields, a reduction in instrument material costs, and the impact of operational efficiencies and process improvements, partially offset by lower average sales prices. The impact of lower pricing was partially mitigated by royalty revenue from Agilent. The Company is targeting continued improvements in gross profit during the remainder of 2000 as a result of expected continued improvements in manufacturing yields and higher unit volumes.

     Operating Expenses. Research and development expenditures totaled $1,109,369 and $1,535,643 for the three months ended March 31, 2000 and 1999, respectively. The 28% decline in expenses from 1999 to 2000 is primarily due to the recognition in 2000 of research and development funding received from Agilent as part of the distribution agreement, partially offset by additional investments to support new research and development projects.

     Sales and marketing expenses totaled $519,445 and $2,030,114 for the three months ended March 31, 2000 and 1999, respectively. The 74% decrease in expenses between quarters was primarily impacted by the transfer in November 1999 of most of the Company's sales and marketing functions to Agilent.

     General and administrative expenses totaled $952,053 and $896,766 for the three months ended March 31, 2000 and 1999, respectively. The 6% period-to-period increase primarily reflects costs associated with increased investor relations activities and higher insurance costs.

     Operating expense run rates for the remaining three quarters of 2000 are targeted to approximate first quarter levels.

     Other Income (Expense). Net other income totaled $36,521 and net other expense totaled $171,500 for the three months ended March 31, 2000 and 1999, respectively. The Company realized interest income of $201,018 for the three months ended March 31, 2000, compared to $42,314 for the same period in 1999. The period-to-period increase reflects the impact of higher average cash balances, primarily due to the timing of the Company's financing activities, funding received from Agilent and improved cash flow from operations.

     Interest expense totaled $150,074 and $165,414 for the three months ended March 31, 2000 and 1999, respectively. The period-to-period decrease reflects the impact of lower average debt balances.

     Net Loss. The net loss for the three months ended March 31, 2000 and 1999 was $1,143,409 and $3,907,742, respectively. The 71% reduction in net loss between periods reflects revenue growth; improved margins, influenced by higher unit volumes, changes in product mix and improved manufacturing yields; and reduced operating expenses due primarily to research and development funding received from Agilent and the transfer of the Company's sales and marketing functions to Agilent. The Company is targeting continued improvement in net loss during the remainder of 2000.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 2000, the Company had working capital of $15,371,736, an increase of $362,268 from the working capital reported at December 31, 1999. The increase is impacted primarily by proceeds from exercises under employee stock plans and outstanding warrants of approximately $1.7 million, partially offset by purchases of property and equipment of approximately $700,000.

     Net cash used in operating activities totaled $2,000,109 for the three months ended March 31, 2000, compared to $4,941,506 for the same period in 1999. This was the result of net losses of $1,143,409 and $3,907,742 for these same periods in 2000 and 1999, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable decreased $481,581 for the three months ended March 31, 2000, compared to an $855,736 increase for the same period in 1999. The reduction in accounts receivable in the first quarter of 2000 relative to the increase for the same period in 1999 occurred in spite of a significantly larger increase in sales between periods primarily due to an improvement in days sales outstanding and the timing of sales.

     Inventories decreased $374,309 for the three months ended March 31, 2000, after an increase of $53,963 for the three months ended March 31, 1999. The decrease in 2000 was primarily due to an improvement in inventory turnover, due to improved inventory management. The increase in 1999 was primarily impacted by increased production of newly released continuous monitoring instrument inventory to fulfill expected demand in the second quarter of 1999.

     Accounts payable and accrued expenses decreased $1,141,738 and $643,599 for the three months ended March 31, 2000 and 1999, respectively. The larger decrease in 2000 was primarily due to higher accrued employee bonuses at December 31, 1999 relative to December 31, 1998, paid in the first quarter of each year.

     Deferred credits and revenue decreased $950,000 during the three months ended March 31, 2000, representing the recognition of funding from Agilent for research and development costs and royalty payments.

     Net cash provided by investing activities totaled $2,688 for the three months ended March 31, 2000, compared to $3,465,097 for the same period in 1999. This change was affected primarily by the amounts and timing of equity funding, which affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $695,866 in 2000 and $151,648 in 1999, also affected net cash used in investing activities in each period. In 2000, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $1,767,184 for the three months ended March 31, 2000, compared to $2,837,983 for the same period in 1999. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises. Net cash provided by financing activities in 1999 was primarily due to proceeds from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation, partially offset by principal payments on borrowings and capital lease obligations.

     At March 31, 2000, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $113.9 million and $1.2 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." The Company estimates that U.S. net operating loss carryforwards of $2.9 million are not currently available due to these annual limitations. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $47.3 million, which can be carried forward indefinitely.

     As part of an exclusive distribution agreement with HP completed in June 1999, HP agreed to acquire $9.5 million of the Company's Common Stock at $7.00 per share, with a warrant to purchase 452,381 shares of Common Stock at $8.40 per share, providing additional funding potential of $3.8 million. In addition, HP agreed to minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial term of the agreement. In November 1999, HP assigned the distribution agreement and its equity investment with the Company to Agilent, which was formed as a new company and subsidiary of HP. The Company believes proceeds from the funding agreements with Agilent, currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit will meet the Company's working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business, manufacturing capabilities and research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137 with respect to the effective date) will be effective for the Company in January 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in net earnings or loss in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. On March 24, 2000, the SEC issued SAB No. 101A, "Deferral of the Effective Date of SAB 101 and Implementation Issues Related to SAB 101," which defers the effective date of SAB 101 by one quarter for certain registrants. SAB 101 is now effective beginning the second quarter of all fiscal years beginning after December 15, 1999 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will be required to adopt the guidance of this bulletin, beginning with the second quarter of 2000. The Company believes that its revenue recognition policies are in compliance with SAB 101, and does not expect it to have a material impact on its financial condition or results of operations.

     Item 3. Quantitative and Qualitative Disclosure About Market Risk
     -----------------------------------------------------------------

     The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. Effective November 1, 1999 most of the Company's sales are made to distributors and denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. The Company's exposure to interest rate risk is limited to short-term borrowings under its $1,000,000 receivable backed credit line. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company's financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what has been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

          None

     Item 2. Changes in Securities

          The Company issued stock warrants in 1991 through 1993 as part of a lease financing arrangement with Medical Innovation Partnership. The warrants are exercisable up to ten years from the date of grant at exercise prices ranging from $1.72 to $3.45 per share. On March 3, 2000, the Company issued 240,588 shares of Common Stock in connection with the exercise of these warrants. The securities were sold pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended.

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



     DIAMETRICS MEDICAL, INC.




     By: /s/ Laurence L. Betterley
         ---------------------------------
             Laurence L. Betterley
             Senior Vice President
             and Chief Financial Officer
             (and Duly Authorized Officer)






     Dated: May 15, 2000

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



        Exhibit
        No.              Description
        -------          -----------

          27             Financial Data Schedule