Form 10-Q
period 2000-06-30
DIAMETRICS MEDICAL INC
filed 2000-08-11
CIK 895380

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

                  For the quarterly period ended June 30, 2000

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

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 2000, was 26,669,431.


================================================================================

                            Diametrics Medical, Inc.

                                                                                              Page
                                                                                              ----
Part I -- FINANCIAL INFORMATION

       Item 1     Consolidated Financial Statements (unaudited)

                  Consolidated Statements of Operations:
                     Three Months Ended June 30, 2000 and 1999...................................3
                     Six Months Ended June 30, 2000 and 1999.....................................3

                  Consolidated Balance Sheets as of June 30, 2000
                   and December 31, 1999.........................................................4

                  Consolidated Statements of Cash Flows:
                     Six Months Ended June 30, 2000 and 1999.....................................5

                  Notes to Consolidated Financial Statements.....................................6

       Item 2     Management's Discussion and Analysis of Results of Operations
                  and Financial Condition........................................................7

       Item 3     Quantitative and Qualitative Disclosure About Market Risk.....................11


Part II -- OTHER INFORMATION

       Item 1     Legal Proceedings.............................................................11

       Item 2     Changes in Securities.........................................................11

       Item 3     Defaults Upon Senior Securities...............................................11

       Item 4     Submission of Matters to a Vote of Security Holders...........................11

       Item 5     Other Information.............................................................11

       Item 6     Exhibits and Reports on Form 8-K..............................................11

       Signatures...............................................................................12

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended               Three Months Ended
                                                          June 30,                         June 30,
                                                   2000            1999            2000             1999
                                              ------------    ------------    ------------    ------------
Net sales                                     $  6,090,343    $  4,639,746    $ 11,761,237    $  8,882,933

Cost of sales                                    4,441,509       3,916,373       8,711,466       7,433,279
                                              ------------    ------------    ------------    ------------

   Gross profit                                  1,648,834         723,373       3,049,771       1,449,654
                                              ------------    ------------    ------------    ------------

Operating expenses:
   Research and development                      1,253,588       1,345,441       2,362,957       2,881,084
   Selling, general and administrative           1,344,625       2,096,651       2,816,123       5,023,531
                                              ------------    ------------    ------------    ------------

   Total operating expenses                      2,598,213       3,442,092       5,179,080       7,904,615
                                              ------------    ------------    ------------    ------------

Operating loss                                    (949,379)     (2,718,719)     (2,129,309)     (6,454,961)

Other income (expense), net                         56,759         (63,454)         93,280        (234,954)
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (892,620)   $ (2,782,173)   $ (2,036,029)   $ (6,689,915)
                                              ============    ============    ============    =============

Basic and diluted net loss per common share   $      (0.03)   $      (0.11)   $      (0.08)   $      (0.28)
                                              ============    ============    ============    =============

Weighted average number of
common shares outstanding                       26,598,515      24,205,935      26,303,370      23,822,374
                                              ============    ============    ============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       June 30,      December 31,
                                                                         2000            1999
                                                                   -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $   2,603,737    $   2,786,162
      Marketable securities                                           10,854,450       11,339,009
      Accounts receivable                                              5,534,122        6,790,673
      Inventories                                                      3,507,545        4,116,348
      Prepaid expenses and other current assets                          565,806          285,336
                                                                   -------------    -------------

         Total current assets                                         23,065,660       25,317,528
                                                                   -------------    -------------

    Property and equipment                                            20,589,540       19,455,298
      Less accumulated depreciation and amortization                 (14,060,839)     (13,680,801)
                                                                   -------------    -------------

                                                                       6,528,701        5,774,497
                                                                   -------------    -------------

    Other assets                                                         642,188          880,171
                                                                   -------------    -------------

                                                                   $  30,236,549    $  31,972,196
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $   1,951,987    $   2,438,550
      Accrued expenses                                                 1,761,672        2,414,785
      Other current liabilities                                        3,812,157        5,454,725
                                                                   -------------    -------------

         Total current liabilities                                     7,525,816       10,308,060
                                                                   -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                 7,686,339        7,813,796
      Other liabilities                                                    9,684            9,684
                                                                   -------------    -------------

         Total liabilities                                            15,221,839       18,131,540
                                                                   -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         26,636,312 and 25,778,499 shares issued and outstanding         266,363          257,785
      Additional paid-in capital                                     146,941,168      143,463,332
      Accumulated other comprehensive loss                              (792,838)        (516,507)
      Accumulated deficit                                           (131,399,983)    (129,363,954)
                                                                   -------------    -------------

         Total shareholders' equity                                   15,014,710       13,840,656
                                                                   -------------    -------------

                                                                   $  30,236,549    $  31,972,196
                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30,
                                                                      2000           1999
                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                      $ (2,036,029)   $ (6,689,915)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                    971,286       1,083,798
     Other                                                               (102)          4,200
     Changes in operating assets and liabilities:
       Accounts receivable                                          1,256,551        (990,838)
       Inventories                                                    608,803         276,606
       Prepaid expenses and other current assets                     (280,470)        (22,519)
       Accounts payable                                              (486,563)        196,162
       Accrued expenses                                              (653,113)        352,479
       Deferred credits and revenue                                (1,699,354)      5,027,031
                                                                 ------------    ------------
          Net cash used in operating activities                    (2,318,991)       (762,996)
                                                                 ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                             (1,646,559)       (874,762)
   Sale of evaluation and demonstration instruments                        --       1,031,430
   Purchases of marketable securities                             (11,773,188)     (9,950,774)
   Proceeds from maturities of marketable securities               12,257,747       2,976,443
   Other                                                                  701             600
                                                                 ------------    ------------
          Net cash used in investing activities                    (1,161,299)     (6,817,063)
                                                                 ------------    ------------

Cash flows from financing activities:
   Principal payments on borrowings                                  (180,907)     (1,076,723)
   Proceeds from borrowings                                           115,846              --
   Net proceeds from the issuance of common stock                   3,486,414      12,463,564
                                                                 ------------    ------------
          Net cash provided by financing activities                 3,421,353      11,386,841
                                                                 ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         (123,488)       (257,105)
                                                                 ------------    ------------

          Net increase (decrease) in cash and cash equivalents       (182,425)      3,549,677

Cash and cash equivalents at beginning of period                    2,786,162       3,432,614
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  2,603,737    $  6,982,291
                                                                 ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                      $    297,446    $    321,727
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(1)  Unaudited Financial Statements

     The interim consolidated financial statements of Diametrics Medical, Inc. (the "Company") are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified from prior reported balances to conform to the 2000 presentation. The reclassifications had no impact on the net loss or loss per share as reported in 1999.

(2)  COMPREHENSIVE LOSS

                                                   Three Months Ended            Six Months Ended
                                                         June 30,                    June 30,
                                                  2000           1999           2000           1999
                                              -----------    -----------    -----------    -----------
Net loss                                      $  (892,620)   $(2,782,173)   $(2,036,029)   $(6,689,915)
Change in cumulative translation adjustment      (254,203)      (172,654)      (276,331)      (437,521)
                                              -----------    -----------    -----------    -----------
Comprehensive loss                            $(1,146,823)   $(2,954,827)   $(2,312,360)   $(7,127,436)
                                              ===========    ===========    ===========    ===========

(3)  Inventories

                                                    June 30,        December 31,
                                                      2000             1999
                                                 -----------        ------------
Raw materials                                    $ 1,558,342        $ 2,260,586
Work-in-process                                      678,096            658,983
Finished goods                                     1,271,107          1,196,779
                                                 -----------        -----------
                                                 $ 3,507,545        $ 4,116,348
                                                 ===========        ===========

(4)  OTHER CURRENT LIABILITIES
                                                    June 30,        December 31,
                                                      2000             1999
                                                 -----------        ------------
Deferred research and development funding        $ 1,833,334        $ 2,833,334
Deferred royalty payments                          1,310,000          2,260,000
Current portion of long-term debt                    406,297            349,511
Other                                                262,526             11,880
                                                 -----------        -----------
                                                  $3,812,157        $ 5,454,725
                                                 ===========        ===========

     The Company's distribution agreement with Agilent Technologies, Inc. ("Agilent") provides for prepaid funding of research and development costs and royalty payments over the initial term of the agreement. These prepayments are being recognized over the periods benefited.

(5)  SHAREHOLDERS' EQUITY

     On March 13, 2000, the Company called the warrants issued in connection with a private equity placement completed in June 1997, resulting in the issuance during the six months ended June 30,

     2000, of 355,556 shares of Common Stock at $6.75 per share. The remaining increase in shareholders' equity during this period is primarily due to the issuance of 261,669 shares of Common Stock in connection with employee stock plans, partially offset by a year-to-date net loss.

(6)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a healthcare finance company with which the Company has a credit line and notes payable. As of June 30, 2000, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $693,160.

     The Company's exclusive distributors, Agilent and CODMAN, a Johnson & Johnson company, are shareholders of the Company. Sales to these parties were approximately $5.4 million and $10.2 million for the three and six months ended June 30, 2000, respectively. As of June 30, 2000, outstanding accounts receivable for these distributors represented 91% of total outstanding accounts receivable. One of the Company's directors is also an executive officer of Agilent.

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

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of June 30, 2000, the primary funding for the operations of the Company has been approximately $147 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     The Company's strategy for distribution and commercialization of its products includes partnerships with Agilent and CODMAN. In October 1998, the Company entered into an exclusive distribution agreement with CODMAN for worldwide market development and distribution of the Company's Neurotrend(TM) Cerebral Tissue Monitoring System ("Neurotrend"). CE Mark approval for Neurotrend was received in the second quarter 1998, allowing the system to be marketed in Europe, and the Company received clearance from the Food and Drug Administration in November 1999, allowing the system to be marketed in the United States. Sales of Neurotrend to CODMAN began in the fourth quarter 1998. In June 1999, the Company entered into an exclusive distribution agreement with Hewlett Packard Company ("HP"). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company's leading critical care products, the IRMA(R)SL blood analysis system and the Trendcare(R) continuous blood gas monitoring systems, including Paratrend(R) and Neotrend(TM), to HP. The agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial three and a half-year term. In November 1999, HP assigned the distribution agreement to Agilent, a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP completed the spin-off of its ownership in Agilent to HP shareholders in June 2000.

     Results of Operations
     ---------------------

     Sales. Sales of the Company's products were $6,090,343 and $11,761,237 for the three and six months ended June 30, 2000, compared to $4,639,746 and $8,882,933 for the same periods in the prior year, increases of 31% and 32%, respectively. The increase in sales for the three and six months ended June 30, 2000 over the prior year reflects a 29% and 37% respective increase in instrument sales, partially offset by a general decrease in product pricing under the Agilent and CODMAN distribution agreements. The significant increase in instrument sales between periods was impacted primarily by sales to Agilent and CODMAN. While unit sales of disposable cartridges and sensors grew 22% between the first six months of 1999 and 2000, related revenues declined due to the impact of the lower average sales prices described above. The impact of reduced pricing was partially mitigated by the recognition in the first and second quarters of $450,000 and $500,000, respectively, of royalty revenue from the Agilent distribution agreement. The Company's direct sales to Agilent and CODMAN comprised approximately 90% and 87% of total sales for the three and six months ended June 30, 2000, respectively, compared to 74% and 62% for the same periods in the prior year.

     Intermittent testing products represented 38% and 41% of total sales for the three and six months ended June 30, 2000, compared to 41% and 38% for the comparable periods in 1999. Continuous monitoring products comprised the remaining sales in each period.

     Intermittent blood testing products revenue was comprised of 60% and 65% instrument related revenue and 40% and 35% disposable cartridge related revenue for the three and six months ended June 30, 2000, respectively. Continuous monitoring products revenue was comprised of 83% and 80% instrument related revenue and 17% and 20% disposable sensor revenue for the three and six months ended June 30, 2000, respectively. The high concentration of instrument related revenue was impacted primarily by sales to Agilent and CODMAN.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 2000, the Company has sold approximately 6,200 instruments. Unit sales of instruments for the three and six months ended June 30, 2000, increased approximately 7% and 43%, respectively, over unit sales for the same periods in 1999, while disposable sensor and cartridge unit sales increased 18% and 22%, respectively, over the same periods in 1999. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company has targeted continued revenue growth during the remainder of 2000, as a result of further planned expansion of its blood and tissue analysis product lines and continued commercialization of these products by market leading distribution partners.

     Cost of Sales. Cost of sales totaled $4,441,509 and $8,711,466, or 73% and 74% of revenue for the three and six months ended June 30, 2000, compared to $3,916,373 and $7,433,279 or 84% of revenue for both of the same periods in the prior year. The period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased unit sales volumes, a higher mix of instrument sales, improved cartridge yields, a reduction in instrument material costs, and the impact of operational efficiencies and process improvements, partially offset by lower average sales prices. The impact of lower pricing was partially mitigated by royalty revenue from Agilent. The Company is targeting continued improvements in gross profit during the remainder of 2000 as a result of expected continued improvements in manufacturing yields and higher unit volumes.

     Operating Expenses. Research and development expenditures totaled $1,253,588 and $2,362,957 for the three and six months ended June 30, 2000, compared to $1,345,441 and $2,881,084 for the same periods in 1999. The decline in 2000 expenses is primarily due to the recognition of $500,000 and $1,000,000 during the second quarter and year-to-date periods, respectively, of research and development funding received from Agilent as part of the distribution agreement, partially offset by additional investments to support new research and development projects. Approximately $167,000 of Agilent research and development funding was recognized during both the second quarter and year-to-date periods of 1999.

     Selling, general and administrative expenses totaled $1,344,625 and $2,816,123 for the three and six months ended June 30, 2000, compared to $2,096,651 and $5,023,531 for the same periods in 1999. The period-to-period decreases in expenses were primarily impacted by funding of sales activities by Agilent from June 1999 through October 1999 and the transfer in November 1999 of most of the Company's sales and marketing functions to Agilent.

     Operating expense run rates for the remaining half of 2000 are targeted to approximate levels experienced in the first half of 2000.

     Other Income (Expense). Net other income totaled $56,759 and $93,280 for the three and six months ended June 30, 2000, compared to net other expense of $63,454 and $234,954 for the same periods in 1999. The Company realized interest income of $217,576 and $418,594 for the three and six months ended June 30, 2000, compared to $51,338 and $93,652 for the same periods in 1999. The period-to-period increase reflects the impact of higher average cash and investment balances, primarily due to the timing of the Company's financing activities, funding received from Agilent and improved cash flow from operations.

     Interest expense totaled $147,372 and $297,446 for the three and six months ended June 30, 2000, compared to $156,313 and $321,727 for the same periods in 1999. The period-to-period decrease reflects the impact of lower average debt balances.

     Net Loss. The net loss for the three and six months ended June 30, 2000 was $892,620 and $2,036,029, compared to $2,782,173 and $6,689,915 for the same periods in 1999. Compared to the three and six months ended June 30, 1999, the net loss decreased by 68% and 70%, respectively, for the same periods in 2000. These decreases reflect revenue growth; improved margins, influenced by higher unit volumes, changes in product mix and improved manufacturing yields; and reduced operating expenses due primarily to research and development funding received from Agilent and the transfer of the Company's sales and marketing functions to Agilent. The Company is targeting continued improvement in net loss during the remainder of 2000.

     Liquidity and Capital Resources
     -------------------------------

     At June 30, 2000, the Company had working capital of $15,539,844, an increase of $530,376 from the working capital reported at December 31, 1999. The increase is impacted primarily by proceeds from exercises under employee stock plans and outstanding warrants of approximately $3.5 million, partially offset by purchases of property and equipment of approximately $1.6 million.

     Net cash used in operating activities totaled $2,318,991 for the six months ended June 30, 2000, compared to $762,996 for the same period in 1999. This was the result of net losses of $2,036,029 and $6,689,915 for these same periods in 2000 and 1999, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable decreased $1,256,551 for the six months ended June 30, 2000, compared to a $990,838 increase for the same period in 1999. The reduction in accounts receivable in the first six months of 2000 relative to the increase for the same period in 1999 occurred in spite of a significantly larger increase in sales between periods primarily due to an improvement in days sales outstanding and to the timing of sales.

     Inventories decreased $608,803 and $276,606 for the six months ended June 30, 2000 and 1999, respectively, reflecting significant sales of instruments in both periods. The larger decrease in inventories during 2000 relative to 1999 also reflects an improvement in inventory turnover, due to improved inventory management.

     Accounts payable and accrued expenses decreased $1,139,676 for the six months ended June 30, 2000, compared to an increase of $548,641 for the same period in 1999. The decrease in 2000 was primarily due to higher accrued employee bonuses at December 31, 1999 relative to December 31, 1998, paid in the first quarter of each year. The increase in 1999 was primarily due to accrued financing and other costs associated with the Agilent distribution agreement.

     Deferred credits and revenue decreased $1,699,354 during the six months ended June 30, 2000, compared to an increase of $5,027,031 for the same period in 1999. The decrease in 2000 represents the recognition of funding from Agilent for research and development and royalties of $1,950,000, partially offset by customer advance payments. The increase during 1999 primarily reflects the receipt of $6,000,000 of prepaid funding from HP under the terms of the distribution agreement, partially offset by the recognition of approximately $1 million of the funding as a reduction of second quarter 1999 expenses.

     Net cash used in investing activities totaled $1,161,299 for the six months ended June 30, 2000, compared to $6,817,063 for the same period in 1999. This change was affected primarily by the amounts and timing of equity funding, which affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $1,646,559 in 2000 and $874,762 in 1999, also affected net cash used in investing activities in each period. In 2000, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $3,421,353 for the six months ended June 30, 2000, compared to $11,386,841 for the same period in 1999. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises. Net cash provided by financing activities in 1999 was primarily due to proceeds of approximately $4 million from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation and a $9.5 million private equity placement with HP, partially offset by principal payments on borrowings and capital lease obligations.

     At June 30, 2000, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $114.9 million and $1.2 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." The Company estimates that U.S. net operating loss carryforwards of $2.9 million are not currently available due to these annual limitations. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $47.1 million, which can be carried forward indefinitely.

     As part of an exclusive distribution agreement with HP completed in June 1999, HP agreed to acquire $9.5 million of the Company's Common Stock at $7.00 per share, with a warrant to purchase 452,381 shares of Common Stock at $8.40 per share, providing additional funding potential of $3.8 million. In addition, HP agreed to minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial term of the agreement. In November 1999, HP assigned the distribution agreement and its equity investment with the Company to Agilent, which was formed as a new company and was spun off to HP shareholders during the first six months of 2000. The Company believes currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises and asset based credit, along with proceeds from the funding agreements with Agilent, will meet the Company's working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business, manufacturing capabilities and research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137 with respect to the effective date and SFAS No. 138 with respect to certain hedging activities) will be effective for the Company in January 2001. SFAS No. 133 requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. This applies whether the derivatives are stand-alone instruments, such as forward currency exchange contracts and interest rate swaps or collars, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, the underlying hedged items are also to be marked-to-market on an ongoing basis. These market value adjustments are to be included either in net earnings or loss in the statement of operations or in other comprehensive income (and accumulated in shareholders' equity), depending on the nature of the transaction. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 is now effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company believes that its revenue recognition policies are in compliance with SAB 101, and does not expect it to have a material impact on its financial condition or results of operations.

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

         None

     Item 3.      Defaults Upon Senior Securities

         None

     Item 4.      Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's shareholders was held on May 17, 2000. At the meeting, shareholders voted on the reelection of three directors for terms expiring at the Annual Meeting of the Company in 2003. Each of the directors was reelected by a vote as follows: Roy S. Johnson and David V. Milligan, Ph.D. each received 20,090,191 votes "For" and 264,988 votes were "Withheld" and Hans-Guenter Hohmann received 20,090,166 votes "For" and 265,013 votes were "Withheld".

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



DIAMETRICS MEDICAL, INC.




By: /s/ Laurence L. Betterley
    -------------------------------------
        Laurence L. Betterley
        Senior Vice President
        and Chief Financial Officer
        (and Duly Authorized Officer)






Dated:   August 14, 2000

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



Exhibit
No.                                      Description
---                                      -----------


27             Financial Data Schedule