Form 10-Q
period 2000-09-30
DIAMETRICS MEDICAL INC
filed 2000-11-13
CIK 895380

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

                For the quarterly period ended September 30, 2000

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


                               ------------------


        Internal Revenue Service-- Employer Identification No. 41-1663185

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

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 31, 2000, was 26,686,943.


================================================================================

                            Diametrics Medical, Inc.

                                                                            Page
                                                                            ----

Part I -- FINANCIAL INFORMATION

       Item 1.  Consolidated Financial Statements (unaudited)

                Consolidated Statements of Operations:
                   Three and Nine Months Ended September 30, 2000 and 1999.....3

                Consolidated Balance Sheets as of September 30, 2000
                 and December 31, 1999.........................................4

                Consolidated Statements of Cash Flows:
                   Nine Months Ended September 30, 2000 and 1999...............5

                Notes to Consolidated Financial Statements.....................6

       Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition........................................7

       Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....11


Part II -- OTHER INFORMATION

       Item 1.  Legal Proceedings.............................................11
       Item 2.  Changes in Securities.........................................11
       Item 3.  Defaults Upon Senior Securities...............................11
       Item 4.  Submission of Matters to a Vote of Security Holders...........11
       Item 5.  Other Information.............................................11
       Item 6.  Exhibits and Reports on Form 8-K..............................11
       Signatures.............................................................12

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
Net sales                                     $  6,580,956    $  4,694,294    $ 18,342,193    $ 13,577,227

Cost of sales                                    4,593,081       4,090,404      13,304,547      11,523,683
                                              ------------    ------------    ------------    ------------

    Gross profit                                 1,987,875         603,890       5,037,646       2,053,544
                                              ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                     1,249,809         968,693       3,612,766       3,849,777
    Selling, general and administrative          1,272,306       1,619,021       4,088,429       6,642,552
                                              ------------    ------------    ------------    ------------

    Total operating expenses                     2,522,115       2,587,714       7,701,195      10,492,329
                                              ------------    ------------    ------------    ------------

Operating loss                                    (534,240)     (1,983,824)     (2,663,549)     (8,438,785)

Other income (expense), net                         46,969           2,637         140,249        (232,317)
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (487,271)   $ (1,981,187)   $ (2,523,300)   $ (8,671,102)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.02)   $      (0.08)   $      (0.10)   $      (0.36)
                                              ============    ============    ============    ============

Weighted average number of
common shares outstanding                       26,661,162      25,551,450      26,423,504      24,405,066
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,     December 31,
                                                                       2000              1999
                                                                   -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $   1,406,099    $   2,786,162
      Marketable securities                                            9,106,493       11,339,009
      Accounts receivable                                              6,387,414        6,790,673
      Inventories                                                      3,448,121        4,116,348
      Prepaid expenses and other current assets                          510,398          285,336
                                                                   -------------    -------------

         Total current assets                                         20,858,525       25,317,528
                                                                   -------------    -------------

    Property and equipment                                            21,698,550       19,455,298
      Less accumulated depreciation and amortization                 (14,333,676)     (13,680,801)
                                                                   -------------    -------------

                                                                       7,364,874        5,774,497
                                                                   -------------    -------------

    Other assets                                                         523,496          880,171
                                                                   -------------    -------------

                                                                   $  28,746,895    $  31,972,196
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $   2,155,144    $   2,438,550
      Accrued expenses                                                 1,642,061        2,414,785
      Other current liabilities                                        2,717,498        5,454,725
                                                                   -------------    -------------

         Total current liabilities                                     6,514,703       10,308,060
                                                                   -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                 7,576,255        7,813,796
      Other liabilities                                                    9,684            9,684
                                                                   -------------    -------------

         Total liabilities                                            14,100,642       18,131,540
                                                                   -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         26,681,336 and 25,778,499 shares issued and outstanding         266,813          257,785
      Additional paid-in capital                                     147,150,117      143,463,332
      Accumulated other comprehensive loss                              (883,423)        (516,507)
      Accumulated deficit                                           (131,887,254)    (129,363,954)
                                                                   -------------    -------------

         Total shareholders' equity                                   14,646,253       13,840,656
                                                                   -------------    -------------

                                                                   $  28,746,895    $  31,972,196
                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   2000            1999
                                                               ------------    ------------
Cash flows from operating activities:
    Net loss                                                   $ (2,523,300)   $ (8,671,102)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                               1,490,319       1,709,848
      Other                                                            (102)          4,200
      Changes in operating assets and liabilities:
        Accounts receivable                                         403,259        (175,770)
        Inventories                                                 668,227         153,027
        Prepaid expenses and other current assets                  (225,062)         61,572
        Accounts payable                                           (283,406)        540,909
        Accrued expenses                                           (772,724)        601,856
        Deferred credits and revenue                             (2,802,987)      4,640,667
                                                               ------------    ------------
           Net cash used in operating activities                 (4,045,776)     (1,134,793)
                                                               ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                          (2,942,443)     (1,084,375)
    Sale of evaluation and demonstration instruments                     --       1,031,430
    Purchases of marketable securities                          (15,355,231)    (14,074,620)
    Proceeds from maturities of marketable securities            17,587,747       4,101,443
    Other                                                               702             600
                                                               ------------    ------------
           Net cash used in investing activities                   (709,225)    (10,025,522)
                                                               ------------    ------------
Cash flows from financing activities:
    Principal payments on borrowings                               (276,379)     (1,157,872)
    Proceeds from borrowings                                        115,846              --
    Net proceeds from the issuance of common stock                3,695,813      12,462,087
                                                               ------------    ------------
           Net cash provided by financing activities              3,535,280      11,304,215
                                                               ------------    ------------


Effect of exchange rate changes on cash and cash equivalents       (160,342)       (240,521)
                                                               ------------    ------------

           Net decrease in cash and cash equivalents             (1,380,063)        (96,621)

Cash and cash equivalents at beginning of period                  2,786,162       3,432,614
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $  1,406,099    $  3,335,993
                                                               ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $    443,914    $    477,219
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

(2)  COMPREHENSIVE LOSS

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                       2000           1999           2000           1999
                                                   -----------    -----------    -----------    -----------
     Net loss                                      $  (487,271)   $(1,981,187)   $(2,523,300)   $(8,671,102)
     Change in cumulative translation adjustment       (90,585)       106,111       (366,916)      (331,410)
                                                   -----------    -----------    -----------    -----------
     Comprehensive loss                            $  (577,856)   $(1,875,076)   $(2,890,216)   $(9,002,512)
                                                   -----------    -----------    -----------    -----------

(3)  INVENTORIES

                                             September 30,      December 31,
                                                 2000               1999
                                              ----------         ----------
     Raw materials                            $1,646,917         $2,260,586
     Work-in-process                           1,313,239            658,983
     Finished goods                              487,965          1,196,779
                                              ----------         ----------
                                              $3,448,121         $4,116,348
                                              ----------         ----------

(4)  OTHER CURRENT LIABILITIES

                                                  September 30,  December 31,
                                                       2000         1999
                                                    ----------   ----------
     Deferred research and development funding      $1,333,334   $2,833,334
     Deferred royalty payments                         710,000    2,260,000
     Current portion of long-term debt                 415,271      349,511
     Other                                             258,893       11,880
                                                    ----------   ----------
                                                    $2,717,498   $5,454,725
                                                    ----------   ----------

     The Company's distribution agreement with Agilent Technologies, Inc. ("Agilent") provides for prepaid funding of research and development costs and royalty payments over the initial term of the agreement. These prepayments are being recognized over the periods benefited.

(5)  SHAREHOLDERS' EQUITY

     On March 13, 2000, the Company called the warrants issued in connection with a private equity placement completed in June 1997, resulting in the issuance during the nine months ended

     September 30, 2000, of 355,556 shares of Common Stock at $6.75 per share. The remaining increase in shareholders' equity during this period is primarily due to the issuance of 300,569 shares of Common Stock in connection with employee stock plans, partially offset by a year-to-date net loss.

(6)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a healthcare finance company with which the Company has a credit line and notes payable. As of September 30, 2000, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable totaled $604,661.

     The Company's exclusive distributors, Agilent and CODMAN, a Johnson & Johnson company, are shareholders of the Company. Sales to these parties were approximately $6 million and $16.2 million for the three and nine months ended September 30, 2000, respectively. As of September 30, 2000, outstanding accounts receivable for these distributors represented 89% of total outstanding accounts receivable. One of the Company's directors is also an executive officer of Agilent.

     Item 2. Management's Discussion and Analysis of Results of Operations and
     -------------------------------------------------------------------------
     Financial Condition
     -------------------

     The Company's discussion and analysis of results of operations and financial condition, including statements regarding the Company's expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 1999. When used in the Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," "targets," or similar expressions and variations thereof are intended to identify such forward-looking statements.

     SUMMARY
     -------

     Diametrics Medical, Inc., which began operations in 1990, is engaged in the development, manufacturing and commercialization of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point-of-patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of September 30, 2000, the primary funding for the operations of the Company has been approximately $147 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

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

     RESULTS OF OPERATIONS
     ---------------------

     Sales. Sales of the Company's products were $6,580,956 and $18,342,193 for the three and nine months ended September 30, 2000, compared to $4,694,294 and $13,577,227 for the same periods in the prior year, increases of 40% and 35%, respectively. The increase in sales for the three and nine months ended September 30, 2000 over the prior year reflects a 29% and 34% respective increase in instrument sales. This increase was partially offset during the year-to-date period by a general decrease in product pricing under the Agilent distribution agreement. The significant increase in instrument sales between periods was impacted primarily by sales to Agilent and CODMAN. While unit sales of disposable cartridges and sensors grew 27% between the first nine months of 1999 and 2000, related revenues remained relatively flat due to the impact of the lower average sales prices described above. The impact of reduced pricing was partially mitigated by the recognition of royalty revenue from the Agilent distribution agreement of $600,000 and $1,550,000 for the three and nine months ended September 30, 2000. The Company's direct sales to Agilent and CODMAN comprised approximately 91% and 89% of total sales for the three and nine months ended September 30, 2000, respectively, compared to 71% and 65% for the same periods in the prior year.

     Intermittent blood testing products represented 46% and 43% of total sales for the three and nine months ended September 30, 2000, compared to 42% and 39% for the comparable periods in 1999. Continuous monitoring products comprised the remaining sales in each period.

     Intermittent blood testing products revenue was comprised of 71% and 67% instrument related revenue and 29% and 33% disposable cartridge related revenue for the three and nine months ended September 30, 2000, respectively. Continuous monitoring products revenue was comprised of 78% and 79% instrument related revenue and 22% and 21% disposable sensor revenue for the three and nine months ended September 30, 2000, respectively. The high concentration of instrument related revenue was impacted primarily by sales to Agilent and CODMAN.

     The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 2000, the Company has sold approximately 6,900 instruments. Unit sales of instruments for the three and nine months ended September 30, 2000, increased approximately 36% and 41%, respectively, over unit sales for the same periods in 1999, while disposable sensor and cartridge unit sales increased 35% and 27%, respectively, over the same periods in 1999. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     The Company has targeted continued revenue growth during the fourth quarter of 2000, as a result of further planned expansion of its blood and tissue analysis product lines and continued commercialization of these products by market leading distribution partners.

     Cost of Sales. Cost of sales totaled $4,593,081 and $13,304,547, or 70% and 73% of revenue for the three and nine months ended September 30, 2000, compared to $4,090,404 and $11,523,683 or 87% and 85% of revenue for the same periods in the prior year. The period-to-period improvement in the Company's cost of sales as a percentage of revenue reflects increased unit sales volumes, a higher mix of instrument sales, improved cartridge yields, a reduction in instrument material costs, and the impact of operational efficiencies and process improvements, partially offset by lower average sales prices. The impact of lower pricing was partially mitigated by royalty revenue from Agilent. The Company is targeting continued improvements in gross profit in the fourth quarter of 2000.

     Operating Expenses. Research and development expenditures totaled $1,249,809 and $3,612,766 for the three and nine months ended September 30, 2000, compared to $968,693 and $3,849,777 for the same periods in 1999. Additional investments were made during 2000 to support new research and development projects, the impact of which was reduced by the recognition of $500,000 and $1,500,000 during the third quarter and year-to-date periods, respectively, of research and development funding received from Agilent as part of the distribution agreement. The comparable research and development funding amounts recognized in 1999 were $500,000 and $666,667 for the third quarter and year-to-date periods, respectively.

     Selling, general and administrative expenses totaled $1,272,306 and $4,088,429 for the three and nine months ended September 30, 2000, compared to $1,619,021 and $6,642,552 for the same periods in 1999. The period-to-period decreases in expenses were primarily impacted by funding of sales activities by Agilent from June 1999 through October 1999 and the transfer in November 1999 of most of the Company's sales and marketing functions to Agilent.

     Operating expense run rates for fourth quarter of 2000 are expected to approximate levels experienced in the third quarter of 2000.

     Other Income (Expense). Net other income totaled $46,969 and $140,249 for the three and nine months ended September 30, 2000, compared to net other income of $2,637 and net other expense of $232,317 for the same periods in 1999. The Company realized interest income of $211,248 and $629,842 for the three and nine months ended September 30, 2000, compared to $218,643 and $312,295 for the same periods in 1999. The year-to-date increase reflects the impact of higher average cash and investment balances, primarily due to the timing of the Company's financing activities, funding received from Agilent and improved cash flows from operations.

     Interest expense totaled $146,468 and $443,914 for the three and nine months ended September 30, 2000, compared to $155,492 and $477,219 for the same periods in 1999. The period-to-period decrease reflects the impact of lower average debt balances.

     Net Loss. The net loss for the three and nine months ended September 30, 2000 was $487,271 and $2,523,300, compared to $1,981,187 and $8,671,102 for the same periods in 1999. Compared to the three and nine months ended September 30, 1999, the net loss decreased by 75% and 71%, respectively, for the same periods in 2000. These decreases reflect revenue growth; improved margins, influenced by higher unit volumes, changes in product mix and improved manufacturing yields; and reduced operating expenses due primarily to research and development funding received from Agilent and the transfer of the Company's sales and marketing functions to Agilent. The Company is targeting continued improvement in net loss during the fourth quarter of 2000.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At September 30, 2000, the Company had working capital of $14,343,822, a decrease of $665,646 from the working capital reported at December 31, 1999. The decrease is impacted primarily by purchases of property and equipment of approximately $2.9 million and net cash used in operating activities, partially offset by proceeds from exercises under employee stock plans and warrants of approximately $3.7 million.

     Net cash used in operating activities totaled $4,045,776 for the nine months ended September 30, 2000, compared to $1,134,793 for the same period in 1999. This was the result of net losses of $2,523,300 and $8,671,102 for these same periods in 2000 and 1999, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable decreased $403,259 for the nine months ended September 30, 2000, compared to a $175,770 increase for the same period in 1999. The reduction in accounts receivable in the first nine months of 2000 relative to the increase for the same period in 1999 occurred in spite of a significantly larger increase in sales between periods primarily due to an improvement in days sales outstanding and to the timing of sales.

     Inventories decreased $668,227 and $153,027 for the nine months ended September 30, 2000 and 1999, respectively, reflecting significant sales of instruments in both periods. The larger decrease in inventories during 2000 relative to 1999 also reflects an improvement in inventory turnover, due to improved inventory management.

     Accounts payable and accrued expenses decreased $1,056,130 for the nine months ended September 30, 2000, compared to an increase of $1,142,765 for the same period in 1999. The increase in 1999 was primarily due to accrued financing and other costs associated with the Agilent distribution agreement. The decrease in 2000 was primarily due to the payment of most of these accrued costs during 2000.

     Deferred credits and revenue decreased $2,802,987 during the nine months ended September 30, 2000, compared to an increase of $4,640,667 for the same period in 1999. The decrease in 2000 represents the recognition of funding from Agilent for research and development and royalties of $3,050,000, partially offset by customer advance payments. The increase during 1999 primarily reflects the receipt of $7,500,000 of prepaid funding from HP under the terms of the distribution agreement, partially offset by the recognition of approximately $2,900,000 of the funding as a reduction of 1999 expenses.

     Net cash used in investing activities totaled $709,225 for the nine months ended September 30, 2000, compared to $10,025,522 for the same period in 1999. This change was affected primarily by the amounts and timing of equity funding, which affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $2,942,443 in 2000 and $1,084,375 in 1999, also affected net cash used in investing activities in each period. In 2000, the Company expects capital expenditures and new lease commitments to approximate $3 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $3,535,280 for the nine months ended September 30, 2000, compared to $11,304,215 for the same period in 1999. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises. Net cash provided by financing activities in 1999 was primarily due to proceeds of approximately $4 million from the issuance of common stock as a result of the exercise of a Put Option under a Put Option and Stock Purchase Agreement with Johnson & Johnson Development Corporation and a $9.5 million private equity placement with HP, partially offset by principal payments on borrowings and capital lease obligations.

     At September 30, 2000, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $115.4 million and $1.2 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." The Company estimates that U.S. net operating loss carryforwards of $2.9 million are not currently available due to these annual limitations. Net operating losses incurred since August 4, 1995 are not currently subject to the "change in ownership" limitations. If not used, these net operating loss carryforwards begin to expire in 2005.

     The Company's foreign subsidiary also has net operating loss carryforwards of approximately $47 million, which can be carried forward indefinitely.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, SAB 101 is now effective no later than the fourth fiscal quarter of all fiscal years beginning after December 15, 1999. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. In October 2000, the Office of the Chief Accountant issued guidance on frequently asked questions and answers regarding SAB 101. The Company is taking this guidance into consideration during its evaluation of SAB 101. The Company believes that its revenue recognition policies are in compliance with SAB 101, and does not expect it to have a material impact on its financial condition or results of operations.

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



     DIAMETRICS MEDICAL, INC.




     By: /s/ Laurence L. Betterley
         -----------------------------------------------------
             Laurence L. Betterley
             Senior Vice President
             and Chief Financial Officer
             (and Duly Authorized Officer)






     Dated:       November 14, 2000

                            DIAMETRICS MEDICAL, INC.
                                  EXHIBIT INDEX



        Exhibit
        No.                       Description
        -------                   -----------


        27             Financial Data Schedule