Form 10-K
period 2000-12-31
DIAMETRICS MEDICAL INC
filed 2001-03-30
CIK 895380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 2000
                                      or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X     No _____
                             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [_]

     As of February 28, 2001, 26,725,416 shares of Common Stock were outstanding, and the aggregate market value of the common shares (based upon the closing price on said date on The Nasdaq National Market) of DIAMETRICS MEDICAL, INC. held by non-affiliates was approximately $142,000,000.

                      Documents Incorporated by Reference

Parts of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Part II hereof.
Parts of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held on May 23, 2001 are incorporated by reference in Part III hereof.

                                    PART I

          Unless the context otherwise indicates, all references to the "Registrant," the "Company," or "Diametrics" in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. ("DML").

          The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.(R), IRMA(R)SL, IDMS(R), Paratrend 7(R), Neotrend(TM), Neurotrend(TM) and Trendcare(R). SureStep(R)Pro is a registered trademark of LifeScan, a Johnson & Johnson company. Argyle(R) is a registered trademark of Tyco Ludlow.

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

          Blood and tissue analysis is an integral part of patient diagnosis and treatment, and access to timely and accurate results is critical to effective patient care. The Company believes that its blood and tissue analysis systems will result in more timely therapeutic interventions by providing accurate, precise and immediate or continuous test results, thereby allowing faster patient transfers out of expensive critical care settings and reducing patient length of stay. In addition, point-of-care testing can save money for hospitals by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood and tissue samples. Moreover, point-of-care blood and tissue analysis systems could ultimately eliminate the need for hospitals to maintain expensive and capital intensive stat laboratories.

          The Company has two primary product platforms. The first platform includes intermittent blood testing products based primarily on electrochemical technology (the IRMA SL Blood Analysis System) and the second platform includes continuous monitoring products based upon fiberoptic technology (the Trendcare Continuous Blood Gas Monitoring Systems and the Neurotrend Cerebral Tissue Monitoring System). Since its inception in 1990, the Company has developed, manufactured and marketed the IRMA ("Immediate Response Mobile Analysis") System, an electrochemical-based blood analysis system that provides rapid and accurate diagnostic results at the point-of-patient care. The IRMA SL System consists of a portable, microprocessor-based analyzer that employs single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure.

          The Company's first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients--the measurement of oxygen, carbon dioxide and acidity (the "blood gases"). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures inorganic compounds including sodium, potassium and ionized calcium. The Company further expanded its critical or "stat" test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit (i.e., the concentration of red blood cells in whole blood) to its electrolyte cartridge. With these measurements and associated calculated values, the IRMA SL System is able to perform the majority of the critical or stat tests performed annually in the United States, comprising an estimated $1.2 billion annual market. In 1997, the Company introduced its third-generation system, IRMA SL Series 2000, and a new combination cartridge. The combination cartridge is based upon the Company's "snapfit" cartridge design and gives clinicians the ability to perform all critical blood gas, electrolyte and hematocrit tests using one small blood sample and one single-use cartridge. During 1998, the Company expanded the test menu of the IRMA System by integrating the LifeScan (a Johnson & Johnson company) SureStepPro glucose strip testing module into the analyzer. In 2000, the Company introduced its H4 single-use cartridge, which adds both chloride and blood urea nitrogen ("BUN") to a test panel of sodium, potassium and hematocrit. Also under development are additional blood tests for glucose, lactate and creatinine, and a reusable version of the single use disposable cartridge, called IRMA-M.

      In the fourth quarter of 1996, the Company expanded to its second product platform with the introduction of a number of new products through the acquisition of Biomedical Sensors, Ltd. ("BSL"), a Pfizer company. With the acquisition of BSL (now known as Diametrics Medical, Ltd.), the Company acquired a world-class continuous monitoring fiberoptic technology platform, which complements the Company's existing electrochemical sensor intermittent testing platform. This product line includes indwelling continuous monitoring systems, consisting of a monitor, calibrator and intravascular disposable sensors. Primary products include the Trendcare monitoring system, consisting of Paratrend 7, which provides direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients, and Neotrend, which provides direct continuous monitoring of blood gases and temperature in critically ill newborn babies; and the Neurotrend cerebral tissue monitoring system, which measures oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia (i.e., deficient blood supply to the brain) and hypoxia (i.e., inadequate oxygenation of the blood) in patients with severe head injury and in patients undergoing surgical intervention in the brain.

      The Company has obtained clearances under Section 510(k) of the Food Drug and Cosmetic Act (the "FDC Act") to market the IRMA SL System to test blood gases, electrolytes, glucose, BUN and hematocrit in whole blood in hospital laboratories and at the point-of-patient care, the Paratrend 7 and Neotrend to monitor blood gases and temperature, and the Neurotrend system to monitor oxygen, carbon dioxide, acidity and temperature in the brain. Additionally, in the first quarter of 1998, the Company received clearance from the United States Food and Drug Administration (the "FDA") to market the new IRMA-M multi-use cartridge for its IRMA SL System. This cartridge is undergoing additional development before it is released to the market. The Company has also gained CE Mark approval for the IRMA SL System and the Paratrend 7, Neotrend and Neurotrend continuous monitoring products, allowing these products to be marketed in Europe.

      In October 1998, the Company entered into an exclusive distribution agreement with Codman & Shurtleff, Inc., a Johnson & Johnson company ("Codman"), for worldwide market development and distribution of the Company's Neurotrend monitoring system. The term of the agreement is for six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market.

      On June 7, 1999, the Company and Hewlett Packard Company ("HP") announced that HP had signed an exclusive worldwide distribution agreement to market, sell and distribute the Company's Trendcare continuous blood-gas monitoring systems and the IRMA SL point-of-care blood analysis system. Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of these products to HP. The initial term of the distribution agreement is three and a half years, with the option for extensions. The distribution agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial term of the agreement, as well as funding of sales and marketing costs during a sales transition period in 1999. In November 1999, HP assigned the distribution agreement, with all its related rights and obligations, to Agilent Technologies, Inc. ("Agilent"), a leading provider of test and measurement solutions and communications components. Agilent was formed as a new company and subsidiary of HP in November 1999. HP spun-off its ownership in Agilent to HP shareholders during 2000. In November 2000, Agilent announced the proposed sale of its healthcare business to Philips Medical Systems, a division of Royale Philips Electronics. The sale transaction is currently undergoing anti-trust review. The agreement between Agilent and the Company is assignable to Philips with the Company's consent.

      The Company's principal executive office is located at 2658 Patton Road, Roseville, Minnesota 55113, and its telephone number is (651) 639-8035.

Principal Products

      Additional information regarding the Company's principal products is provided below:

      IRMA SL Series 2000 Blood Analysis System. The IRMA SL Series 2000 ("IRMA SL System"), the third generation IRMA analysis system, was released in the third quarter 1997, and provides the necessary foundation for current and future product enhancements. The IRMA SL System is comprised of the IRMA SL analyzer and a variety of electrochemical-based disposable cartridges which perform select combinations of the most frequently ordered critical care diagnostic tests of blood gases, electrolytes, hematocrit, chloride and BUN in a simple 90-second procedure. The IRMA SL System also features electronic quality control, as an alternative to aqueous quality control measures, which eliminates the need for this costly and time-consuming process for many customers.

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

      IDMS - The IRMA Data Management System. IDMS is an advanced data management software program that provides a comprehensive data management system for point-of-care testing technologies. IDMS was initially released in 1996, and an enhanced version was released in the third quarter of 2000. IDMS integrates point-of-care diagnostic results from multiple IRMA devices and offers convenient sorting, viewing and analysis capabilities for trending, reporting, and archiving data. IDMS also seamlessly transfers point-of-care results to other laboratory or clinical information systems.

      Capillary Collection Device. The Capillary Collection Device was initially introduced in 1996 and was enhanced in the third quarter of 2000 with a new design. The Capillary Collection Device is a disposable component of the IRMA SL System and provides the capability to collect and inject a capillary blood sample. It is used with the IRMA SL System's single use cartridges to perform blood gas, electrolyte, hematocrit and BUN testing. The capillary collection device has applications in neonatal and pediatric intensive care units, and in other situations where a capillary sample is preferred over an arterial or venous sample.

      Trendcare Continuous Blood Gas Monitoring System. The Trendcare Continuous Blood Gas Monitoring System ("Trendcare"), consists of a monitor, patient data module and calibration system which provides the platform for the Paratrend 7 and Neotrend intravascular disposable sensors (described below). The Trendcare monitor displays trended patient data which allows constant surveillance of the patient's condition, while the patient data module stores critical calibration and patient information which moves with the patient during transfers. The real-time patient information delivered by Trendcare can signal the onset of adverse events and immediately identifies the impact of ventilator and resuscitation therapy.

               Paratrend 7. Paratrend 7 is the Company's second generation sensor for its continuous monitoring products, and is the only multi-parameter sensor for in-vivo direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill adult and pediatric patients. Inserted via an arterial catheter, the sensor provides constant, precise measurement of vital blood gas parameters. The new technology uses a fluorescent optical sensor for monitoring oxygen, replacing the electrochemical version of its predecessor. During 2000, the Company released a modified version of this sensor, Paratrend 7+, which provides a dial-in introducer system as an alternative to the telescopic introducer of

      Paratrend 7. The dial-in introducer allows faster placement of the sensor into an arterial line, facilitating ease of use. The Company received FDA clearance in October 1977 to market the Paratrend 7 in the United States and received CE Mark approval in May 1998, allowing the system to be marketed in Europe.

            Neotrend. Based upon the fluorescent optical sensor technology introduced with the Paratrend 7, Neotrend is the only multi-parameter system for direct continuous monitoring of blood gases (oxygen, carbon dioxide and acidity) and temperature in critically ill newborn babies, delivering real-time respiratory and metabolic information at the point-of-care. The Company received FDA clearance in December 1997 to market Neotrend in the United States, and received CE Mark approval in May 1998, allowing the product to be marketed in Europe. Effective early 2001, Neotrend is compatible with Argyle 3.7-Fr. and 5.0-Fr. umbilical artery catheters, offering the convenience of use with this widely accepted and utilized catheter brand.

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

      Prior to clearance for marketing in Europe, the Company's products must also meet regulatory standards outlined in several directives administered by the European Union. Compliance with applicable directives and achievement of CE Mark approval is based upon conformity assessment to the essential requirements stated in the directive. In order for manufacturers to affix CE Mark to their products, allowing the products to be marketed in Europe, they must follow the conformity assessment procedures applicable to the classification of the product, and prepare a declaration of conformity. Once gained, the CE Mark requires updating when significant changes are made to the product, and the Company's full quality system is subject to annual audit by its notified body in the United Kingdom and in the United States.

      The Company has gained CE Mark approval for all of its marketed products that currently require it, including the Paratrend 7, Neotrend and Neurotrend continuous monitoring products, and the IRMA SL System.


      The Company's long-term business strategy includes development of cartridges and sensors for performing additional blood and tissue chemistry tests, and any such additional tests will be subject to the same regulatory process. No assurance can be given that the Company will be able to develop such additional products or uses on a timely basis, if at all, or that the necessary clearances for such products and uses will be obtained by the Company on a timely basis or at all, or that the Company will not be subjected to a more extensive prefiling testing and FDA approval process. The Company also markets its products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Quality System Regulations promulgated by the FDA.

      The Company's intermittent testing products are affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA") which has been implemented by the Health Care Financing Administration ("HCFA"). This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity; "waived," "moderate complexity" and "high complexity." The tests performed by the Company's IRMA SL System have been categorized under CLIA as "moderately complex," which places this system in the same category as most other commercially available blood gas and blood chemistry testing instruments. The glucose test is categorized as a "waived" test, which places this test in the same category as most other commercially available point-of-care glucose testing systems. The Company's continuous monitoring products are not affected by CLIA.

Research and Development

      The Company owns two complementary technology platforms; an electrochemical platform, on which IRMA intermittent testing products are based, and a fiberoptic platform, on which the Paratrend 7, Neotrend and Neurotrend continuous monitoring products are primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

      The Company intends to continue to expand its cartridge and test menus available on the IRMA SL System. The H4 single-use cartridge, which adds both chloride and BUN to a panel of sodium, potassium and hematocrit, was released to the market in 2000 and is intended for use by critical care centers to screen patients for renal complications. In addition to the single-use cartridge, the Company is developing a multi-use cartridge that will incorporate the Company's current sensor and calibration technologies into products that can perform multiple blood test panels on different patients over a period of days before disposal. A multi-use system will serve the needs of high volume critical care centers where rapid patient throughput and a low cost per test panel are required. The multi-use module was initially scheduled for commercial release in 1999. However, feedback from customers has lead to further design enhancements including automated operation, with global commercialization scheduled for 2002. Also under development are new additions to the IRMA SL's cartridge blood test menu, including glucose, lactate and creatinine. A single-use cartridge which tests glucose and a panel of electrolytes is scheduled for commercial release in late 2001. The Company believes that the IRMA SL System and related core technologies provide a flexible platform which, with a limited amount of additional development, will be capable of performing an even wider variety of blood chemistry tests.

      Development efforts also include further enhancements to the Company's IRMA Data Management System ("IDMS"). IDMS is an advanced data management software program that provides a comprehensive data management system for point-of-care technologies. The new enhanced version of IDMS, scheduled for market release in late March, permits the point-of-care coordinator to manage and control the point-of-care program from one central location, improving the overall efficiency of the clinical, laboratory and information technology staffs, lowering the cost of operating the program, ensuring regulatory compliance and reducing transcription errors.

      The Company plans to continually improve the IRMA SL System through software upgrades, manufacturing process improvements and equipment design enhancements, based on the results of ongoing marketing studies and field experience.

      Development activities for the continuous monitoring platform during 2000 included a joint development effort with Cook Incorporated ("Cook") focused on improving the access and ease of use of the Paratrend 7 with a non-kinking catheter. Cook's new non-kinking catheter for use with Paratrend 7 received FDA clearance in March 2001, with commercial release in the United States expected in the second quarter. Cook is now pursuing CE Mark approval, which will allow the product to be marketed in Europe. Development efforts are also focused on improving the bolt access and insertion devices for Neurotrend. Additionally, studies are underway to apply continuous monitoring technology to new neurological and tissue applications. The Company's future development plans also include further expansion of the blood and tissue analysis test menu available on the continuous monitoring platform.

      Another major application initiative under development is the integration of the Company's point-of-care intermittent testing and continuous monitoring product lines into Agilent's patient monitoring platforms. These projects, jointly under development by Agilent and the Company, include hardware, software and disposable elements. The hardware component consists of a blood analysis system in support of Trendcare continuous monitoring applications, and a blood analysis system that supports IRMA intermittent testing applications. Both systems are designed to plug directly into Agilent's patient monitoring platform, providing an integration of technologies which will create a communications interface that facilitates monitor display of both biochemical and physiological information at the patient's bedside. The integrated blood analysis systems which support intermittent testing and continuous monitoring product line applications are scheduled for availability in the second half of 2001 and the first half of 2003, respectively.

      The Company has incurred research and development expenses of approximately $4,962,000, $4,847,000 and $6,466,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Sales and Marketing

      The Company markets and distributes its products primarily through two global partnerships with Codman and Agilent. The Company also continues to sell direct to end-users in the veterinary market which is not subject to an exclusive distribution agreement. Additionally, the Company's marketing strategy is to pursue partnerships with market leaders who will help identify and promote future applications in continuous tissue monitoring.

      Effective October 1, 1998, the Company entered into an exclusive distribution agreement with Codman for worldwide market development and distribution of the Company's Neurotrend monitoring system. The Company's exclusive distribution agreement with Agilent, initially entered into with Hewlett Packard Company on June 7, 1999, provides for worldwide market development and distribution of the Company's Trendcare continuous blood gas monitoring systems and the IRMA SL blood analysis system. Information concerning the Company's export sales is contained in the financial section of the Company's Annual Report to Shareholders for the year ended December 31, 2000, under note 14 of Notes to Consolidated Financial Statements, and is incorporated herein by reference.

      Prior to entering into the exclusive distribution agreements described above, the Company's marketing efforts for its blood analysis systems focused on acute care hospitals. Under the Company's new distribution agreements, near term end-user sales of the Company's products are expected to continue to come from hospital critical care departments where blood tests are frequently requested on a stat basis. The Company's distributors' objectives will also include penetration of smaller hospitals and alternate-site markets, such as emergency medical facilities, home healthcare agencies, outpatient clinics, skilled nursing homes and doctors' offices or clinics. The Company believes that the advantages of its blood analysis and monitoring systems will help overcome the possible reluctance of acute care hospitals to change standard operating procedures for performing blood and tissue analysis or incur additional capital expenses.

      The Company's established arrangements with hospital systems, healthcare facilities and other influential healthcare buying groups which established the Company as a sole, preferred or dual source supplier of its blood analysis systems are now administered by Agilent. The Company expects its distribution partners to continue to enter into arrangements with buying groups and customers with respect to purchases of its blood and tissue analysis systems.

Manufacturing

      The Company's manufacturing facilities support its intermittent testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its IRMA electrochemical thick-film cartridges in its Roseville, Minnesota facility. Components for the Company's continuous monitoring sensors used in the Paratrend 7, Neotrend and Neurotrend products are sourced from a variety of outside vendors, but the unique assembly and testing of the sensing elements is performed in the Company's High Wycombe facility. The sub-assembly of external plastic assemblies is sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the Trendcare and Neurotrend monitors and patient data module. The Company assembles in-house the IRMA SL analyzer and the continuous monitoring calibrator at the Roseville and High Wycombe facilities, respectively. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the IRMA SL analyzer is developed and maintained by the Company, and software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

      The majority of the raw materials and purchased components used to manufacture the Company's products are readily available. Most of the Company's
raw materials are or may be obtained from more than one source.   A small number
of these materials, however, are unique in their nature, and are therefore single sourced. Plans are ongoing to add additional second sourcing where appropriate.

      The Company's manufacturing facilities include four clean rooms in Roseville which range from Class 1,000 to Class 100,000, and two clean rooms in High Wycombe, both rated as Class 10,000. The Company believes its current facilities can support production of required cartridges and sensors for the foreseeable future, without further significant capital investments.

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

      The Company continues to successfully undergo required inspections of its manufacturing facilities by the FDA (most recently in October 1998 and October 1999 for Roseville and High Wycombe facilities, respectively), and by the British Standards Institution for the High Wycombe facility (most recently in July 2000). As a result of these inspections, the Company's manufacturing facilities and documentation and quality control systems are deemed satisfactory and in compliance with Quality System Regulations.

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

      For its intermittent testing platform, the Company currently maintains four patents issued for its calibration technology, four patents related to its sensor technology and four for companion technology. In addition, two patents have been issued and maintained covering the IRMA SL analyzer and disposable cartridge designs. Additionally, the Company has submitted patent applications pertaining to an enzymatic sensor. Overseas, the Company has foreign patent applications pending, filed under the Patent Cooperation Treaty, designating various jurisdictions, including Canada, the major European countries, Brazil, Australia and Japan, corresponding to one or more U.S. applications. The Company maintains 16 foreign patents; two issued in the United Kingdom, two in Germany, two in France, five in Canada and five in Japan.

      As it relates to its continuous monitoring platform, the Company currently maintains eight U.S. patents associated with the design and manufacture of its sensor technology platforms, and has filed two patent applications. These patents are at various patent process stages in the major European countries and Japan.

      Material patents have expirations ranging from the year 2006 to 2018. The Company is not currently a party to any patent litigation.

      The Company has federally registered the trademarks "IRMA SL," "Diametrics Medical, Inc.," "Diametrics Medical, Incorporated," "IRMA Data Management System
(IDMS)," "Neocath," "Paratrend," "Tissutrak," "Paratrend 7+," "Neotrend," "Trendcare," and "Neurotrend."

Competition

       The Company believes that potential purchasers of point-of-care blood and tissue analysis systems will base their purchase decision upon a combination of factors, including the product's test menu, ease of use, accuracy, price and ability to manage the data collected. The Company is aware of one other company, i-STAT, that is marketing a hand-held point-of-care blood analysis system. The Company believes that the IRMA SL System possesses distinct competitive advantages over i-STAT's products including ease of use, closed instead of open handling of blood samples and room temperature instead of refrigerated storage of reagents.

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

      The Company's blood analysis systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Company's products, they are complex, expensive and require the use of skilled technicians. The Company believes that its blood analysis systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness. The Company believes that its multi-parameter continuous arterial blood gas and tissue monitoring systems are currently the only products of their kind commercially available.

      The Company's products are competitively priced with other point-of-care product offerings and are lower in price than centralized testing labs when the full cost of implementation is considered (i.e., equipment, maintenance, facilities and trained lab personnel). Centralized testing labs also do not provide the convenience and fast turnaround time for test results that point-of-care products offer.

      Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company's blood and tissue information systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being sold by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Executive Officers

        Name                 Age          Position
        ----                 ---          --------

David T. Giddings            57           President, Chief Executive Officer and
                                          Chairman

Roy S. Johnson               48           Executive Vice President and
                                          President and Managing Director of
                                          Diametrics Medical, Ltd.

Laurence L. Betterley        47           Senior Vice President and
                                          Chief Financial Officer

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

      Mr. Johnson joined the Company in November 1996 as an Executive Vice President, and the President and Managing Director of Diametrics Medical, Ltd. ("DML"), a subsidiary of the Company established in conjunction with the acquisition in November 1996 of Biomedical Sensors, Ltd. ("BSL"). DML markets a line of indwelling monitoring systems for continuous blood and tissue assessment of critically ill patients. Beginning in 1977, Mr. Johnson served in a number of management positions for the predecessors of the BSL business, most recently as President and Chief Executive Officer while it was a subsidiary of Orange Medical Instruments, Inc. and later when it was an operating unit of Pfizer Inc. Mr. Johnson started his career in 1974 with Burroughs Wellcome in pharmaceutical production management and was the head of manufacturing in Burroughs' Sydney, Australia subsidiary.

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

Employees

      As of December 31, 2000, the Company had a total of 154 full-time employees, including 47 persons engaged in research and development activities. None of the Company's employees are covered by a collective bargaining agreement, and Diametrics believes it maintains good relations with its employees.

Forward-Looking Statements

      This Annual Report on Form 10-K and the Company's financial statements, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Item 7 and other documents incorporated by reference contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs, including, but not limited to, our current assumptions about future financial performance, anticipated problems, and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending upon a variety of important factors, including those described in Exhibit 99 to this Form 10-K.



Item 2.  Properties

         The Company's principal properties are as follows:

Location of                               Use of                     Approximate                 Lease
 Property                                Facility                   Square Footage          Expiration Date
----------------                   ------------------               --------------          ---------------
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

The Company believes that its facilities are sufficient for its projected needs through 2002.

Item 3.  Legal Proceedings

         The Company is currently not subject to any material pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock, $.01 par value, trades on The Nasdaq National Market under the symbol "DMED." The information contained under the heading "Stock Information" on page 36 in the

Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report to Shareholders"), is incorporated herein by reference.

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

Item 8.    Financial Statements and Supplementary Data

           The information contained under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity and Comprehensive Loss," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 19 through 33 and "Report of Independent Auditors" on page 34 in the Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

           Directors of the Registrant

           The information contained under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 23, 2001, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2000 (the "Proxy Statement"), is incorporated herein by reference.

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

      The following consolidated financial statements of Diametrics Medical, Inc., which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof:

      Report of Independent Auditors
      Consolidated Statements of Operations for each of the years in the three-
          year period ended December 31, 2000
      Consolidated Balance Sheets at December 31, 2000 and 1999
      Consolidated Statements of Shareholders' Equity and Comprehensive Loss for
          each of the years in the three-year period ended December 31, 2000
      Consolidated Statements of Cash Flows for each of the years in the three-
          year period ended December 31, 2000
      Notes to Consolidated Financial Statements

      Except for the financial statements listed above and the items specifically incorporated by reference in Items 5, 6, 7, 7.a. and 8 hereof, the Annual Report to Shareholders is not deemed to be filed as part of this Annual Report on Form 10-K.

      2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

                            Balance at            Charged to
                           Beginning of           Costs and             Charged to                                   Balance at End
                              Period               Expenses           Other Accounts            Deductions             of Period
                           ------------           ----------          --------------           ------------          --------------
Allowance for doubtful
accounts:
2000                           $200,000             $ 15,000             $         -           $   (61,250)*               $153,750
1999                            280,000              301,836                       -              (381,836)*                200,000
1998                            188,599              207,511                       -              (116,110)*                280,000

Inventory reserve:
2000                           $ 70,125             $ 64,693             $         -           $         -                 $134,818
1999                             45,135               24,990                       -                     -                   70,125
1998                             91,260                    -                       -               (46,125)**                45,135

* Trade accounts receivable written off against the allowance for doubtful accounts.
**   Excess, slow moving or obsolete inventory written off against the inventory reserve.

          All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

          3.  Exhibits

Exhibit
No.                          Description                                          Method of Filing
---                          -----------                                          ----------------
3.1       Articles of Incorporation of the Company (as amended)                           (6)

3.2       Bylaws of the Company (as amended)                                             (13)

4.1       Form of Certificate for Common Stock                                            (1)

4.2       Form of Registration Rights Agreement between the Company and certain
          of its shareholders and warrant holders                                         (1)

4.3       Form of Registration Rights Agreement dated as of February 3, 1995
          between the Company and certain of its shareholders                             (2)

4.4       Registration Rights Agreement, dated as of January 30, 1997, by and between the Company and purchasers of Series I Junior
          Participating Preferred Stock                                                   (4)

4.5       Registration Rights Agreement, dated as of June 10, 1997,
          by and between the Company and the Purchasers                                   (7)

4.6       Form of Certificate for Series I Junior Participating Preferred Stock           (4)

4.7       Form of Stock Purchase Warrant, dated as of January 30, 1997                    (4)

4.8       Form of Stock Purchase Warrant, dated as of June 10, 1997                       (7)

10.1      Real Property Lease Agreements dated July 31, 1996, between
          Commers-Klodt, a Minnesota General Partnership, and the Company                (11)

10.2      Amendments, dated June 15, 1999, to Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General
          Partnership, and the Company                                                   (13)

10.3      Master Equipment Lease Agreement dated as of June 15, 1993, between the Company and Phoenix Growth Capitol Corp., as
          amended by Amendment No. 1 dated June 8, 1994 (including
          form of warrant issued in connection therewith)                                 (1)

10.4*     1990 Stock Option Plan (as amended and restated), including
          form of option agreement                                                        (9)

10.5*     1993 Directors' Stock Option Plan, as amended and restated                      (9)

10.6*     1995 Equalizing Director Stock Option Plan                                      (3)

10.7      1995 Employee Stock Purchase Plan (as revised and restated)                     (5)

10.8      Agreement dated January 1, 1995 between the Company and Vencor, Inc.                  (2)

10.10     Stock Purchase Agreement, dated as of January 30, 1997,
          between the Company and the Purchasers named therein                                  (4)

10.11     Stock Purchase Agreement dated as of June 10, 1997,
          between the Company and the Purchasers named therein                                  (7)

10.12     Loan and Security Agreement, dated March 31, 1998, between
          DVI Business Credit and the Company                                                   (8)

10.13     Common Stock Purchase Agreement, dated June 30, 1998, between
          the Company and the Purchasers named therein                                          (9)

10.14     Form of Stock Purchase Warrant, dated August 4, 1998                                  (9)

10.15     Note Purchase Agreement, dated August 4, 1998, between the
          Company and the Purchasers named therein                                              (9)

10.16     Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003                 (9)

10.17     Distribution Agreement, dated October 1, 1998, between the Company
          and Johnson & Johnson Professional, Inc.                                             (10)

10.18     Put Option and Stock Purchase Agreement, dated October 1, 1998,
          between the Company and Johnson & Johnson Development Corporation                    (10)

10.19     Severance Pay Agreement (in the event of Change of Control) dated
          July 31, 1998, between the  Company and David T. Giddings                            (10)

10.20     Form of Severance Pay Agreement (in the event of Change of Control)
          dated July 31, 1998, between the Company and its executive officers                  (10)

10.21     Form of Severance Pay Agreement (in the event of Termination Without
          Cause) dated July 31, 1998, between the Company and its executive
          officers                                                                             (10)

10.22     Distribution Agreement, dated June 6, 1999, between the Company
          and Hewlett-Packard Company                                                          (12)

10.23     Common Stock Purchase Agreement, dated June 6, 1999, between the
          Company and Hewlett-Packard Company                                                  (12)

10.24     Stock Purchase Warrant, dated effective as of June 28, 1999                          (12)

13        Portions of the Company's Annual Report to Shareholders
          for the year ended December 31, 2000 incorporated by reference
          in this Form 10-K                                                               Filed herewith

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-78518) (the "Registration Statement").

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration Number 33-94442).

(3)   Incorporated by reference to the Company's 1995 Annual Report on Form 10-
      K.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed March 25, 1997.

(5)   Incorporated by reference to the Company's 1996 Annual Report on Form 10-
      K.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed June 26, 1997.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(11)  Incorporated by reference to the Company's 1998 Annual Report on Form 10-
      K.

(12) Incorporated by reference to the Company's Current Report on Form 8-K filed July 23, 1999.

(13)  Incorporated by reference to the Company's 1999 Annual Report on Form 10-
      K.

(b)   Reports on Form 8-K

      No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2000.

(c)   See Item 14(a)(3) above.

(d)   See Item 14(a)(2) above.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on March 30, 2001.

                                             DIAMETRICS MEDICAL, INC.


                                             By /s/ David T. Giddings
                                                --------------------------------
                                                David T. Giddings
                                                President, Chief Executive
                                                Officer and Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2001.

      KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David T. Giddings and Laurence L. Betterley, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 2000 of Diametrics Medical, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

      Name                                   Title
      ----                                   -----

    /s/ David T. Giddings              President, Chief Executive Officer and
------------------------------------
        David T. Giddings              Chairman (Principal Executive Officer)

    /s/ Laurence L. Betterley          Senior Vice President and Chief Financial
------------------------------------
        Laurence L. Betterley          Officer (Principal Financial Officer)

    /s/ Jill M. Nussbaum               Corporate Controller
------------------------------------
        Jill M. Nussbaum               (Principal Accounting Officer)

    /s/ Andre de Bruin
------------------------------------
        Andre de Bruin                 Director

    /s/ Gerald L. Cohn
------------------------------------
        Gerald L. Cohn                 Director

    /s/ Carl S. Goldfischer
------------------------------------
        Carl S. Goldfischer, M.D.      Director

    /s/ Hans-Guenter Hohmann
------------------------------------
        Hans-Guenter Hohmann           Director

    /s/ Roy S. Johnson
------------------------------------
        Roy S. Johnson                 Director

    /s/ Mark B. Knudson
------------------------------------
        Mark B. Knudson, Ph.D.         Director

                                  EXHIBIT INDEX



Exhibit
No.                        Description
---                        -----------

13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 incorporated by reference in this Form 10-K

21         List of Subsidiaries

23         Consent of KPMG LLP

24         Powers of Attorney (included in signature page of Report)

99         Cautionary Statements Under the Private Securities Litigation Reform
           Act