Form 10-Q
period 2001-03-31
DIAMETRICS MEDICAL INC
filed 2001-05-11
CIK 895380

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on April 30, 2001, was 26,737,775.


================================================================================

                            Diametrics Medical, Inc.


                                                                            Page
                                                                            ----
Part I -- FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements (unaudited)
          Consolidated Statements of Operations:
             Three Months Ended March 31, 2001 and 2000.......................3
          Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000............................................4
          Consolidated Statements of Cash Flows:
             Three Months Ended March 31, 2001 and 2000.......................5
          Notes to Consolidated Financial Statements..........................6

 Item 2.  Management's Discussion and Analysis of Results of Operations
             and Financial Condition..........................................7

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........10

Part II -- OTHER INFORMATION

 Item 1.  Legal Proceedings..................................................11
 Item 2.  Changes in Securities..............................................11
 Item 3.  Defaults Upon Senior Securities....................................11
 Item 4.  Submission of Matters to a Vote of Security Holders................11
 Item 5.  Other Information..................................................11
 Item 6.  Exhibits and Reports on Form 8-K...................................11
 Signatures..................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
------- ---------------------------------------------


                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  2001               2000
                                              ------------        -----------
Net sales                                     $ 5,715,894        $ 5,670,894
Cost of sales                                   4,401,153          4,269,957
                                              -----------        -----------
    Gross profit                                1,314,741          1,400,937
                                              -----------        -----------
Operating expenses:
    Research and development                    1,160,702          1,109,369
    Selling, general and administrative         1,245,932          1,471,498
                                              -----------        -----------
    Total operating expenses                    2,406,634          2,580,867
                                              -----------        -----------
Operating loss                                 (1,091,893)        (1,179,930)
Other income (expense), net                       (36,007)            36,521
                                              -----------        -----------
Net loss                                      $(1,127,900)       $(1,143,409)
                                              ===========        ===========
Basic and diluted net loss per common share   $     (0.04)       $     (0.04)
                                              ===========        ===========

Weighted average number of
common shares outstanding                      26,722,744         26,008,225
                                              ===========        ===========


See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,       December 31,
                                                                       2001              2000
                                                                   -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $   1,606,713    $   2,431,704
      Marketable securities                                            5,000,711        6,281,761
      Accounts receivable                                              5,733,763        6,682,129
      Inventories                                                      4,861,535        4,280,234
      Prepaid expenses and other current assets                          196,319          397,406
                                                                   -------------    -------------
         Total current assets                                         17,399,041       20,073,234
                                                                   -------------    -------------
    Property and equipment                                            22,312,452       22,474,247
      Less accumulated depreciation and amortization                 (15,280,391)     (15,137,964)
                                                                   -------------    -------------
                                                                       7,032,061        7,336,283
                                                                   -------------    -------------
    Other assets                                                         283,648          401,240
                                                                   -------------    -------------
                                                                   $  24,714,750    $  27,810,757
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $   1,844,941    $   2,398,987
      Accrued expenses                                                 1,113,338        1,914,409
      Other current liabilities                                          719,891        1,426,140
                                                                   -------------    -------------
         Total current liabilities                                     3,678,170        5,739,536
                                                                   -------------    -------------
    Long-term liabilities:
      Long-term liabilities, excluding current portion                 7,712,131        7,472,215
      Other liabilities                                                  414,115          414,115
                                                                   -------------    -------------
         Total liabilities                                            11,804,416       13,625,866
                                                                   -------------    -------------
    Shareholders' equity:
      Common stock, $.01 par value: 35,000,000 authorized
         26,733,525 and 26,713,166 shares issued and outstanding         267,335          267,132
      Additional paid-in capital                                     147,373,452      147,291,259
      Accumulated deficit                                           (133,139,471)    (132,011,571)
      Accumulated other comprehensive loss                            (1,590,982)      (1,361,929)
                                                                   -------------    -------------
         Total shareholders' equity                                   12,910,334       14,184,891
                                                                   -------------    -------------
                                                                   $  24,714,750    $  27,810,757
                                                                   =============    =============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2001           2000
                                                               -----------    -----------
Cash flows from operating activities:
    Net loss                                                   $(1,127,900)   $(1,143,409)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                675,578        473,719
      Other                                                             --           (102)
      Changes in operating assets and liabilities:
         Accounts receivable                                       948,366        481,581
         Inventories                                              (581,301)       374,309
         Prepaid expenses and other current assets                 201,087        (94,469)
         Accounts payable                                         (554,046)      (472,322)
         Accrued expenses                                         (801,071)      (669,416)
         Deferred credits and revenue                             (792,031)      (950,000)
                                                               -----------    -----------
           Net cash used in operating activities                (2,031,318)    (2,000,109)
                                                               -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                           (378,795)      (695,866)
    Purchases of marketable securities                          (3,569,950)    (4,302,147)
    Proceeds from maturities of marketable securities            4,851,000      5,000,000
    Other                                                           (1,100)           701
                                                               -----------    -----------
           Net cash provided by investing activities               901,155          2,688
                                                               -----------    -----------
Cash flows from financing activities:
    Principal payments on borrowings                              (141,092)       (83,951)
    Proceeds from borrowings                                       466,790        115,846
    Net proceeds from the issuance of common stock                  82,396      1,735,289
                                                               -----------    -----------
           Net cash provided by financing activities               408,094      1,767,184
                                                               -----------    -----------
Effect of exchange rate changes on cash and cash equivalents      (102,922)         9,234
                                                               -----------    -----------
           Net decrease in cash and cash equivalents              (824,991)      (221,003)
Cash and cash equivalents at beginning of period                 2,431,704      2,786,162
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 1,606,713    $ 2,565,159
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $   141,319    $   150,074
                                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

     These statements should be read in conjunction with the financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  COMPREHENSIVE LOSS


                                                       Three Months Ended
                                                           March 31,
                                                      2001            2000
                                                  ------------    ------------
Net loss                                          $ (1,127,900)   $ (1,143,409)
Change in cumulative translation adjustment           (229,053)        (22,128)
                                                  ------------    ------------
Comprehensive loss                                $ (1,356,953)   $ (1,165,537)
                                                  ============    ============

(3)  INVENTORIES


                                                     March 31,     December 31,
                                                       2001            2000
                                                   -----------     -----------
Raw materials                                      $ 2,026,212     $ 1,735,460
Work-in-process                                      1,317,218       1,320,521
Finished goods                                       1,518,105       1,224,253
                                                   -----------     -----------
                                                   $ 4,861,535     $ 4,280,234
                                                   ===========     ===========


(4)  OTHER CURRENT LIABILITIES


                                                       March 31,   December 31,
                                                         2001         2000
                                                      ---------    -----------
Deferred research and development funding             $ 208,334    $   833,334
Current portion of long-term debt                       511,557        425,775
Other                                                        --        167,031
                                                      ---------    -----------
                                                      $ 719,891    $ 1,426,140
                                                      =========    ===========

     The Company's distribution agreement with Agilent Technologies, Inc. ("Agilent") provides for prepaid funding of research and development costs over the initial term of the agreement. These prepayments are recognized ratably over the periods earned.

(5)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line, outstanding notes payable and a capital lease. As of March 31, 2001, there were no outstanding advances against the $1,000,000 receivable backed credit line and the outstanding balance of the notes payable and capital lease debt totaled $420,502 and $433,018, respectively.

     The Company's exclusive distributors, Agilent and Codman & Shurtleff, a Johnson & Johnson company ("Codman"), are shareholders of the Company. Sales to these parties for the three months ended March 31, 2001 and 2000 were approximately $5 million and $4.8 million, respectively. As of March 31, 2001, outstanding accounts receivable for these distributors represented 90% of total outstanding accounts receivable. One of the Company's directors is also an executive officer of Agilent.

(6)  EFFECT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company January 1, 2001. Management has conducted a review of the Company's operations and believes there are no derivative instruments that require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any derivative instruments at January 1, 2001 and no transactions occurred during the quarter that require accounting treatment under SFAS 133. Therefore, the adoption of SFAS 133 had no effect on the Company's financial statements for the three months ended March 31, 2001.

     Item 2. Management's Discussion and Analysis of Results of Operations and
     ------- -----------------------------------------------------------------
     Financial Condition
     -------------------

     The Company's discussion and analysis of results of operations and financial condition, including statements regarding the Company's expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and economies, the performance of the Company's distributors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company's Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company's fiscal year ended December 31, 2000. When used in the Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements.

     SUMMARY
     -------

     Diametrics Medical, Inc., which began operations in 1990, is engaged in the development, manufacture and commercialization of critical care blood and tissue analysis systems, which provide immediate or continuous diagnostic results at the point-of-patient care.

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of

     March 31, 2001, the primary funding for the operations of the Company has been approximately $148 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     The Company's strategy for distribution and commercialization of its products includes partnerships with Agilent and Codman. In October 1998, the Company entered into an exclusive distribution agreement with Codman for worldwide market development and distribution of the Company's Neurotrend(TM) Cerebral Tissue Monitoring System. The term of the agreement is six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In June 1999, the Company entered into an exclusive distribution agreement with Hewlett Packard Company ("HP"). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company's leading critical care products, the IRMA(R)SL blood analysis system and the Trendcare(R) continuous blood gas monitoring systems, including Paratrend(R) and Neotrend(TM), to HP. The agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial three and a half-year term. In November 1999, HP assigned the distribution agreement to Agilent, a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP completed the spin-off of its ownership in Agilent to HP shareholders in June 2000.

     RESULTS OF OPERATIONS
     ---------------------

     Sales. Sales of the Company's products were $5,715,894 for the three months ended March 31, 2001, compared to $5,670,894 for the same period last year, an increase of 1%. The small increase in sales over the prior year's first quarter reflects an 18% growth in disposable cartridge and sensor revenue and a 6% increase in instrument revenue, partially offset by a decrease in royalty revenue under the Agilent distribution agreement of $450,000. Comparable unit sales of disposable cartridges and sensors increased 41%, while unit sales of instruments increased 26%. The smaller increase in revenue growth relative to unit sales growth was due to the impact of a lower ratio of continuous monitoring sales, which have higher average selling prices, relative to total sales. Continuous monitoring products represented 35% of total sales for the three months ended March 31, 2001, compared to 55% for the same period in 2000. Intermittent testing products comprised the remaining sales in each period.

     The Company's direct sales to Agilent and Codman comprised approximately 88% and 84% of total sales in the three months ended March 31, 2001 and 2000, respectively.

     Intermittent blood testing products revenue was comprised of 72% instrument related revenue and 28% disposable cartridge related revenue for the three months ended March 31, 2001. Continuous monitoring products revenue was comprised of 69% instrument related revenue and 31% disposable sensor revenue for the three months ended March 31, 2001. The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 2001, the Company has sold approximately 8,300 instruments. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     Cost of Sales. Cost of sales totaled $4,401,153, or 77% of revenue for the three months ended March 31, 2001, compared to $4,269,957 or 75% of revenue for the same period last year. The quarter-to-quarter increase in the Company's cost of sales as a percentage of revenue reflects a lower ratio of continuous monitoring sales (which currently have higher gross margins than the intermittent testing product line) to total sales and a reduction in royalty revenue, partially offset by lower disposable unit manufacturing costs resulting from increased unit sales volumes and improved cartridge yields; a reduction in instrument material costs; and the impact of operational efficiencies and process improvements.

     Operating Expenses. Research and development expenditures totaled $1,160,702 and $1,109,369 for the three months ended March 31, 2001 and 2000, respectively. Expenses in the first quarter of 2001 reflect the impact of additional investments initiated throughout 2000 to support new research and development projects.

     Selling, general and administrative expenses totaled $1,245,932 and $1,471,498 for the three months ended March 31, 2001 and 2000, respectively. The 15% decrease in expenses between quarters was primarily impacted by the transfer of most of the Company's sales and marketing activities to Agilent for the IRMA and Trendcare product lines.

     Other Income (Expense). Net other expense totaled $36,007 and net other income totaled $36,521 for the three months ended March 31, 2001 and 2000, respectively. The Company realized interest income of $124,504 for the three months ended March 31, 2001, compared to $201,018 for the same period in 2000. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances.

     Interest expense totaled $141,319 and $150,074 for the three months ended March 31, 2001 and 2000, respectively. The period-to-period decrease reflects the impact of lower average debt balances.

     Net Loss. The net loss for the three months ended March 31, 2001 and 2000 was $1,127,900 and $1,143,409 respectively. The net loss remained relatively flat between periods as the favorable impact of higher unit volumes, improved manufacturing yields, and reduced operating expenses was reduced by lower margins resulting from changes in the revenue mix.

     The Company is currently operating in an environment with uncertainties and changes that will impact 2001 financial results. These include the initial impact of new product introductions on sales of existing hardware product lines, the impact on sales of reduced capital spending in the healthcare sector, the general slowdown of the U.S. economy, and the impact of a transition of the IRMA and Trendcare distribution channel as a result of the pending sale of Agilent's healthcare business to Royale Philips Electronics. Revenue and gross profit levels in 2001 will depend in part on the impact of the above as well as revenue mix. Pending resolution of these uncertainties, the Company has limited visibility to its financial performance for the remaining quarters of 2001. The Company's financial performance for the year 2001 may not improve from that of 2000.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At March 31, 2001, the Company had working capital of $13,720,871, a decrease of $612,827 from the working capital reported at December 31, 2000. The decrease is impacted primarily by the first quarter net loss before depreciation and amortization of approximately $452,000 and purchases of property and equipment of approximately $379,000, partially offset by net proceeds from borrowing activities of approximately $326,000.

     Net cash used in operating activities totaled $2,031,318 for the three months ended March 31, 2001, compared to $2,000,109 for the same period in 2000. This was the result of net losses of $1,127,900 and $1,143,409 for these same periods in 2001 and 2000, respectively, adjusted by changes in current assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable decreased $948,366 for the three months ended March 31, 2001, compared to a $481,581 decrease for the same period in 2000. The larger reduction in accounts receivable in the first quarter of 2001 relative to the decrease for the same period in 2000 occurred due to an improvement in days sales outstanding and the timing of sales.

     Inventories increased $581,301 for the three months ended March 31, 2001, after a decrease of $374,309 for the three months ended March 31, 2000. The increase in 2001 was primarily due to an increase in continuous monitoring instrument inventory resulting from lower than anticipated sales of these products during the quarter. The decrease in 2000 was primarily due to an improvement in inventory turnover, due to improved inventory management.

     Accounts payable and accrued expenses decreased $1,355,117 and $1,141,738 for the three months ended March 31, 2001 and 2000, respectively. The larger decrease in 2001 was primarily due to the timing of vendor payments.

     Deferred credits and revenue decreased $792,031 and $950,000 for the three months ended March 31, 2001 and 2000, respectively, representing the recognition of funding from Agilent for research and development costs and royalty payments.

     Net cash provided by investing activities totaled $901,155 for the three months ended March 31, 2001, compared to $2,688 for the same period in 2000. This change was impacted primarily by the amounts and timing of equity funding, funding received from Agilent and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $378,795 in 2001 and $695,866 in 2000, also affected net cash used in investing activities in each period. In 2001, the Company expects capital expenditures and new lease commitments to approximate $2 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $408,094 for the three months ended March 31, 2001, compared to $1,767,184 for the same period in 2000. In 2001, net cash provided by financing activities consisted primarily of proceeds from borrowings. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises.

     At March 31, 2001, the Company had U.S. tax net operating loss and research and development tax credit carryforwards of approximately $118.7 million and $1.3 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." If not used, these net operating loss carryforwards begin to expire in 2005. The Company's foreign subsidiary also has a net operating loss carryforward of approximately $47 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

     The Company believes currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises, asset based credit, and research and development funding from Agilent, will meet the Company's working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk
     -------  ---------------------------------------------------------

     The Company's primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company's U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars for consolidation. The Company's exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. Effective November 1, 1999 most of the Company's sales are made to distributors and denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or manage interest rate risk. The Company's exposure to interest rate risk is limited to short-term borrowings under its $1,000,000 receivable backed credit line and a bank loan. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company's financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what has been previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

              None

         b.   Reports on Form 8-K.

              None

                            DIAMETRICS MEDICAL, INC.


     SIGNATURE
     ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     DIAMETRICS MEDICAL, INC.

     By: /s/ Laurence L. Betterley
         ----------------------------------------
             Laurence L. Betterley
             Senior Vice President
             and Chief Financial Officer
             (and Duly Authorized Officer)


     Dated:       May 11, 2001