Form 10-Q
period 2001-06-30
DIAMETRICS MEDICAL INC
filed 2001-08-14
CIK 895380

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

                              __________________

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

                              __________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on July 31, 2001, was 26,785,271.


================================================================================

                           Diametrics Medical, Inc.

                                                                                                             Page
                                                                                                             ----
Part I -- FINANCIAL INFORMATION

       Item 1.             Consolidated Financial Statements (unaudited)
                           Consolidated Statements of Operations:
                              Three Months Ended June 30, 2001 and 2000...................................     3
                              Six Months Ended June 30, 2001 and 2000.....................................     3

                           Consolidated Balance Sheets as of June 30, 2001
                            and December 31, 2000.........................................................     4

                           Consolidated Statements of Cash Flows:
                              Six Months Ended June 30, 2001 and 2000.....................................     5

                           Notes to Consolidated Financial Statements.....................................     6

       Item 2.             Management's Discussion and Analysis of Results of Operations
                           and Financial Condition........................................................     7

       Item 3.             Quantitative and Qualitative Disclosure About Market Risk.....................     11


Part II -- OTHER INFORMATION

       Item 1.             Legal Proceedings.............................................................     11
       Item 2.             Changes in Securities.........................................................     11
       Item 3.             Defaults Upon Senior Securities...............................................     11
       Item 4.             Submission of Matters to a Vote of Security Holders...........................     11
       Item 5.             Other Information.............................................................     12
       Item 6.             Exhibits and Reports on Form 8-K..............................................     12
       Signatures........................................................................................     13

                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
------------------------------------------------------

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended                              Six Months Ended
                                                                June 30,                                       June 30,
                                                      2001                  2000                     2001                 2000
                                                  -------------         -------------            -------------        -------------
Net sales                                          $  6,127,674          $  6,090,343             $ 11,843,568        $ 11,761,237

Cost of sales                                         4,452,860             4,441,509                8,854,013           8,711,466
                                                  -------------         -------------            -------------       -------------

    Gross profit                                      1,674,814             1,648,834                2,989,555           3,049,771
                                                  -------------         -------------            -------------       -------------

Operating expenses:
    Research and development                          1,310,865             1,253,588                2,471,567           2,362,957
    Selling, general and administrative               1,309,286             1,344,625                2,555,218           2,816,123
                                                  -------------         -------------            -------------       -------------

    Total operating expenses                          2,620,151             2,598,213                5,026,785           5,179,080
                                                  -------------         -------------            -------------       -------------

Operating loss                                         (945,337)             (949,379)              (2,037,230)         (2,129,309)


Other income (expense), net                             (81,614)               56,759                 (117,621)             93,280
                                                  -------------         -------------            -------------       -------------


Net loss                                           $ (1,026,951)         $   (892,620)            $ (2,154,851)       $ (2,036,029)
                                                  =============         =============            =============       =============

Basic and diluted net loss per common share        $      (0.04)         $      (0.03)            $      (0.08)       $      (0.08)
                                                  =============         =============            =============       =============

Weighted average number of
common shares outstanding                            26,747,261            26,598,515               26,735,071          26,303,370
                                                  =============         =============            =============       =============

See accompanying notes to consolidated financial statements.

                           DIAMETRICS MEDICAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     June 30,           December 31,
                                                                                       2001                2000
                                                                                 ----------------    -----------------
ASSETS
    Current assets:
      Cash and cash equivalents                                                   $    6,201,304      $     2,431,704
      Marketable securities                                                                    -            6,281,761
      Accounts receivable                                                              5,703,548            6,682,129
      Inventories                                                                      4,753,723            4,280,234
      Prepaid expenses and other current assets                                          345,148              397,406
                                                                                 ----------------    -----------------

         Total current assets                                                         17,003,723           20,073,234
                                                                                 ----------------    -----------------

    Property and equipment                                                            22,506,954           22,474,247
      Less accumulated depreciation and amortization                                 (15,638,068)         (15,137,964)
                                                                                 ----------------    -----------------

                                                                                       6,868,886            7,336,283
                                                                                 ----------------    -----------------

    Other assets                                                                         164,956              401,240
                                                                                 ----------------    -----------------

                                                                                  $   24,037,565      $    27,810,757
                                                                                 ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                                            $    1,539,194      $     2,398,987
      Accrued expenses                                                                 1,337,148            1,914,409
      Other current liabilities                                                        1,216,361            1,426,140
                                                                                 ----------------    -----------------

         Total current liabilities                                                     4,092,703            5,739,536
                                                                                 ----------------    -----------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                                 7,641,988            7,472,215
      Other liabilities                                                                  414,115              414,115
                                                                                 ----------------    -----------------

         Total liabilities                                                            12,148,806           13,625,866
                                                                                 ----------------    -----------------

    Shareholders' equity:
      Common stock, $.01 par value: 45,000,000 authorized
         26,785,271 and 26,713,166 shares issued and outstanding                         267,853              267,132
      Additional paid-in capital                                                     147,467,129          147,291,259
      Accumulated deficit                                                           (134,166,422)        (132,011,571)
      Accumulated other comprehensive loss                                            (1,679,801)          (1,361,929)
                                                                                 ----------------    -----------------

         Total shareholders' equity                                                   11,888,759           14,184,891
                                                                                 ----------------    -----------------

                                                                                  $   24,037,565      $    27,810,757
                                                                                 ================    =================

See accompanying notes to consolidated financial statements.

                           DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       2001                2000
                                                                                 ----------------    ----------------
Cash flows from operating activities:
    Net loss                                                                       $  (2,154,851)      $  (2,036,029)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                                    1,244,799             971,286
      Other                                                                                1,506                (102)
      Changes in operating assets and liabilities:
         Accounts receivable                                                             978,581           1,256,551
         Inventories                                                                    (473,489)            608,803
         Prepaid expenses and other current assets                                        52,258            (280,470)
         Accounts payable                                                               (859,793)           (486,563)
         Accrued expenses                                                               (577,261)           (653,113)
         Deferred credits and revenue                                                   (250,365)         (1,699,354)
                                                                                 ----------------    ----------------
           Net cash used in operating activities                                      (2,038,615)         (2,318,991)
                                                                                 ----------------    ----------------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (701,688)         (1,646,559)
    Purchases of marketable securities                                                (3,569,950)        (11,773,188)
    Proceeds from maturities of marketable securities                                  9,851,711          12,257,747
    Other                                                                                 (1,100)                701
                                                                                 ----------------    ----------------
           Net cash provided by (used in) investing activities                         5,578,973          (1,161,299)
                                                                                 ----------------    ----------------
Cash flows from financing activities:
    Principal payments on borrowings                                                    (276,951)           (180,907)
    Proceeds from borrowings                                                             487,310             115,846
    Net proceeds from the issuance of common stock                                       176,591           3,486,414
                                                                                 ----------------    ----------------
           Net cash provided by financing activities                                     386,950           3,421,353
                                                                                 ----------------    ----------------


Effect of exchange rate changes on cash and cash equivalents                            (157,708)           (123,488)
                                                                                 ----------------    ----------------

           Net increase (decrease) in cash and cash equivalents                        3,769,600            (182,425)

Cash and cash equivalents at beginning of period                                       2,431,704           2,786,162
                                                                                 ----------------    ----------------

Cash and cash equivalents at end of period                                         $   6,201,304       $   2,603,737
                                                                                 ================    ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $     285,353       $     297,446
                                                                                 ================    ================

See accompanying notes to consolidated financial statements.

                           DIAMETRICS MEDICAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (UNAUDITED)

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

(2)  COMPREHENSIVE LOSS

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                           2001              2000               2001               2000
                                                      ---------------   ----------------   ----------------   ----------------
Net loss                                                 $(1,026,951)       $  (892,620)       $(2,154,851)       $(2,036,029)
Change in cumulative translation adjustment                  (88,819)          (254,203)          (317,872)          (276,331)
                                                      ---------------   ----------------   ----------------   ----------------
Comprehensive loss                                       $(1,115,770)       $(1,146,823)       $(2,472,723)       $(2,312,360)
                                                      ---------------   ----------------   ----------------   ----------------

(3)  INVENTORIES

                                                          June 30,        December 31,
                                                            2001             2000
                                                      ---------------   ---------------
Raw materials                                            $ 1,926,095       $ 1,735,460
Work-in-process                                            1,234,283         1,320,521
Finished goods                                             1,593,345         1,224,253
                                                      ---------------   ---------------
                                                         $ 4,753,723       $ 4,280,234
                                                      ---------------   ---------------

(4)  OTHER CURRENT LIABILITIES

                                                         June 30,        December 31,
                                                           2001              2000
                                                     ----------------  ----------------
Deferred research and development funding                $   750,000       $   833,334
Current portion of long-term debt                            466,361           425,775
Other                                                              -           167,031
                                                     ----------------  ----------------
                                                         $ 1,216,361       $ 1,426,140
                                                     ----------------  ----------------


     The Company's distribution agreement with Agilent Technologies, Inc. ("Agilent") provides for prepaid funding of research and development costs over the initial term of the agreement. These prepayments are being recognized ratably over the periods earned.

(5)  RELATED PARTY TRANSACTIONS

     One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line, outstanding notes payable and a capital lease. As of June 30, 2001, there were no outstanding advances against the $1,000,000 receivable-backed credit line and the outstanding balance of the notes payable and capital lease debt totaled $324,713 and $400,993, respectively.

     The Company's exclusive distributors, Agilent and Codman & Shurtleff, a Johnson & Johnson company ("Codman"), are shareholders of the Company. Sales to these parties were approximately $5.8 million and $10.9 million for the three and six months ended June 30, 2001, compared to $5.4 million and $10.2 million for the same periods in the prior year. Outstanding accounts receivable for these distributors represented 93% and 89% of total outstanding accounts receivable as of June 30, 2001 and December 31, 2000, respectively.

(6)  EFFECT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The Company has evaluated SFAS No. 141 and SFAS No. 142, and has concluded that they do not have a material effect on its financial statements.

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

     Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of June 30, 2001, the primary funding for the operations of the Company has been approximately $148 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

     The Company's strategy for distribution and commercialization of its products includes partnerships with Agilent and Codman. In October 1998, the Company entered into an exclusive distribution agreement with Codman for worldwide market development and distribution of the Company's Neurotrend(TM) Cerebral Tissue Monitoring System. The term of the agreement is six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In June 1999, the Company entered into an exclusive distribution agreement with Hewlett Packard Company ("HP"). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company's leading critical care products, the IRMA(R)SL blood analysis system and the Trendcare(R) continuous blood gas monitoring systems, including Paratrend(R) and Neotrend(TM), to HP. Concurrently with the execution of the agreement, HP made a $9.5 million equity investment in the Company. In addition to HP's equity investment, the agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial three and a half-year term. In November 1999, HP assigned the distribution agreement and its equity investment in the Company to Agilent, a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP completed the spin-off of its ownership in Agilent to HP shareholders in June 2000. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics. Included in the sale was Agilent's equity investment in the Company. Also as part of this transaction, the distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics.

     RESULTS OF OPERATIONS
     ---------------------

     Sales. Sales of the Company's products were $6,127,674 and $11,843,568 for the three and six months ended June 30, 2001, compared to $6,090,343 and $11,761,237 for the same periods in the prior year, an increase of 1% for both the three and six month periods. The increase in sales for the three and six months ended June 30, 2001 over the prior year reflects a 27% and 23% respective growth in disposable cartridge and sensor revenue and a 3% and 5% respective increase in instrument revenue, partially offset by a decrease in royalty revenue under the Agilent distribution agreement of $500,000 and $950,000, respectively. Comparable unit sales of disposable cartridges and sensors increased 49% and 44%, while unit sales of instruments increased 32% and 29% for the three and six months ended June 30, 2001. The smaller increase in revenue growth relative to unit sales growth was due to the impact of a lower ratio of continuous monitoring product line sales, which have higher average selling prices, relative to total sales. Continuous monitoring products represented 44% and 40% of total sales for the three and six months ended June 30, 2001, compared to 62% and 59% for the comparable periods in 2000. Intermittent testing products comprised the remaining sales in each period.

     The Company's direct sales to Agilent and Codman comprised approximately 95% and 92% of total sales for the three and six months ended June 30, 2001, compared to 90% and 87% for the same periods in the prior year.

     Intermittent blood testing products revenue was comprised of 70% and 71% instrument related revenue and 30% and 29% disposable cartridge related revenue for the three and six months ended June 30, 2001, respectively. Continuous monitoring products revenue was comprised of 68% and 69% instrument related revenue and 32% and 31% disposable sensor revenue for the three and six months ended June 30, 2001, respectively. The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 2001, the Company has sold approximately 9,100 instruments. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

     Cost of Sales. Cost of sales totaled $4,452,860 and $8,854,013, or 73% and 75% of revenue for the three and six months ended June 30, 2001, compared to $4,441,509 and $8,711,466 or 73% and 74% of revenue for the same periods in the prior year. While comparable between periods, cost of sales as a percentage of revenue in the current year periods reflects a lower ratio of continuous monitoring product line sales (which currently have higher gross margins than the intermittent testing product line) to total sales and a reduction in royalty revenue, partially offset by lower disposable unit manufacturing costs resulting from increased unit sales volumes and improved yields; a reduction in instrument material costs; and the impact of operational efficiencies and process improvements.

     Operating Expenses. Research and development expenditures totaled $1,310,865 and $2,471,567 for the three and six months ended June 30, 2001, compared to $1,253,588 and $2,362,957 for the same periods in 2000. Expenses in the first six months of 2001 reflect the impact of additional investments initiated throughout 2000 to support new research and development projects.

     Selling, general and administrative expenses totaled $1,309,286 and $2,555,218 for the three and six months ended June 30, 2001, compared to $1,344,625 and $2,816,123 for the same periods in 2000. The reduction in expenses in both the quarterly and year-to-date periods was impacted by a reduction in compensation costs, and the decrease in the year-to-date period was further impacted by the transfer of most of the Company's sales and marketing activities to Agilent for the IRMA and Trendcare product lines.

     Other Income (Expense). Net other expense totaled $81,614 and $117,621 for the three and six months ended June 30, 2001, compared to net other income of $56,759 and $93,280 for the same periods in 2000. The Company realized interest income of $78,080 and $202,584 for the three and six months ended June 30, 2001, compared to $217,576 and $418,594 for the same periods in 2000. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

     Interest expense totaled $144,034 and $285,353 for the three and six months ended June 30, 2001, compared to $147,372 and $297,446 for the same periods in 2000. The period-to-period decrease reflects the impact of lower average debt balances.

     Net Loss. The net loss for the three and six months ended June 30, 2001 was $1,026,951 and $2,154,851, compared to $892,620 and $2,036,029 for the same periods in 2000. Compared to the three and six months ended June 30, 2000, the net loss increased by 15% and 6%, respectively, for the same periods in 2001. While the Company's net loss increased between periods, the operating loss declined slightly due to the net favorable impact of changes in gross margin and operating expenses discussed above. The primary contributor, therefore, to the increase in net loss was the reduction in interest income discussed above.

     The Company is currently operating in an environment with uncertainties and changes that will impact 2001 financial results. These include the initial impact of new product introductions on sales of existing hardware product lines, the impact on sales of reduced capital spending in the healthcare sector, the general slowdown of the U.S. economy, and the impact of a transition of the IRMA and Trendcare distribution channel as a result of the sale of Agilent's healthcare business to Royal Philips Electronics in August 2001. Revenue and gross profit levels in 2001 will depend in part on the impact of the above as well as revenue mix. Pending resolution of these uncertainties, the Company has limited visibility to its financial performance for the remaining quarters of 2001.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     At June 30, 2001, the Company had working capital of $12,911,020, a decrease of $1,422,678 from the working capital reported at December 31, 2000. The decrease is impacted primarily by the year-to-date net loss before depreciation and amortization of approximately $910,000 and purchases of property and equipment of approximately $702,000, partially offset by net proceeds from borrowing activities of approximately $210,000.

     Net cash used in operating activities totaled $2,038,615 for the six months ended June 30, 2001, compared to $2,318,991 for the same period in 2000. This was the result of net losses of $2,154,851 and $2,036,029 for these same periods in 2001 and 2000, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

     Net accounts receivable decreased $978,581 for the six months ended June 30, 2001, compared to a $1,256,551 decrease for the same period in 2000. With a comparable level of sales between periods, the smaller reduction in accounts receivable in the first six months of 2001 relative to the decrease for the same period in 2000 occurred in spite of an improvement in days sales outstanding due to the timing of sales.

     Inventories increased $473,489 for the six months ended June 30, 2001, after a decrease of $608,803 for the six months ended June 30, 2000. The increase in 2001 was primarily due to an increase in continuous monitoring instrument inventory, resulting from lower than anticipated sales of these products during the first six months of 2001 and an increase in intermittent blood testing raw materials inventory to ramp up for third quarter production. The decrease in 2000 was primarily due to an improvement in inventory turnover, due to improved inventory management.

     Accounts payable and accrued expenses decreased $1,437,054 and $1,139,676 for the six months ended June 30, 2001 and 2000, respectively. The larger decrease in 2001 was primarily due to the timing of vendor payments.

     Deferred credits and revenue decreased $250,365 and $1,699,354 during the six months ended June 30, 2001 and 2000, respectively, representing the recognition of funding from Agilent for research and development costs and royalty payments.

     Net cash provided by investing activities totaled $5,578,973 for the six months ended June 30, 2001, compared to net cash used in investing activities of $1,161,299 for the same period in 2000. This change was affected primarily by the amounts and timing of equity funding, funding received from Agilent and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $701,688 in 2001 and $1,646,559 in 2000, also affected net cash used in investing activities in each period. In 2001, the Company expects capital expenditures and new lease commitments to range from $1 to $1.5 million, primarily reflecting investments to support new product development and production.

     Net cash provided by financing activities totaled $386,950 and $3,421,353 for the six months ended June 30, 2001 and 2000, respectively. In 2001, net cash provided by financing activities consisted primarily of net proceeds from borrowings and proceeds from employee stock plans. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises.

     At June 30, 2001, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $120 million and $1.3 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." If not used, these net operating loss carryforwards begin to expire in 2005. The Company's foreign subsidiary also has a net operating loss carryforward of approximately $47 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

     The Company believes currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises, asset-based credit, and research and development funding from Agilent, will meet the Company's currently anticipated working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk
     ------------------------------------------------------------------

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

         None

     Item 3.      Defaults Upon Senior Securities

         None

     Item 4.      Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's shareholders was held on May 23, 2001. At the meeting, shareholders voted on the reelection of three directors. Each of the directors was reelected by a vote as follows:
         Gerald L. Cohn and Mark B. Knudson, Ph.D. each received 21,540,894 votes "For" and 1,165,188 votes "Against" and Carl S. Goldfischer, M.D. received 21,532,591 votes "For" and 1,173,491 votes "Against". The term for Dr. Goldfischer will expire at the Company's Annual Meeting in 2003 and the terms for Mr. Cohn and Dr. Knudson will expire at the Company's Annual Meeting in 2004.

         In addition, the Company's shareholders voted on an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of all classes of stock from

         40,000,000 to 50,000,000, and to increase the number of authorized shares of Common Stock from 35,000,000 to 45,000,000. The amendment was approved as follows: 14,531,029 votes "For", 640,078 votes "Against" and 19,992 votes "Abstained".

         The Company's shareholders also voted to increase the number of shares authorized for issuance under the Company's 1990 Stock Option Plan, 1993 Directors' Stock Option Plan and 1995 Employee Stock Purchase Plan. These amendments were approved as follows: 1990 Stock Option
         Plan: 16,948,306 votes "For", 5,726,785 votes "Against" and 30,991 votes "Abstained"; 1993 Directors' Stock Option Plan: 18,600,282 votes "For", 4,076,494 votes "Against" and 29,306 votes "Abstained"; 1995 Employee Stock Purchase Plan: 22,160,628 votes "For", 518,412 votes "Against" and 27,042 votes "Abstained".

     Item 5.      Other Information

         None

     Item 6.      Exhibits and Reports on Form 8-K

         a.       Exhibits

         Exhibit                                                     Method
         No.                        Description                     of Filing
         ---                        -----------                     ---------

          3.1      Articles of Amendment to the Articles of
                   Incorporation of the Company                   Filed herewith

         10.1      1990 Stock Option Plan, as amended and
                   restated                                       Filed herewith

         10.2      1993 Directors' Stock Option Plan, as amended
                   and restated                                   Filed herewith

         10.3      1995 Employee Stock Purchase Plan, as amended
                   and restated                                   Filed herewith

         b.       Reports on Form 8-K.

                  On April 24, 2001, the Company filed a Current Report on Form 8-K under Item 9 relating to the Company's announcement regarding preliminary earnings results for the first quarter of 2001 as presented in a press release on April 20, 2001.

                           DIAMETRICS MEDICAL, INC.



SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIAMETRICS MEDICAL, INC.




By: /s/ Laurence L. Betterley
    -----------------------------------------
        Laurence L. Betterley
        Senior Vice President
        and Chief Financial Officer
        (and Duly Authorized Officer)





Dated:   August 14, 2001