Form 10-Q
period 2001-09-30
DIAMETRICS MEDICAL INC
filed 2001-11-09
CIK 895380

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

                For the quarterly period ended September 30, 2001

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

                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The total number of shares of the registrant's Common Stock, $.01 par value, outstanding on October 31, 2001, was 26,794,354.




================================================================================

                            Diametrics Medical, Inc.

                                                                          Page
                                                                          ----

Part I -- FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements (unaudited)

            Consolidated Statements of Operations:

               Three Months Ended September 30, 2001 and 2000...............3

               Nine Months Ended September 30, 2001 and 2000................3

            Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000..........................................4

            Consolidated Statements of Cash Flows:
               Nine Months Ended September 30, 2001 and 2000................5

            Notes to Consolidated Financial Statements......................6

   Item 2.  Management's Discussion and Analysis of Results of
             Operations and Financial Condition.............................7

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk......11


Part II -- OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................11

   Item 2.  Changes in Securities..........................................11

   Item 3.  Defaults Upon Senior Securities................................11

   Item 4.  Submission of Matters to a Vote of Security Holders............11

   Item 5.  Other Information..............................................11

   Item 6.  Exhibits and Reports on Form 8-K...............................12

   Signatures..............................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
------------------------------------------------------

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                  2001           2000             2001            2000
                                              ------------    ------------    ------------    ------------
Net sales                                     $  6,262,823    $  6,580,956    $ 18,106,391    $ 18,342,193

Cost of sales                                    4,557,001       4,593,081      13,411,014      13,304,547
                                              ------------    ------------    ------------    ------------

    Gross profit                                 1,705,822       1,987,875       4,695,377       5,037,646
                                              ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                     1,292,495       1,249,809       3,764,062       3,612,796
    Selling, general and administrative          1,254,939       1,272,306       3,810,157       4,088,429
                                              ------------    ------------    ------------    ------------

    Total operating expenses                     2,547,434       2,522,115       7,574,219       7,701,225
                                              ------------    ------------    ------------    ------------

Operating loss                                    (841,612)       (534,240)     (2,878,842)     (2,663,579)

Other income (expense), net                        (82,979)         46,969        (200,600)        140,249
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (924,591)   $   (487,271)   $ (3,079,442)   $ (2,523,330)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.03)   $      (0.02)   $      (0.12)   $      (0.10)
                                              ============    ============    ============    ============

Weighted average number of
common shares outstanding                       26,785,721      26,661,162      26,748,316      26,423,504
                                              ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,    December 31,
                                                                       2001             2000
                                                                   -------------    -------------
ASSETS
    Current assets:
      Cash and cash equivalents                                    $   8,163,325    $   2,431,704
      Marketable securities                                                 --          6,281,761
      Accounts receivable                                              5,030,851        6,682,129
      Inventories                                                      4,253,977        4,280,234
      Prepaid expenses and other current assets                          350,907          397,406
                                                                   -------------    -------------

         Total current assets                                         17,799,060       20,073,234
                                                                   -------------    -------------

    Property and equipment                                            23,114,980       22,474,247
      Less accumulated depreciation and amortization                 (16,375,621)     (15,137,964)
                                                                   -------------    -------------

                                                                       6,739,359        7,336,283
                                                                   -------------    -------------

    Other assets                                                          46,264          401,240
                                                                   -------------    -------------

                                                                   $  24,584,683    $  27,810,757
                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                             $   1,474,621    $   2,398,987
      Accrued expenses                                                 1,356,812        1,914,409
      Other current liabilities                                        2,690,831        1,426,140
                                                                   -------------    -------------

         Total current liabilities                                     5,522,264        5,739,536
                                                                   -------------    -------------

    Long-term liabilities:
      Long-term liabilities, excluding current portion                 7,603,701        7,472,215
      Other liabilities                                                  414,115          414,115
                                                                   -------------    -------------

         Total liabilities                                            13,540,080       13,625,866
                                                                   -------------    -------------

    Shareholders' equity:
      Common stock, $.01 par value: 45,000,000 authorized
         26,794,354 and 26,713,166 shares issued and outstanding         267,944          267,132
      Additional paid-in capital                                     147,493,218      147,291,259
      Accumulated deficit                                           (135,091,013)    (132,011,571)
      Accumulated other comprehensive loss                            (1,625,546)      (1,361,929)
                                                                   -------------    -------------

         Total shareholders' equity                                   11,044,603       14,184,891
                                                                   -------------    -------------

                                                                   $  24,584,683    $  27,810,757
                                                                   =============    =============

    See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2001            2000
                                                                  ------------    ------------
Cash flows from operating activities:
    Net loss                                                      $ (3,079,442)   $ (2,523,300)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                  1,831,225       1,490,319
      Other                                                              1,506            (102)
      Changes in operating assets and liabilities:
         Accounts receivable                                         1,651,278         403,259
         Inventories                                                    26,257         668,227
         Prepaid expenses and other current assets                      46,499        (225,062)
         Accounts payable                                             (924,366)       (283,406)
         Accrued expenses                                             (557,597)       (772,724)
         Deferred credits and revenue                                1,303,585      (2,802,987)
                                                                  ------------    ------------
           Net cash provided by (used in) operating activities         298,945      (4,045,776)
                                                                  ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                               (928,035)     (2,942,443)
    Purchases of marketable securities                              (3,569,950)    (15,355,231)
    Proceeds from maturities of marketable securities                9,851,711      17,587,747
    Other                                                               (1,100)            702
                                                                  ------------    ------------
           Net cash provided by (used in) investing activities       5,352,626        (709,225)
                                                                  ------------    ------------

Cash flows from financing activities:
    Principal payments on borrowings                                  (394,718)       (276,379)
    Proceeds from borrowings                                           487,310         115,846
    Net proceeds from the issuance of common stock                     202,771       3,695,813
                                                                  ------------    ------------
           Net cash provided by financing activities                   295,363       3,535,280
                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents          (215,313)       (160,342)
                                                                  ------------    ------------

           Net increase (decrease) in cash and cash equivalents      5,731,621      (1,380,063)

Cash and cash equivalents at beginning of period                     2,431,704       2,786,162
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  8,163,325    $  1,406,099
                                                                  ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                      $    429,777    $    443,914
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

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

(2)      COMPREHENSIVE LOSS

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                 2001           2000           2001           2000
                                              -----------    -----------    -----------    -----------
Net loss                                      $  (924,591)   $  (487,271)   $(3,079,442)   $(2,523,300)
Change in cumulative translation adjustment        54,255        (90,585)      (263,617)      (366,916)
                                              -----------    -----------    -----------    -----------
Comprehensive loss                            $  (870,336)   $  (577,856)   $(3,343,059)   $(2,890,216)
                                              -----------    -----------    -----------    -----------

(3)      INVENTORIES

                                           September 30,    December 31,
                                               2001             2000
                                           -------------    ------------
Raw materials                               $1,873,414       $1,735,460
Work-in-process                              1,294,381        1,320,521
Finished goods                               1,086,182        1,224,253
                                            ----------       ----------
                                            $4,253,977       $4,280,234
                                            ==========       ==========

(4)      OTHER CURRENT LIABILITIES

                                           September 30,    December 31,
                                               2001             2000
                                           -------------    ------------
Deferred research and development funding    $2,250,000      $  833,334
Current portion of long-term debt               386,881         425,775
Other                                            53,950         167,031
                                             ----------      ----------
                                             $2,690,831      $1,426,140
                                             ==========      ==========

         The Company's distribution agreement with Philips Medical Systems ("Philips") provides for prepaid funding of research and development costs over the initial term of the agreement. These prepayments are being recognized ratably over the periods earned.

(5)      RELATED PARTY TRANSACTIONS

         One of the Company's directors is also a director of DVI, Inc., a health care finance company with which the Company has a credit line, outstanding notes payable and a capital lease. As of September 30, 2001, there were no outstanding advances against the $1,000,000 receivable-backed credit line and the outstanding balance of the notes payable and capital lease debt totaled $226,365 and $391,387, respectively.

         The Company's exclusive distributors, Philips and Codman & Shurtleff, a Johnson & Johnson company ("Codman"), are shareholders of the Company. Sales to these parties were approximately $6.1 million and $17 million for the three and nine months ended September 30, 2001, compared to $6 million and $16.2 million for the same periods in the prior year. Outstanding accounts receivable for these distributors represented 98% and 89% of total outstanding accounts receivable as of September 30, 2001 and December 31, 2000, respectively.

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

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
         ---------------------------------------------------------------------

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

         Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization. As of September 30, 2001, the primary funding for the operations of the Company has been approximately $148 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

         The Company's strategy for distribution and commercialization of its products includes partnerships with Philips and Codman. In October 1998, the Company entered into an exclusive distribution agreement with Codman for worldwide market development and distribution of the Company's Neurotrend(TM) Cerebral Tissue Monitoring System. The term of the agreement is six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In June 1999, the Company entered into an exclusive distribution agreement with Hewlett Packard Company ("HP"). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company's leading critical care products, the IRMA(R)SL blood analysis system and the Trendcare(R) continuous blood gas monitoring systems, including Paratrend(R) and Neotrend(TM), to HP. Concurrently with the execution of the agreement, HP made a $9.5 million equity investment in the Company. In addition to HP's equity investment, the agreement also provides for minimum purchase commitments, market development commitments, research and development funding and royalty payments over the initial three and a half-year term. In November 1999, HP assigned the distribution agreement and its equity investment in the Company to Agilent Technologies, Inc. ("Agilent"), a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP completed the spin-off of its ownership in Agilent to HP shareholders in June 2000. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics.

         RESULTS OF OPERATIONS
         ---------------------

         Sales. Sales of the Company's products were $6,262,823 and $18,106,391 for the three and nine months ended September 30, 2001, compared to $6,580,956 and $18,342,193 for the same periods in the prior year, a decrease of 5% and 1% for the three and nine month periods, respectively. The decrease in sales for the three and nine months ended September 30, 2001 relative to the prior year reflects a 10% and 18% respective growth in disposable cartridge and sensor revenue and a 3% and 4% respective increase in instrument revenue, offset by a decrease in royalty revenue under the Philips distribution agreement of $600,000 and $1,550,000, respectively. Comparable unit sales of disposable cartridges and sensors increased 12% and 33%, while unit sales of instruments increased 13% and 23% for the three and nine months ended September 30, 2001. The smaller increase in revenue growth relative to unit sales growth was due to the impact of a lower ratio of continuous monitoring product line sales, which have higher average selling prices, relative to total sales. Continuous monitoring products represented 44% and 41% of total sales for the three and nine months ended September 30, 2001, compared to 54% and 57% for the comparable periods in 2000. Intermittent testing products comprised the remaining sales in each period.

         The Company's direct sales to Philips and Codman comprised approximately 97% and 94% of total sales for the three and nine months ended September 30, 2001, compared to 91% and 89% for the same periods in the prior year.

         Intermittent blood testing products revenue was comprised of 73% and 72% instrument related revenue and 27% and 28% disposable cartridge related revenue for the three and nine months ended September 30, 2001, respectively. Continuous monitoring products revenue was comprised of 74% and 71% instrument related revenue and 26% and 29% disposable sensor revenue for the three and nine months ended September 30, 2001, respectively. The Company's revenues are affected principally by the number of instruments, both monitors and IRMA analyzers, placed with customers and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 2001, the Company has sold approximately 10,000 instruments. As the Company grows, it is expected that the Company's growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

         Cost of Sales. Cost of sales totaled $4,557,001 and $13,411,014, or 73% and 74% of revenue for the three and nine months ended September 30, 2001, compared to $4,593,081 and $13,304,547 or 70% and 73% of revenue for the same periods in the prior year. Cost of sales as a percentage of revenue in the current year periods reflects a lower ratio of continuous monitoring product line sales (which currently have higher gross margins than the intermittent testing product line) to total sales and a reduction in royalty revenue, partially offset by lower disposable unit manufacturing costs resulting from increased unit sales volumes and improved yields; a reduction in instrument material costs; and the impact of operational efficiencies and process improvements.

         Operating Expenses. Research and development expenditures totaled $1,292,495 and $3,764,062 for the three and nine months ended September 30, 2001, compared to $1,249,809 and $3,612,766 for the same periods in 2000. Expenses in the first nine months of 2001 reflect the impact of additional investments initiated throughout 2000 to support new research and development projects.

         Selling, general and administrative expenses totaled $1,254,939 and $3,810,157 for the three and nine months ended September 30, 2001, compared to $1,272,306 and $4,088,429 for the same periods in 2000. The reduction in expenses in both the quarterly and year-to-date periods was impacted by a reduction in headcount, and the decrease in the year-to-date period was further impacted by the transfer of most of the Company's sales and marketing activities to Philips for the IRMA and Trendcare product lines.

         Other Income (Expense). Net other expense totaled $82,979 and $200,600 for the three and nine months ended September 30, 2001, compared to net other income of $46,969 and $140,249 for the same periods in 2000. The Company realized interest income of $71,351 and $273,935 for the three and nine months ended September 30, 2001, compared to $211,248 and $629,842 for the same periods in 2000. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

         Interest expense totaled $144,424 and $429,777 for the three and nine months ended September 30, 2001, compared to $146,468 and $443,914 for the same periods in 2000. While average debt balances were comparable between periods, interest expense amounts in the current year periods reflect the impact of slightly lower average interest rates.

         Net Loss. The net loss for the three and nine months ended September 30, 2001 was $924,591 and $3,079,442, compared to $487,271 and
         $2,523,300 for the same periods in 2000, an increase of 90% and 22%, respectively. The primary contributors to the increase in net loss were the reductions in royalty revenue and interest income, discussed above.

         The Company is currently operating in an environment with uncertainties and changes that will impact future financial results. These include the initial impact of new product introductions on sales of existing hardware product lines, the impact on sales of reduced capital spending in the healthcare sector, the general slowdown of the U.S. economy, and the impact of a transition of the IRMA and Trendcare distribution channel as a result of the sale of Agilent's healthcare business to Royal Philips Electronics in August 2001. Future revenue and gross profit levels will depend in part on the impact of the above as well as revenue mix. Pending resolution of these uncertainties, the Company has limited visibility of its future financial performance.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At September 30, 2001, the Company had working capital of $12,276,796, a decrease of $2,056,902 from the working capital reported at December 31, 2000. The decrease is impacted primarily by the year-to-date net loss before depreciation and amortization of approximately $1,248,000 and purchases of property and equipment of approximately $928,000, partially offset by net proceeds from borrowing activities of approximately $93,000.

         Net cash provided by operating activities totaled $298,945 for the nine months ended September 30, 2001, compared to net cash used of $4,045,776 for the same period in 2000. This was the result of net losses of $3,079,442 and $2,523,300 for these same periods in 2001 and 2000, respectively, adjusted by changes in key operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue.

         Net accounts receivable decreased $1,651,278 for the nine months ended September 30, 2001, compared to a $403,259 decrease for the same period in 2000. The larger decline in accounts receivable during the 2001 year-to-date period is primarily due to the timing of sales, an improvement in days sales outstanding and a slight reduction in sales between periods.

         Inventories decreased $26,257 for the nine months ended September 30, 2001, compared to a decrease of $668,227 for the same period in 2000. The decrease in 2000 was primarily due to improvements in inventory turnover as a result of improvements in inventory management initiated during 2000. The smaller decline in inventories during the 2001 year-to-date period was primarily affected by higher inventory requirements stemming from increased product sales.

         Accounts payable and accrued expenses decreased $1,481,963 and $1,056,130 for the nine months ended September 30, 2001 and 2000, respectively. The larger decrease in 2001 was primarily due to the timing of vendor payments.

         Deferred credits and revenue increased $1,303,585 during the nine months ended September 30, 2001 compared to a $2,802,987 decrease for the same period in 2000. The increase in 2001 represents the receipt of $3 million of prepaid research and development funding from Philips under the terms of the distribution agreement ($2 million of which was accelerated), partially offset by the recognition of a portion of this funding. The decrease in 2000 represents the recognition of funding from Philips for research and development costs and royalty payments received in 1999.

         Net cash provided by investing activities totaled $5,352,626 for the nine months ended September 30, 2001, compared to net cash used in investing activities of $709,225 for the same period in 2000. This change was affected primarily by the amounts and timing of equity funding, funding received from Philips and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $928,035 in 2001 and $2,942,443 in 2000, also affected net cash used in investing activities in each period. In 2001, the Company expects capital expenditures and new lease commitments to approximate $1.2 million, primarily reflecting investments to support new product development and production.

         Net cash provided by financing activities totaled $295,363 and $3,535,280 for the nine months ended September 30, 2001 and 2000, respectively. In 2001, net cash provided by financing activities consisted primarily of net proceeds from borrowings and proceeds from employee stock plans. In 2000, net cash provided by financing activities consisted primarily of proceeds from employee stock plans and warrant exercises.

         At September 30, 2001, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $121 million and $1.3 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company's net operating loss carryforwards are limited due to a "change in ownership." If not used, these net operating loss carryforwards begin to expire in 2005. The Company's foreign subsidiary also has a net operating loss carryforward of approximately $47 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

         The Company believes currently available funds and cash generated from projected operating revenues, supplemented by proceeds from employee stock plans, warrant exercises and asset-based credit, will meet the Company's currently anticipated working capital needs. If the amount or timing of funding from these sources or cash requirements vary materially from those currently planned, the Company could require additional capital. The Company's long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company's products and the level of resources devoted to expanding the Company's business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding if needed.

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



Dated: November 9, 2001