Form 10-Q/A
period 2001-09-30
DIAMETRICS MEDICAL INC
filed 2001-11-13
CIK 895380

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A

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

   Signatures..............................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
------------------------------------------------------

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                  2001           2000             2001            2000
                                              ------------    ------------    ------------    ------------
Net sales                                     $  6,262,823    $  6,580,956    $ 18,106,391    $ 18,342,193

Cost of sales                                    4,557,001       4,593,081      13,411,014      13,304,547
                                              ------------    ------------    ------------    ------------

    Gross profit                                 1,705,822       1,987,875       4,695,377       5,037,646
                                              ------------    ------------    ------------    ------------

Operating expenses:
    Research and development                     1,292,495       1,249,809       3,764,062       3,612,766
    Selling, general and administrative          1,254,939       1,272,306       3,810,157       4,088,429
                                              ------------    ------------    ------------    ------------

    Total operating expenses                     2,547,434       2,522,115       7,574,219       7,701,195
                                              ------------    ------------    ------------    ------------

Operating loss                                    (841,612)       (534,240)     (2,878,842)     (2,663,549)

Other income (expense), net                        (82,979)         46,969        (200,600)        140,249
                                              ------------    ------------    ------------    ------------

Net loss                                      $   (924,591)   $   (487,271)   $ (3,079,442)   $ (2,523,300)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.03)   $      (0.02)   $      (0.12)   $      (0.10)
                                              ============    ============    ============    ============

Weighted average number of
common shares outstanding                       26,785,271      26,661,162      26,748,316      26,423,504
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