Form 10-Q
period 2002-03-31
DIAMETRICS MEDICAL INC
filed 2002-05-15
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.
Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service—Employer Identification No. 41-1663185

2658 Patton Road, Roseville, Minnesota 55113
(651) 639-8035

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on April 30, 2002, was 26,811,779.

Diametrics Medical, Inc.

PART I—FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net sales	$5,462,874	$5,715,894

Cost of sales	4,005,279	4,401,153

Gross profit	1,457,595	1,314,741

Operating expenses:
Research and development	1,221,637	1,160,702
Selling, general and administrative	1,183,946	1,245,932

Total operating expenses	2,405,583	2,406,634

Operating loss	(947,988)	(1,091,893)

Other income (expense), net	(111,003)	(36,007)

Net loss	$(1,058,991)	$(1,127,900)

Basic and diluted net loss per common share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	26,804,451	26,722,744

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,512,736	$7,654,845
Marketable securities	—	749,141
Accounts receivable	4,678,120	4,556,865
Inventories	4,916,854	4,066,964
Prepaid expenses and other current assets	337,081	247,286

Total current assets	15,444,791	17,275,101

Property and equipment	22,457,013	22,900,450
Less accumulated depreciation and amortization	(16,806,571)	(16,721,645)

	5,650,442	6,178,805

Other assets	6,700	6,700

	$21,101,933	$23,460,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,556,409	$1,562,569
Accrued expenses	1,227,075	1,796,390
Other current liabilities	1,388,411	2,039,686

Total current liabilities	4,171,895	5,398,645

Long-term liabilities:
Long-term liabilities, excluding current portion	7,525,378	7,572,752
Other liabilities	960,300	960,300

Total liabilities	12,657,573	13,931,697

Shareholders’ equity:
Common stock, $.01 par value: 45,000,000 authorized 26,811,779 and 26,802,687 shares issued and outstanding	268,118	268,027
Additional paid-in capital	147,607,580	147,517,078
Accumulated deficit	(136,946,461)	(135,887,470)
Accumulated other comprehensive loss	(2,484,877)	(2,368,726)

Total shareholders’ equity	8,444,360	9,528,909

	$21,101,933	$23,460,606

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,058,991)	$(1,127,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541,640	675,578
Other	(2,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(121,255)	948,366
Inventories	(849,890)	(581,301)
Prepaid expenses and other current assets	(89,795)	201,087
Accounts payable	(6,160)	(554,046)
Accrued expenses	(569,315)	(801,071)
Deferred credits and revenue	(583,333)	(792,031)

Net cash used in operating activities	(2,739,099)	(2,031,318)

Cash flows from investing activities:
Purchases of property and equipment	(57,673)	(378,795)
Purchases of marketable securities	—	(3,569,950)
Proceeds from maturities of marketable securities	749,141	4,851,000
Other	2,000	(1,100)

Net cash provided by investing activities	693,468	901,155

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(115,316)	(141,092)
Proceeds from borrowings	—	466,790
Net proceeds from the issuance of common stock	90,593	82,396

Net cash provided by (used in) financing activities	(24,723)	408,094

Effect of exchange rate changes on cash and cash equivalents	(71,755)	(102,922)

Net decrease in cash and cash equivalents	(2,142,109)	(824,991)
Cash and cash equivalents at beginning of period	7,654,845	2,431,704

Cash and cash equivalents at end of period	$5,512,736	$1,606,713

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$135,739	$141,319

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(UNAUDITED)

(1)	UNAUDITED FINANCIAL STATEMENTS

The interim consolidated financial statements of Diametrics Medical, Inc. (the “Company”) are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the quarter ended March 31, 2002, and has made no changes to these policies during the quarter.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)	COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2002	2001
Net loss	$(1,058,991)	$(1,127,900)
Change in cumulative translation adjustment	(116,151)	(229,053)

Comprehensive loss	$(1,175,142)	$(1,356,953)

(3)	INVENTORIES

	March 31, 2002	December 31, 2001
Raw materials	$2,523,679	$1,739,134
Work-in-process	1,495,675	1,130,307
Finished goods	897,500	1,197,523

	$4,916,854	$4,066,964

(4)	OTHER CURRENT LIABILITIES

	March 31, 2002	December 31, 2001
Deferred research and development funding	$1,166,667	$1,666,667
Current portion of long-term debt	221,744	289,686
Other	—	83,333

	$1,388,411	$2,039,686

The Company’s distribution agreement with Philips Medical Systems (“Philips”) provides for prepaid funding of research and development costs. These prepayments are being recognized ratably over the periods earned.

(5)	RELATED PARTY TRANSACTIONS

In August 1998, the Company completed the sale in a private placement of 2,142,858 shares of Common Stock at a price of $7.00 per share as part of a Common Stock Purchase Agreement, resulting in aggregate proceeds to the Company of $15,000,006. The purchasers also received five-year warrants to purchase 714,286 shares of Common Stock at $8.40 per share. In addition, the Company issued Convertible Senior Secured Fixed Rate Notes, with proceeds aggregating $7,300,000, which were used to retire other debt of the Company. The investor group in both transactions was led by BCC Acquisition II LLC.

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the Common Stock Purchase Agreement and the related sale of Convertible Senior Secured Fixed Rate Notes. This director is also a director of DVI, Inc., a health care finance company with which the Company has an available receivable backed credit line (that expires on June 29, 2002), outstanding notes payable and a capital lease. As of March 31, 2002, there were no outstanding advances against the $1,000,000 receivable-backed credit line and the outstanding balance of the notes payable and capital lease debt totaled $59,901 and $335,255, respectively.

The Company’s exclusive distributors, Philips and Codman & Shurtleff, a Johnson & Johnson Company (“Codman”), are shareholders of the Company. Additionally, the agreements with both distribution partners provide for minimum annual purchase amounts and market development commitments, and the Philips agreement provides for research and development funding. Sales to these parties for the three months ended March 31, 2002 and 2001 were approximately $5.2 million and $5 million, respectively. Outstanding accounts receivable for these distributors represented 98% of total outstanding accounts receivable as of March 31, 2002 and December 31, 2001.

(6)	EFFECT OF NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” became effective for the Company July 1, 2001 and January 1, 2002, respectively. As of December 31, 2001, the goodwill and other intangible assets created from a business combination completed in 1996 were fully amortized. The Company has evaluated SFAS No. 141 and SFAS No. 142, and has concluded that they did not have an impact on its financial statements.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” became effective for the Company January 1, 2002. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has evaluated SFAS No. 144 and has concluded that it did not have an effect on its financial statements.

(7)	SUBSEQUENT EVENT

During the first quarter 2002, the Company initiated operational changes intended to better align its resources with its evolving strategy, improve efficiency and achieve a more competitive cost structure. These changes began with a work force reduction of ten manufacturing positions in the Company’s U.K. subsidiary. Severance costs associated with this work force reduction totaled approximately $30,000 and are included in cost of sales for the three months ended March 31, 2002. The Company made further changes in April 2002, including the elimination of three additional manufacturing related positions in the Company’s U.K. subsidiary and nine positions in the Company’s U.S. operations, affecting manufacturing, research and development and general and administrative employees. In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the April work force reductions and the executive officer resignation will consist primarily of severance and related costs amounting to approximately $600,000. These costs will be accrued and charged to expense in the second quarter 2002, coincidental with the timing of management’s approval of the related restructuring plans, notification of employees and executive officer resignation. The impact of the work force reductions on future operating results and cash flows is not expected to be material in future periods, as the resulting savings achieved, approximating $800,000 on an annualized basis, will be reinvested in other areas of the Company, primarily to support new research and development projects and other strategic initiatives.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the quarter ended March 31, 2002, and has made no changes to these policies during the quarter.

The Company’s discussion and analysis of results of operations and financial condition, including statements regarding the Company’s expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and economies, the performance of the Company’s distributors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99 to the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company’s fiscal year ended December 31, 2001. When used in the Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

SUMMARY

Diametrics Medical, Inc., which began operations in 1990, is engaged in the development and manufacture of critical care blood and tissue analysis systems which provide immediate or continuous diagnostic results at the point-of-patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization (primarily through distributors). As of March 31, 2002, the primary funding for the operations of the Company has been approximately $148 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

Distribution and commercialization of the Company’s products primarily occurs through Philips and Codman. Philips is the exclusive global distributor of the Company’s critical care blood monitoring products, the IRMA®SL blood analysis system and the Trendcare® continuous blood gas monitoring systems, including Paratrend® and Neotrend®. Philips also is the exclusive global distributor of the Blood Analysis Portal System, co-developed by the Company and Philips. Codman is the exclusive worldwide distributor of the Neurotrend® cerebral tissue monitoring system.

The Codman distribution agreement was initiated in October 1998, has a term of six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In addition, Johnson & Johnson Development Corporation has an equity investment of approximately $4 million in the Company’s Common Stock.

The distribution agreement with Philips was signed in June 1999, initially as an agreement between the Company and Hewlett Packard Company (“HP”). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company’s blood monitoring products described above to HP. The initial term of the agreement is three and a half years, with the option for extensions. Concurrently with the execution of the agreement, HP made a $9.5 million equity investment, currently representing an approximate 7% ownership interest in the Company. In addition to HP’s equity investment, the agreement also provides for minimum purchase commitments of the Company’s products, market development commitments, research and development funding and royalty payments. In late 1999, HP assigned the distribution agreement and its equity investment with the Company to Agilent Technologies, Inc. (“Agilent”), a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP spun off of its ownership in Agilent to HP shareholders during 2000. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics. The initial three-and-a half year term of the Company’s distribution agreement with Philips ends on October 31, 2002, with the option for three three-year extensions. The Company is discussing various options for the possible continuation of a relationship with Philips following the end of the initial term, which could include a continuation of the distribution relationship with Philips under modified terms yet to be determined. The Company’s sales to Philips for the three months ended March 31, 2002 and 2001 were 92% and 85%, respectively, of total sales, and the Company recognized $500,000 and $625,000 of funding from Philips as a reduction in research and development expenses in each of these periods. Sales to Philips include product purchases by Philips to meet sales demand of its end-user customers and to fulfill its internal product requirements associated with the sales process, as well as contractual purchase commitments under the distribution agreement. As a result, the level of the Company’s sales to Philips during any period is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips in each of the periods presented.

RESULTS OF OPERATIONS

Sales.    Sales of the Company’s products were $5,462,874 for the three months ended March 31, 2002, compared to $5,715,894 for the same period in the prior year, a decrease of 4%. The decrease in sales for the three months ended March 31, 2002 relative to the prior year reflects a 4% decrease in disposable cartridge and sensor revenue and a 5% decrease in instrument revenue. Comparable unit sales of disposable cartridges and sensors decreased 9%, while unit sales of instruments increased 15% for the three months ended March 31, 2002. The 5% decline in instrument revenues primarily reflects a change in product mix for the intermittent testing product line to include sales of the recently introduced Blood Analysis Portal System (“Portal”), which carries a lower average sales price than the IRMA analyzer. The impact of this reduction was partially offset by an increase in continuous monitoring instrument sales, resulting in an overall increase in the content of continuous monitoring sales relative to the prior year’s first quarter. Instrument unit growth of 15% occurred primarily as a result of the increase in sales of continuous monitoring instruments. The reduction in disposable revenues and related units resulted from the timing of disposable cartridge sales. Intermittent testing products represented 59% of total sales for the three months ended March 31, 2002, compared to 65% for the comparable period in 2001. Continuous monitoring products comprised the remaining sales in each period.

The Company’s sales to Philips and Codman comprised approximately 94% and 88% of total sales for the three months ended March 31, 2002 and 2001, respectively. Due to the significant purchases of the Company’s products by its distributors for their internal use in the sales process and to meet minimum purchase commitments, the Company’s revenues during any period are not indicative of the distributors’ sales to end-user customers during that period. The distributors’ sales to their end-user customers during the three months ended March 31, 2002 are estimated to be approximately 50% of the Company’s product sales to those distributors in the same period, compared to an estimated average of 40% over the last three years. While expected to remain below the level of the Company’s sales to the distributors in 2002, the distributors’ sales to their end-user customers for the full year 2002 are expected to increase as a percentage of the Company’s product sales to those distributors compared to prior years.

Intermittent blood testing products revenue was comprised of 71% instrument related revenue and 29% disposable cartridge related revenue for the three months ended March 31, 2002. Continuous monitoring products revenue was comprised of 69% instrument related revenue and 31% disposable sensor revenue for the three months ended March 31, 2002. The Company’s revenues are affected principally by the number of instruments, consisting of monitors, IRMA analyzers and Portal systems, sold to distributors, the extent to which the distributors sell these instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 2002, the Company has sold approximately 11,700 instruments. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Sales.    Cost of sales totaled $4,005,279, or 73% of revenue for the three months ended March 31, 2002, compared to $4,401,153 or 77% of revenue for the same period last year. Cost of sales as a percentage of revenue in the current year period reflects a higher ratio of continuous monitoring product line sales (which currently have higher gross margins than the intermittent testing product line) to total sales, lower disposable sensor and cartridge unit manufacturing costs resulting from increased production volumes and improved sensor yields, and the impact of operational efficiencies and process improvements.

Operating Expenses.    Research and development expenditures totaled $1,221,637 for the three months ended March 31, 2002, a 5% increase compared to $1,160,702 for the same period in 2001. Expenses in the first three months of 2002 increased primarily due to increased investments to support new research and development projects and a decline in the Company’s recognition of funding from Philips, from $625,000 in the first quarter of 2001 to $500,000 for the same period in 2002. These increases were partially offset by the favorable impact of the completion in the fourth quarter 2001 of the amortization of purchased completed technology and other related intangible assets associated with the Company’s purchase of Biomedical Sensors, Ltd. (now known as Diametrics Medical, Ltd.) in 1996, resulting in a reduction in expense of approximately $119,000.

Selling, general and administrative expenses totaled $1,183,946 for the three months ended March 31, 2002, compared to $1,245,932 for the same period in 2001. The reduction in expenses was primarily due to a reduction in personnel.

Other Income (Expense).    Net other expense totaled $111,003 for the three months ended March 31, 2002, compared to net other expense of $36,007 for the same period in 2001. The Company realized interest income of $32,237 for the three months ended March 31, 2002, compared to $124,504 for the same period in 2001. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $135,739 for the three months ended March 31, 2002, compared to $141,319 for the same period in 2001. The period-to-period decrease in interest expense primarily reflects the impact of lower average debt balances.

Net Loss.    The net loss for the three months ended March 31, 2002 was $1,058,991, compared to $1,127,900 for the same period in 2001, a decrease of 6%. The improvement in net loss primarily reflects an improvement in gross profit, influenced by changes in product mix and lower disposable unit manufacturing costs affected by increased disposable production volumes and improved sensor yields, partially offset by lower interest income.

The Company anticipates that commercial success of its distribution partners should result in growth in disposable sensor and cartridge revenue in 2002. This growth is likely to be offset initially by a decline in instrument revenue resulting from the impact of the introduction of the Portal system on average hardware sales prices and on sales of existing hardware product lines as distributors reduce inventories of these products. Revenue and gross profit levels in 2002 will depend on the impact of the Portal introduction, revenue mix, and sales performance of the Company’s distributors. As a result, the Company’s financial performance for 2002 may not improve from or may be less favorable than that of 2001. If sales growth does occur in 2002, it is expected to be delayed to the later part of the year due to these factors.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of $11,272,896, a decrease of $603,560 from the working capital reported at December 31, 2001. The decrease is impacted primarily by the year-to-date net loss before depreciation and amortization of approximately $517,000 and purchases of property and equipment of approximately $58,000.

Net cash used in operating activities totaled $2,739,099 for the three months ended March 31, 2002, compared to net cash used of $2,031,318 for the same period in 2001. This was the result of net losses of $1,058,991 and $1,127,900 for these same periods in 2002 and 2001, respectively, adjusted by changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $121,255 for the three months ended March 31, 2002, compared to a $948,366 decrease for the same period in 2001. A significantly larger accounts receivable balance existed at December 31, 2000 relative to December 31, 2001, resulting in higher accounts receivable collections in the first quarter of 2001, facilitated by the Company’s success in achieving reductions in days sales outstanding during 2001. Further improvements were achieved in days sales outstanding during the first quarter 2002.

Inventories increased $849,890 for the three months ended March 31, 2002, compared to an increase of $581,301 for the same period in 2001. The increase in 2002 was primarily due to a ramp up of intermittent testing raw material inventories to facilitate second quarter production requirements for Portal units and IRMA analyzers. This was partially offset by a decline in continuous monitoring instrument inventory resulting from sales of these products during the quarter. The increase in 2001 was primarily due to an increase in continuous monitoring instrument inventory resulting from lower than anticipated sales of these products during the quarter.

Accounts payable and accrued expenses decreased $575,475 and $1,355,117 for the three months ended March 31, 2002 and 2001, respectively. Both periods reflect the payment of employee incentive bonuses earned in the prior year. The smaller decrease in 2002 was primarily due to the timing of vendor payments.

Deferred credits and revenue decreased $583,333 and $792,031 for the three months ended March 31, 2002 and 2001, respectively, primarily representing the recognition of funding from Philips for research and development costs.

Net cash provided by investing activities totaled $693,468 and $901,155 for the three months ended March 31, 2002 and 2001, respectively. This change was affected primarily by the amounts and timing of equity funding, funding received from Philips and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $57,673 in 2002 and $378,795 in 2001, also affected net cash used in investing activities in each period. In 2002, the Company expects capital expenditures and new lease commitments to approximate $1.2 million, primarily reflecting investments to support new product development and production.

Net cash used by financing activities totaled $24,723 for the three months ended March 31, 2002, compared to net cash provided by financing activities of $408,094 for the same period in the prior year. The period-to-period change was primarily impacted by net proceeds from borrowings of $326,000 in 2001, compared to principal payments on borrowings of $115,000 in 2002.

As a result of the changes discussed above, the Company’s total cash and marketable securities balance decreased by approximately $2.9 million and $2.1 million during the three months ended March 31, 2002 and 2001, respectively. The declines in both periods reflect additional cash requirements to pay employee incentive bonuses earned in the prior year and purchases of inventories for production and sales in the following quarters. Consequently, the average rate of quarterly cash usage for the remainder of 2002 is expected to be less than that of the first quarter. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company is currently reviewing various options for raising additional capital during 2002, including the use of asset-based credit, strategic partner funding and the issuance of debt or equity securities. Additionally, the full principal balance of the Company’s $7.3 million Convertible Senior Fixed Rate Notes become due August 4, 2003, unless the note holders elect prior to that date to convert the notes into shares of the Company’s Common Stock at a conversion price of $8.40 per share. If the note holders do not exercise the conversion option or do not elect to extend the due date, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes. There is no assurance that the Company will be able to refinance the notes or be able to refinance under favorable terms. The Company’s long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements.

At March 31, 2002, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $122.1 million and $1.4 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2010 and 2022 ($31.6 million between 2010 and 2013 and $90 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $47.5 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

SUBSEQUENT EVENT

During the first quarter 2002, the Company initiated operational changes intended to better align its resources with its evolving strategy, improve efficiency and achieve a more competitive cost structure. These changes began with a work force reduction of ten manufacturing positions in the Company’s U.K. subsidiary. Severance costs associated with this work force reduction totaled approximately $30,000 and are included in cost of sales for the three months ended March 31, 2002. The Company made further changes in April 2002, including the elimination of three additional manufacturing related positions in the Company’s U.K. subsidiary and nine positions in the Company’s U.S. operations, affecting manufacturing, research and development and general and administrative employees. In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the April work force reductions and the executive officer resignation will consist primarily of severance and related costs amounting to approximately $600,000. These costs will be accrued and charged to expense in the second quarter 2002, coincidental with the timing of management’s approval of the related restructuring plans, notification of employees and executive officer resignation. The impact of the work force reductions on future operating results and cash flows is not expected to be material in future periods, as the resulting savings achieved, approximating $800,000 on an annualized basis, will be reinvested in other areas of the Company, primarily to support new research and development projects and other strategic initiatives.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. Effective November 1, 1999 most of the Company’s sales are made to distributors and denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented were not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or manage interest rate risk. The Company’s exposure to interest rate risk is limited to short-term borrowings under its $1 million receivable backed credit line (which expires on June 29, 2002) and a bank loan. As of March 31, 2002 there were no advances outstanding on the receivable backed credit line and the balance of the bank loan was less than $40,000. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company’s financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what has been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

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

DIAMETRICS MEDICAL, INC.

By:	/s/ Laurence L. Betterley Laurence L. Betterley Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated:      May 15, 2002