Form 10-Q
period 2002-06-30
DIAMETRICS MEDICAL INC
filed 2002-08-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.
Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

2658 Patton Road, Roseville, Minnesota 55113
(651) 639-8035

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No    ☐

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on July 31, 2002, was 26,819,165.

Diametrics Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$5,275,931	$6,127,674	$10,738,805	$11,843,568

Cost of sales	3,953,497	4,452,860	7,958,776	8,854,013

Gross profit	1,322,434	1,674,814	2,780,029	2,989,555

Operating expenses:
Research and development	1,298,895	1,310,865	2,520,532	2,471,567
Selling, general and administrative	1,345,102	1,309,286	2,529,048	2,555,218
Restructuring and other charges	688,188	—	688,188	—

Total operating expenses	3,332,185	2,620,151	5,737,768	5,026,785

Operating loss	(2,009,751)	(945,337)	(2,957,739)	(2,037,230)

Other expense, net	(120,837)	(81,614)	(231,840)	(117,621)

Net loss	$(2,130,588)	$(1,026,951)	$(3,189,579)	$(2,154,851)

Basic and diluted net loss per common share	$(0.08)	$(0.04)	$(0.12)	$(0.08)

Weighted average number of common shares outstanding	26,813,070	26,747,261	26,808,785	26,735,071

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,598,096	$7,654,845
Marketable securities	—	749,141
Accounts receivable	4,668,191	4,556,865
Inventories	4,455,982	4,066,964
Prepaid expenses and other current assets	442,844	247,286

Total current assets	13,165,113	17,275,101

Property and equipment	23,256,555	22,900,450
Less accumulated depreciation and amortization	(17,732,392)	(16,721,645)

	5,524,163	6,178,805

Other assets	6,700	6,700

	$18,695,976	$23,460,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,199,620	$1,562,569
Accrued expenses	1,716,110	1,796,390
Other current liabilities	842,854	2,039,686

Total current liabilities	3,758,584	5,398,645

Long-term liabilities:
Long-term liabilities, excluding current portion	7,510,911	7,572,752
Other liabilities	960,300	960,300

Total liabilities	12,229,795	13,931,697

Shareholders' equity:
Common stock, $.01 par value: 45,000,000 authorized 26,819,165 and 26,802,687 shares issued and outstanding	268,192	268,027
Additional paid-in capital	147,631,310	147,517,078
Accumulated deficit	(139,077,049)	(135,887,470)
Accumulated other comprehensive loss	(2,356,272)	(2,368,726)

Total shareholders' equity	6,466,181	9,528,909

	$18,695,976	$23,460,606

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,189,579)	$(2,154,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,037,610	1,244,799
Other	(2,000)	1,506
Changes in operating assets and liabilities:
Accounts receivable	(111,326)	978,581
Inventories	(389,018)	(473,489)
Prepaid expenses and other current assets	(195,558)	52,258
Accounts payable	(362,949)	(859,793)
Accrued expenses	(80,280)	(577,261)
Deferred credits and revenue	(1,083,333)	(250,365)

Net cash used in operating activities	(4,376,433)	(2,038,615)

Cash flows from investing activities:
Purchases of property and equipment	(287,911)	(701,688)
Purchases of marketable securities	—	(3,569,950)
Proceeds from maturities of marketable securities	749,141	9,851,711
Other	2,000	(1,100)

Net cash provided by investing activities	463,230	5,578,973

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(175,340)	(276,951)
Proceeds from borrowings	—	487,310
Net proceeds from the issuance of common stock	114,397	176,591

Net cash provided by (used in) financing activities	(60,943)	386,950

Effect of exchange rate changes on cash and cash equivalents	(82,603)	(157,708)

Net increase (decrease) in cash and cash equivalents	(4,056,749)	3,769,600
Cash and cash equivalents at beginning of period	7,654,845	2,431,704

Cash and cash equivalents at end of period	$3,598,096	$6,201,304

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$271,021	$285,353

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

(1)	UNAUDITED FINANCIAL STATEMENTS

The interim consolidated financial statements of Diametrics Medical, Inc. (the “Company”) are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals as well as restructuring and other charges, necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the six months ended June 30, 2002, and has made no changes to these policies during 2002.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)	NET LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company’s common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive. The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	June 30,
	2002	2001
Common stock options	3,389,055	2,657,491
Common stock warrants	1,201,667	1,406,667
Convertible senior secured fixed rate notes	869,047	869,047

(3)	COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(2,130,588)	$(1,026,951)	$(3,189,579)	$(2,154,851)
Change in cumulative translation adjustment	128,605	(88,819)	12,454	(317,872)

Comprehensive loss	$(2,001,983)	$(1,115,770)	$(3,177,125)	$(2,472,723)

(4)	INVENTORIES

	June 30, 2002	December 31, 2001
Raw materials	$2,107,880	$1,739,134
Work-in-process	1,065,605	1,130,307
Finished goods	1,282,497	1,197,523

	$4,455,982	$4,066,964

(5)	OTHER CURRENT LIABILITIES

	June 30, 2002	December 31, 2001
Deferred research and development funding	$666,667	$1,666,667
Current portion of long-term debt	176,187	289,686
Other	—	83,333

	$842,854	$2,039,686

The Company’s distribution agreement with Philips Medical Systems (“Philips”) provides for prepaid funding of research and development costs. These prepayments are being recognized ratably over the periods earned.

(6)	RELATED PARTY TRANSACTIONS

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

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the Common Stock Purchase Agreement and the related sale of Convertible Senior Secured Fixed Rate Notes. This director is also a director of DVI, Inc., a health care finance company with which the Company has outstanding notes payable and a capital lease. As of June 30, 2002, the outstanding balance of the notes payable and capital lease debt totaled $11,481 and $333,428, respectively.

The Company’s exclusive distributors, Philips and Codman & Shurtleff, a Johnson & Johnson Company (“Codman”), are shareholders of the Company. Additionally, the agreements with both distribution partners provide for minimum annual purchase amounts and market development commitments, and the Philips agreement provides for research and development funding. Sales to these parties were approximately $5.1 million and $10.2 million for the three months and six months ended June 30, 2002 compared to $5.8 million and $10.9 million for the same periods in the prior year. Outstanding accounts receivable for these distributors represented 99% and 98% of total outstanding accounts receivable as of June 30, 2002 and December 31, 2001, respectively. Sales and related accounts receivable balances for both periods were primarily concentrated with Philips. On July 31, 2002, Philips notified the Company that it will not extend the current distribution agreement between the two companies, which ends on October 31, 2002. The Company is currently negotiating a new relationship with Philips. Additionally, the Company expects to enter into discussions with other companies regarding potential partnerships in the point-of-care diagnostics market. The Company’s transition to these new relationships may negatively impact the Company’s financial performance during the transition period.

(7)	NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company plans to adopt SFAS No. 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

(8)	RESTRUCTURING AND OTHER CHARGES

During the first half of 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency and achieve a more competitive cost structure. These changes involved a work force reduction impacting 22 employees, including thirteen manufacturing positions in the Company’s U.K. subsidiary and nine positions in the Company’s U.S. operations, including six in manufacturing, two in research and development and one in general and administration. In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the work force reductions and costs resulting from the executive officer resignation consisted primarily of severance and related costs amounting to approximately $688,000, accrued during the second quarter of 2002. The Company has paid approximately $314,000 of these costs through June 2002 and expects to pay an additional $209,000 in the last half of 2002 and $165,000 in the first half of 2003. The impact of the work force reductions on future operating results and cash flows is not expected to be material in future periods, as the resulting savings achieved, approximating $800,000 on an annualized basis ($500,000 in manufacturing, $232,000 in research and development and $68,000 in general and administration), will be reinvested in other areas of the Company, primarily to support new research and development projects and other strategic initiatives.

(9)	SUBSEQUENT EVENT

In late July and early August, the Company implemented further operational changes to better align its resources with its evolving strategy and to contain costs, partially due to the Company’s transition to a new relationship with Philips and potentially new partnerships with other companies. These changes involved a work force reduction impacting an additional 23 employees, including 14 positions in the Company’s U.K. subsidiary (13 in manufacturing and one in research and development) and nine positions in the Company’s U.S. operations (two in manufacturing and seven in research and development). Charges associated with the work force reduction will consist primarily of severance and related costs amounting to approximately $200,000. These costs will be paid and charged to expense in the third quarter 2002, coincidental with the timing of management’s approval of the related restructuring plan and notification of employees. The Company is currently evaluating the impact of the work force reduction on future operating results and cash flows. Projected savings associated with these changes approximate $1,200,000 on an annualized basis ($400,000 in manufacturing and $800,000 in research and development), and are currently expected to be reinvested in other areas to support the Company’s transition to new partnership relationships as well as to support other strategic initiatives. Additionally, in July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective August 1, provides for a cash bonus and restricted stock grants for certain key employees who remain employed by the Company for at least one year from the plan’s effective date. Expenses associated with the cash bonuses and stock grants will be accrued and recognized over the periods earned, and are estimated at $320,000 in 2002, $605,000 in 2003 and $220,000 in 2004.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the six months ended June 30, 2002, and has made no changes to these policies during 2002.

The Company’s discussion and analysis of results of operations and financial condition, including statements regarding the Company’s expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and economies, the performance and continuance of the Company’s distributors and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99.3 to this Form 10-Q. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

SUMMARY

Diametrics Medical, Inc., which began operations in 1990, is engaged in the development and manufacture of critical care blood and tissue analysis systems which provide immediate or continuous diagnostic results at the point-of-patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing and marketing organization (primarily through distributors). As of June 30, 2002, the primary funding for the operations of the Company has been approximately $148 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

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

The Codman distribution agreement was initiated in October 1998, has a term of six years and is renewable for two years. If minimum sales levels and marketing expenditure levels are not achieved by Codman, certain payments will be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In addition, Johnson & Johnson Development Corporation has an equity investment in 773,184 shares of the Company’s Common Stock, representing an approximate 3% ownership interest in the Company.

The distribution agreement with Philips was signed in June 1999, initially as an agreement between the Company and Hewlett Packard Company (“HP”). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company’s blood monitoring products described above to HP. The initial term of the agreement is three and a half years, with the option for extensions. Concurrently with the execution of the agreement, HP made a $9.5 million equity investment, currently representing an approximate 7% ownership interest in the Company. In addition to HP’s equity investment, the agreement also provides for minimum purchase commitments of the Company’s products, research and development funding and royalty payments. In late 1999, HP assigned the distribution agreement and its equity investment with the Company to Agilent Technologies, Inc. (“Agilent”), a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP spun off of its ownership in Agilent to HP shareholders during 2000. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics. The initial three-and-a half year term of the Company’s distribution agreement with Philips ends on October 31, 2002. On July 31, 2002, Philips notified the Company that it will not extend the current distribution agreement between the two companies. The Company is currently negotiating a new relationship with Philips in point-of-care diagnostics. The Company’s sales to Philips for the six months ended June 30, 2002 and 2001 were 93% and 89%, respectively, of total sales, and the Company recognized approximately $1 million and $1.2 million of funding from Philips as a reduction in research and development expenses in each of these periods. Sales to Philips include product purchases by Philips to meet sales demand of its end-user customers and to fulfill its internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments under the distribution agreement. As a result, the level of the Company’s sales to Philips during any period is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips in each of the periods presented.

RESULTS	OF OPERATIONS

Sales.    Sales of the Company’s products were $5,275,931 and $10,738,805 for the three and six months ended June 30, 2002, compared to $6,127,674 and $11,843,568 for the same periods in the prior year, a decrease of 14% and 9% for the three and six-month periods, respectively. The decrease in sales for the three and six months ended June 30, 2002 relative to the prior year reflects an 18% and 12% respective decrease in instrument revenue and a 4% decrease in disposable cartridge and sensor revenue for both periods. Related unit sales of instruments increased 17% and 16% for the three and six-month periods, respectively, while unit sales of disposable cartridges and sensors increased 2% for the three-month period and decreased 3% for the six-month period. The increase in disposable unit sales during the three-month period relative to the revenue decline occurred due to a higher mix of intermittent testing cartridge sales, which carry a lower average selling price than continuous monitoring sensors. The 18% reduction in instrument revenue for the three-month period was largely driven by a reduction in continuous monitoring hardware and accessory sales. The increase in instrument unit sales during the same period reflects the impact of sales of the recently introduced Blood Analysis Portal System (“Portal”) which carries a substantially lower average selling price than the IRMA analyzer and continuous monitoring instruments. While unit sales of instruments also increased during the six-month period, related revenues were down 12%, reflecting a shift in the mix of intermittent testing instrument sales from IRMA analyzers to Portals, as well as a reduction in continuous monitoring accessory sales. Intermittent testing products represented 62% and 61% of total sales for the three and six months ended June 30, 2002, compared to 56% and 60% for the comparable periods in 2001. Continuous monitoring products comprised the remaining sales in each period.

The Company’s sales to Philips and Codman comprised approximately 96% and 95% of total sales for the three and six months ended June 30, 2002, compared to 95% and 92% for the same periods in the prior year. Due to the significant purchases of the Company’s products by its distributors for their internal use in the sales and service processes and for customer financing programs and to meet minimum purchase commitments, the Company’s revenues during any period are not indicative of the distributors’ sales to end-user customers during that period. The distributors’ sales to their end-user customers during the six months ended June 30, 2002 are estimated to be approximately 50% of the Company’s product sales to those distributors in the same period, compared to an estimated average of 40% over the last three years. While expected to remain below the level of the Company’s sales to the distributors in 2002, the distributors’ sales to their end-user customers for the full year 2002 are expected to increase as a percentage of the Company’s product sales to those distributors compared to prior years.

Intermittent testing products revenue was comprised of 68% and 69% instrument related revenue and 32% and 31% disposable cartridge related revenue for the three and six months ended June 30, 2002. Continuous monitoring products revenue was comprised of 62% and 67% instrument related revenue and 38% and 33% disposable sensor revenue for the three and six months ended June 30, 2002. The Company’s revenues are affected principally by the number of instruments, consisting of continuous monitoring instruments and accessories, IRMA analyzers and Portal systems, sold to distributors, the extent to which the distributors sell these instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 2002, the Company has sold approximately 12,600 instruments. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Sales.    Cost of sales totaled $3,953,497 and $7,958,776, or 75% and 74% of revenue for the three and six months ended June 30, 2002, compared to $4,452,860 and $8,854,013 or 73% and 75% of revenue for the same periods in the prior year. Cost of sales as a percentage of revenue for the three months ended June 30, 2002 reflects a lower ratio of continuous monitoring product line sales (which currently have higher gross margins than the intermittent testing product line) to total sales. Manufacturing work force reductions initiated early in the second quarter, along with improvements in disposable cartridge yields, resulted in reductions in cartridge and IRMA analyzer unit manufacturing costs during the quarter. These improvements partially offset the impact of the change in product mix for the three-month period, and along with cartridge and sensor disposable cost reductions achieved in the first quarter, helped drive the improvement in cost of sales as a percentage of revenue for the six-month period.

Operating Expenses.    Research and development expenditures totaled $1,298,895 and $2,520,532 for the three and six months ended June 30, 2002, compared to $1,310,865 and $2,471,567 for the same periods in 2001. Expenses in the first six months of 2002 increased slightly, primarily due to increased investments to support new research and development projects and a decline in the Company’s recognition of funding from Philips, from $1.2 million in the first half of 2001 to $1 million for the same period in 2002. These increases were partially offset by the favorable impact of the completion in the fourth quarter 2001 of the amortization of purchased completed technology and other related intangible assets associated with the Company’s purchase of Biomedical Sensors, Ltd. (now known as Diametrics Medical, Ltd.) in 1996, resulting in a reduction in expense of approximately $237,000.

Selling, general and administrative expenses totaled $1,345,102 and $2,529,048 for the three and six months ended June 30, 2002, compared to $1,309,286 and $2,555,218 for the same periods in 2001. Expenses for the three and six-month periods were comparable, reflecting cost savings from a reduction in personnel offset by additional costs to support new strategic initiatives.

Restructuring and Other Charges.    During the first half of 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency and achieve a more competitive cost structure. These changes involved a work force reduction impacting 22 employees, including thirteen manufacturing positions in the Company’s U.K. subsidiary and nine positions in the Company’s U.S. operations, including six in manufacturing, two in research and development and one in general and administration. In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the work force reductions and costs resulting from the executive officer resignation consisted primarily of severance and related costs amounting to approximately $688,000, accrued during the second quarter of 2002. The Company has paid approximately $314,000 of these costs through June 2002 and expects to pay an additional $209,000 in the last half of 2002 and $165,000 in the first half of 2003. The impact of the work force reductions on future operating results and cash flows is not expected to be material in future periods, as the resulting savings achieved, approximating $800,000 on an annualized basis ($500,000 in manufacturing, $232,000 in research and development and $68,000 in general and administration), will be reinvested in other areas of the Company, primarily to support new research and development projects and other strategic initiatives.

Other Income (Expense).    Net other expense totaled $120,837 and $231,840 for the three and six months ended June 30, 2002, compared to net other expense of $81,614 and $117,621 for the same periods in 2001. The Company realized interest income of $21,733 and $53,970 for the three and six months ended June 30, 2002, compared to $78,080 and $202,584 for the same periods in 2001. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $135,282 and $271,021 for the three and six months ended June 30 2002, compared to $144,034 and $285,353 for the same periods in 2001. The period-to-period decrease in interest expense primarily reflects the impact of lower average debt balances.

Net Loss.    The net loss, including restructuring and other charges, for the three and six months ended June 30, 2002 was $2,130,588 and $3,189,579, respectively. Excluding the impact of restructuring and other charges, the net loss was $1,442,400 and $2,501,391 for the three and six-month periods compared to $1,026,951 and $2,154,852 for the same periods in 2001. The primary contributors to the increase in net loss before restructuring and other charges were lower revenues in the 2002 periods, and for this year’s six-month period, lower interest income.

For the third quarter of 2002, the Company expects its net sales and net loss to be similar to levels achieved in the second quarter of the year, excluding restructuring and other charges, as any growth in disposable revenue is expected to be offset by reductions in instrument revenue, due to the expected impact on revenues of an increased mix of lower priced Portal sales relative to IRMA analyzer sales. Given the early stage of negotiations with Philips regarding a new relationship between the two companies, the Company has limited visibility at this time as to its projected financial performance for the fourth quarter 2002. The Company’s transition to a new relationship with Philips and potentially new partnerships with other companies may negatively impact the Company’s financial performance during the transition period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital of $9,406,529, a decrease of $2,469,927 from the working capital reported at December 31, 2001. The decrease is impacted primarily by the year-to-date net loss before depreciation and amortization of approximately $2,152,000 and purchases of property and equipment of approximately $288,000.

Net cash used in operating activities totaled $4,376,433 for the six months ended June 30, 2002, compared to $2,038,615 for the same period in 2001. This was the result of net losses of $3,189,579 and $2,154,851 for these same periods in 2002 and 2001, respectively, adjusted by changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $111,326 for the six months ended June 30, 2002, compared to a $978,581 decrease for the same period in 2001. A significantly larger accounts receivable balance existed at December 31, 2000 relative to December 31, 2001, resulting in higher accounts receivable collections in the first half of 2001, facilitated by the Company’s success in achieving reductions in days sales outstanding during 2001. Further improvements were achieved in days sales outstanding during the first half of 2002; however, these improvements had a smaller impact on the amount of accounts receivable collections.

Inventories increased $389,018 for the six months ended June 30, 2002, compared to an increase of $473,489 for the same period in 2001. The increase in 2002 was primarily due to a ramp up of intermittent testing raw material inventories to facilitate third quarter production requirements for Portal units and IRMA analyzers. This was partially offset by a decline in continuous monitoring instrument inventory resulting from sales of these products during the period. The increase in 2001 was primarily due to an increase in continuous monitoring instrument inventory resulting from lower than anticipated sales of these products during the first half of 2001 and an increase in intermittent testing raw materials inventory to ramp up for third quarter production. The Company’s inventory balances are expected to generally decline over the remainder of 2002 as current inventory levels will allow a reduction in third and fourth quarter inventory purchases to meet sales requirements for those quarters.

Accounts payable and accrued expenses decreased $443,229 and $1,437,054 for the six months ended June 30, 2002 and 2001, respectively. The accounts payable balance at December 31, 2000 was approximately $836,000 higher than at December 31, 2001, resulting in higher payments to vendors during the first half of 2001.

Deferred credits and revenue decreased $1,083,333 and $250,365 for the six months ended June 30, 2002 and 2001, respectively. The decrease in 2001 represents the recognition of funding from Philips for research and development costs, partially offset by the receipt of $1 million of prepaid research and development funding. The decrease in 2002 represents the recognition of funding from Philips for research and development costs and no prepaid funding.

Net cash provided by investing activities totaled $463,230 and $5,578,973 for the six months ended June 30, 2002 and 2001, respectively. This change was affected primarily by the amounts and timing of equity funding, funding received from Philips and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $287,911 in 2002 and $701,688 in 2001, also affected net cash used in investing activities in each period. In 2002, the Company expects capital expenditures and new lease commitments to range from $500,000 to $750,000, primarily reflecting investments to support new product development and production.

Net cash used by financing activities totaled $60,943 for the six months ended June 30, 2002, compared to net cash provided by financing activities of $386,950 for the same period in the prior year. The period-to-period change was primarily impacted by net proceeds from borrowings of $210,000 in 2001, compared to principal payments on borrowings of $175,000 in 2002.

As a result of the changes discussed above, the Company’s total cash and marketable securities balance decreased by approximately $4.8 million and $2.5 million during the six months ended June 30, 2002 and 2001, respectively. The declines in both periods reflect additional cash requirements for purchases of inventories for production and sale in the following quarters and the timing of payments, including payments related to restructuring and other charges for the 2002 year-to-date period. Consequently, the average rate of cash usage for the remainder of 2002 is expected to be less than that of the first half of the year. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company is currently reviewing various options for raising additional capital during 2002, including the use of asset-based credit, strategic partner funding and the issuance of debt or equity securities. Additionally, the full principal balance of the Company’s $7.3 million Convertible Senior Fixed Rate Notes become due August 4, 2003, unless the note holders elect prior to that date to convert the notes into shares of the Company’s Common Stock at a conversion price of $8.40 per share. The Company is currently discussing with the note holders a potential extension of the notes under modified terms. If the note holders do not elect to extend the due date or exercise the conversion option, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes. There is no assurance that the Company will be able to refinance the notes or be able to refinance under favorable terms. The Company’s long-term capital requirements will depend upon numerous factors, including the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements.

At June 30, 2002, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $124 million and $1.4 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2010 and 2022 ($31.6 million between 2010 and 2013 and $91.9 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $48.1 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

SUBSEQUENT EVENT

In late July and early August, the Company implemented further operational changes to better align its resources with its evolving strategy and to contain costs, partially due to the Company’s transition to a new relationship with Philips and potentially new partnerships with other companies. These changes involved a work force reduction impacting an additional 23 employees, including 14 positions in the Company’s U.K. subsidiary (13 in manufacturing and one in research and development) and nine positions in the Company’s U.S. operations (two in manufacturing and seven in research and development). Charges associated with the work force reduction will consist primarily of severance and related costs amounting to approximately $200,000. These costs will be paid and charged to expense in the third quarter 2002, coincidental with the timing of management’s approval of the related restructuring plan and notification of employees. The Company is currently evaluating the impact of the work force reduction on future operating results and cash flows. Projected savings associated with these changes approximate $1,200,000 on an annualized basis ($400,000 in manufacturing and

$800,000 in research and development), and are currently expected to be reinvested in other areas to support the Company’s transition to new partnership relationships as well as to support other strategic initiatives. Additionally, in July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective August 1, provides for a cash bonus and restricted stock grants for certain key employees who remain employed by the Company for at least one year from the plan’s effective date. Expenses associated with the cash bonuses and stock grants will be accrued and recognized over the periods earned, and are estimated at $320,000 in 2002, $605,000 in 2003 and $220,000 in 2004.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. Effective November 1, 1999 most of the Company’s sales are made to distributors and denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented were not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or manage interest rate risk. The Company’s exposure to interest rate risk is limited to short-term borrowings under a bank loan. As of June 30, 2002 the balance of the bank loan was less than $28,000. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company’s financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what has been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 22, 2002. At the meeting, shareholders voted on the reelection of one director, André de Bruin. Mr. de Bruin was reelected by a vote as follows: 15,355,465 votes “For” and 4,262,531 votes “Against”. The term for Mr. de Bruin will expire at the Company’s Annual Meeting in 2005.

In addition, the Company’s shareholders voted to increase the number of shares authorized for issuance under the Company’s 1990 Stock Option Plan. This amendment was approved as follows: 13,902,935 votes “For”, 5,664,629 votes “Against” and 50,432 votes “Abstained”.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Method of Filing
10.1	Separation Agreement and Release, dated April 17, 2002, between the Company and David T. Giddings	Filed herewith
10.2	1990 Stock Option Plan, as amended and restated	Filed herewith
99.1	Certification of the Chief Financial Officer, dated August 14, 2002, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.2	Certification of the interim Chief Executive Officer, dated August 14, 2002, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.3	Cautionary Statements Under the Private Securities Litigation Reform Act	Filed herewith

b.	Reports on Form 8-K.

On April 18, 2002, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement of a change in its Chief Executive Officer, as presented in a press release dated April 18, 2002.

On May 9, 2002, the Company filed a Current Report on Form 8-K under Item 9 relating to the Company’s announcement of earnings results for the quarter ended March 31, 2002, as presented in a press release dated May 9, 2002.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ LAURENCE L. BETTERLEY

Laurence L. Betterley
Senior Vice President
and Chief Financial Officer
(and Duly Authorized Officer)

Dated: August 14, 2002