Form 10-Q
period 2002-09-30
DIAMETRICS MEDICAL INC
filed 2002-11-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.
Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

2658 Patton Road, Roseville, Minnesota 55113
(651) 639-8035

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒             No    ☐

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on October 31, 2002, was 27,141,061.

Diametrics Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Product revenue	$3,309,196	$6,262,823	$14,048,001	$18,106,391
Other revenue (note 8)	2,736,000	—	2,736,000	—

Total revenue	6,045,196	6,262,823	16,784,001	18,106,391

Cost of revenue	4,345,148	4,557,001	12,303,924	13,411,014

Gross profit	1,700,048	1,705,822	4,480,077	4,695,377

Operating expenses:
Research and development	1,200,329	1,292,495	3,720,861	3,764,062
Selling, general and administrative	1,361,426	1,254,939	3,890,474	3,810,157
Restructuring and other charges	198,556	—	886,744	—

Total operating expenses	2,760,311	2,547,434	8,498,079	7,574,219

Operating loss	(1,060,263)	(841,612)	(4,018,002)	(2,878,842)

Other expense, net	(114,925)	(82,979)	(346,765)	(200,600)

Net loss	$(1,175,188)	$(924,591)	$(4,364,767)	$(3,079,442)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.16)	$(0.12)

Weighted average number of common shares outstanding	26,819,165	26,785,271	26,812,283	26,748,316

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,637,716	$7,654,845
Marketable securities	—	749,141
Accounts receivable	4,794,046	4,556,865
Inventories	4,382,426	4,066,964
Prepaid expenses and other current assets	370,900	247,286

Total current assets	13,185,088	17,275,101

Property and equipment	23,832,925	22,900,450
Less accumulated depreciation and amortization	(19,114,555)	(16,721,645)

	4,718,370	6,178,805

Other assets	6,700	6,700

	$17,910,158	$23,460,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,565,778	$1,562,569
Accrued expenses	2,121,910	1,796,390
Convertible senior secured fixed rate notes	7,300,000	—
Other current liabilities	349,421	2,039,686

Total current liabilities	11,337,109	5,398,645

Long-term liabilities:
Long-term liabilities, excluding current portion	189,110	7,572,752
Other liabilities	960,300	960,300

Total liabilities	12,486,519	13,931,697

Shareholders' equity:
Common stock, $.01 par value: 45,000,000 authorized 27,141,061 and 26,802,687 shares issued and outstanding	271,411	268,027
Additional paid-in capital	148,427,904	147,517,078
Accumulated deficit	(140,252,237)	(135,887,470)
Deferred compensation	(718,461)	—
Accumulated other comprehensive loss	(2,304,978)	(2,368,726)

Total shareholders' equity	5,423,639	9,528,909

	$17,910,158	$23,460,606

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,364,767)	$(3,079,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,651,428	1,831,225
Other noncash charges	619,845	1,506
Changes in operating assets and liabilities:
Accounts receivable	(237,181)	1,651,278
Inventories	(315,462)	26,257
Prepaid expenses and other current assets	(123,614)	46,499
Accounts payable	3,209	(924,366)
Accrued expenses	325,520	(557,597)
Deferred credits and revenue	(1,583,333)	1,303,585

Net cash provided by (used in) operating activities	(4,024,355)	298,945

Cash flows from investing activities:
Purchases of property and equipment	(589,944)	(928,035)
Purchases of marketable securities	—	(3,569,950)
Proceeds from maturities of marketable securities	749,141	9,851,711
Other	6,500	(1,100)

Net cash provided by investing activities	165,697	5,352,626

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(221,814)	(394,718)
Proceeds from borrowings	31,240	487,310
Net proceeds from the issuance of common stock	130,434	202,771

Net cash provided by (used in) financing activities	(60,140)	295,363

Effect of exchange rate changes on cash and cash equivalents	(98,331)	(215,313)

Net increase (decrease) in cash and cash equivalents	(4,017,129)	5,731,621
Cash and cash equivalents at beginning of period	7,654,845	2,431,704

Cash and cash equivalents at end of period	$3,637,716	$8,163,325

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$408,520	$429,777

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(UNAUDITED)

(1)	UNAUDITED FINANCIAL STATEMENTS

The interim consolidated financial statements of Diametrics Medical, Inc. (the “Company”) are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. However, in the opinion of management, the financial statements include all adjustments, consisting of normal recurring accruals, restructuring and other charges and other nonrecurring charges (summarized under Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) necessary for a fair presentation of the interim periods presented. Operating results for these interim periods are not necessarily indicative of results to be expected for the entire year, due to seasonal, operating and other factors.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the nine months ended September 30, 2002, and has made no changes to these policies during 2002. As distribution relationships and methods change beginning in the fourth quarter of 2002 (as more fully described in note 8), the Company will reassess its critical accounting policies.

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

	September 30,
	2002	2001
Common stock options	3,249,430	2,459,331
Common stock warrants	1,201,667	1,406,667
Common restricted stock	313,511	—
Convertible senior secured fixed rate notes	869,047	869,047

(3)	COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,175,188)	$(924,591)	$(4,364,767)	$(3,079,442)
Change in cumulative translation adjustment	51,294	54,255	63,748	(263,617)

Comprehensive loss	$(1,123,894)	$(870,336)	$(4,301,019)	$(3,343,059)

(4)	INVENTORIES

	September 30, 2002	December 31, 2001
Raw materials	$1,733,161	$1,739,134
Work-in-process	1,030,481	1,130,307
Finished goods	1,618,784	1,197,523

	$4,382,426	$4,066,964

(5)	CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

The full principal balance of the Company’s $7.3 million Convertible Senior Secured Fixed Rate Notes (“notes”) becomes due August 4, 2003, unless the note holders elect prior to that date to convert the notes into shares of the Company’s Common Stock at a conversion price of $8.40 per share. The Company is currently discussing with the note holders a potential extension of the notes under modified terms. If the note holders do not elect to extend the due date or exercise the conversion option, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes.

(6)	OTHER CURRENT LIABILITIES

	September 30, 2002	December 31, 2001
Deferred research and development funding	$166,667	$1,666,667
Current portion of long-term debt	182,754	289,686
Other	—	83,333

	$349,421	$2,039,686

The Company’s distribution agreement with Philips Medical Systems (“Philips”) provides for prepaid funding of research and development costs. These prepayments are being recognized ratably over the periods earned through October 31, 2002.

(7)	DEFERRED COMPENSATION

In July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective

August 1, 2002, provides for a cash bonus and restricted stock grants for certain key employees who remain employed by the Company for at least one year from the plan’s effective date. The stock grants consisted of the issuance of an aggregate of 313,511 shares of restricted common stock to 14 key employees. The fair value of the common stock on the date of grant, August 1, 2002, was approximately $800,000, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The deferred compensation will be recognized as expense ratably over the two-year vesting period. Expense associated with the cash bonus approximates $400,000, and is being accrued and recognized over a one-year vesting period. Through September 30, 2002, compensation expense of approximately $135,000 has been recognized in connection with the cash bonus and restricted stock grants.

(8)	RELATED PARTY TRANSACTIONS

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

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the Common Stock Purchase Agreement and the related sale of Convertible Senior Secured Fixed Rate Notes. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease. As of September 30, 2002, the outstanding balance of the capital lease debt totaled $310,024.

The Company’s exclusive distributors, Philips and Codman & Shurtleff, a Johnson & Johnson Company (“Codman”), are shareholders of the Company. Additionally, the agreements with both distribution partners provide for minimum annual purchase amounts and market development commitments, and the Philips agreement provides for research and development funding. The Company’s revenues with these parties were approximately $5.9 million and $16.1 million for the three months and nine months ended September 30, 2002 compared to $6.1 million and $17 million for the same periods in the prior year. Outstanding accounts receivable for these distributors represented 99% and 98% of total outstanding accounts receivable as of September 30, 2002 and December 31, 2001, respectively. Revenues and related accounts receivable balances for both periods were primarily concentrated with Philips.

On July 31, 2002, Philips notified the Company that it would not extend the current distribution agreement between the two companies, which ends on October 31, 2002. The Company is currently negotiating with Philips for a potential new relationship in point-of-care diagnostics. Additionally, the Company plans to expand its distribution capabilities by adding direct sales resources and additional distribution partners in the global point-of-care diagnostics market. The Company’s transition to these new relationships will adversely affect the Company’s financial performance during the transition period. As part of the settlement of remaining requirements under the terms of the distribution agreement between the parties, Philips elected to make a cash payment to the Company in the third quarter of approximately $2.7 million in lieu of minimum product purchase requirements. This payment is reflected as “other revenue” on the Company’s Statements of Operations for the three and nine months ended September 30, 2002. Additionally, as a result of anticipated changes in its relationship with Philips and changes in its business model, the Company recognized charges to cost of revenue of approximately $800,000 for estimated excess instrument component inventory and related noncancelable purchase commitments.

(9)	NEW ACCOUNTING PRONOUNCEMENTS

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

(10)	RESTRUCTURING AND OTHER CHARGES

During the first nine months of 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency, achieve a more competitive cost structure and contain costs. These changes involved work force reductions impacting 45 employees, including 27 positions in the Company’s U.K. subsidiary (26 in manufacturing and one in research and development) and 18 positions in the Company’s U.S. operations (eight in manufacturing, nine in research and development and one in general and administration). In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the work force reductions and costs resulting from the executive officer resignation consisted primarily of severance and related costs amounting to approximately $887,000, accrued during the second and third quarters of 2002. The Company has paid approximately $631,000 of these costs through September 2002 and expects to pay an additional $89,000 in the fourth quarter of 2002 and $167,000 in the first half of 2003. Projected savings associated with these changes approximate $1,800,000 on an annualized basis ($865,000 in both manufacturing and research and development and $70,000 in general and administration), and are currently expected to be reinvested in other areas to support new partnership relationships, the establishment of a direct sales force and other strategic initiatives. Realized cost savings in the third quarter related to the work force reductions were approximately $185,000, $165,000 and $20,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively. For the year-to-date period, realized savings were approximately $330,000, $225,000 and $35,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively. Realized savings for both the quarterly and year-to-date periods were in line with management’s expectations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, recognition of research and development funding, foreign currency translation / transactions and impairment of long-lived assets, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the nine months ended September 30, 2002, and has made no changes to these policies during 2002. As distribution relationships and methods change beginning in the fourth quarter 2002 (as more fully described in the summary below), the Company will reassess its critical accounting policies.

The Company’s discussion and analysis of results of operations and financial condition, including statements regarding the Company’s expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and economies, the performance and continuance of the Company’s distributors, the ability to add distribution partners and attract and retain employees and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99.3 to the Company’s Form 10-Q filed with the U.S. Securities and Exchange Commission, with respect to the Company’s quarter ended June 30, 2002. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

SUMMARY

Diametrics Medical, Inc., which began operations in 1990, is engaged in the development and manufacture of critical care blood and tissue analysis systems which provide immediate or continuous diagnostic results at the point-of-patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a fully operational development, manufacturing and marketing organization (primarily through distributors) located in Roseville, Minnesota and High Wycombe, England. As of September 30, 2002, the primary funding for the operations of the Company has been approximately $149 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

Distribution and commercialization of the Company’s products occurs primarily through Philips (through October 31, 2002) and Codman. Philips is the exclusive global distributor of the Company’s critical care blood monitoring products, the IRMA®SL blood analysis system and the Trendcare® continuous blood gas monitoring systems, including Paratrend® and Neotrend®. Philips also is the exclusive global distributor of the Blood Analysis Portal System, co-developed by the Company and Philips. Codman is the exclusive worldwide distributor of the Neurotrend® cerebral tissue monitoring system.

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

The distribution agreement with Philips was signed in June 1999, initially as an agreement between the Company and Hewlett Packard Company (“HP”). Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of the Company’s blood monitoring products described above to HP. The initial term of the agreement was three and a half years, with the option for extensions. Concurrently with the execution of the agreement, HP made a $9.5 million equity investment, currently representing an approximate 7% ownership interest in the Company. In addition to HP’s equity investment, the agreement also provided for minimum purchase commitments of the Company’s products, research and development funding and royalty payments. In late 1999, HP assigned the distribution agreement and its equity investment with the Company to Agilent Technologies, Inc. (“Agilent”), a leading provider of test and measurement solutions and communications components, which was formed as a new company and subsidiary of HP. HP spun off of its ownership in Agilent to HP shareholders during 2000. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics.

On July 31, 2002, Philips notified the Company that it would not extend the current distribution agreement between the two companies which ends on October 31, 2002. The Company is currently negotiating with Philips for a potential new relationship in point-of-care diagnostics. Additionally, the Company plans to expand its distribution capabilities by adding direct sales resources and additional distribution partners in the global point-of-care diagnostics market. The Company’s transition to new distributor relationships and a direct sales capability will adversely affect the Company’s financial performance during the transition period. As part of the settlement of remaining requirements under the terms of the distribution agreement between the parties, Philips elected to make a cash payment to the Company in the third quarter of approximately $2.7 million in lieu of minimum product purchase requirements. The $2.7 million cash payment is reflected in the Company’s third quarter revenue and accounts receivable balance. Additionally, as a result of anticipated changes in its relationship with Philips and changes in its business model, the Company recognized charges to cost of revenue of approximately $800,000 for estimated excess instrument component inventory and related noncancelable purchase commitments. Further, the Company recognized $564,000 of noncash charges to cost of revenue for the write-down of capitalized costs of purchased software to be sold due to the redesign of the majority of the software code during the last half of 2002.

The Company’s revenue from Philips for the nine months ended September 30, 2002 and 2001, including this year’s $2.7 million cash payment, was 94% and 92%, respectively, of total revenue, and the Company recognized approximately $1.5 million and $1.7 million of funding from Philips as a reduction in research and development expenses in each of these periods. Revenue from Philips includes product purchases by Philips to meet sales demand of its end-user customers and to fulfill its internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments under the distribution agreement. As a result, the level of the Company’s product sales to Philips during any period is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s product sales to Philips in each of the periods presented.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue was $6,045,196 and $16,784,001 for the three and nine months ended September 30, 2002, compared to $6,262,823 and $18,106,391 for the same periods in the prior year, a decrease of 3% and 7% for the three and nine-month periods, respectively. Included in third quarter 2002 revenue is the recognition of a cash payment of $2,736,000 from Philips in lieu of minimum product purchase requirements. Relative to 2001, instrument revenue for the three and nine months ended September 30, 2002 declined 62% and 30%, respectively, impacted by the $2.7 million cash payment in lieu of minimum product purchase requirements. Disposable cartridge and sensor revenue declined 7% and 5%, respectively, relative to the prior-year periods. Related unit sales of disposable cartridges and sensors increased 7% for the three-month period and were flat for the nine-month period, while unit sales of instruments decreased 20% for the three-month period and increased 3% for the nine-month period. The increase in disposable unit sales during the three-month period relative to the revenue decline occurred due to a higher mix of intermittent testing cartridge sales, which carry a lower average selling price than continuous monitoring sensors. The smaller change in instrument unit sales relative to the change in revenue for each period reflects a shift in the mix of intermittent testing instrument sales from the IRMA Analyzer to the Blood Analysis Portal System (“Portal”),

which carries a substantially lower average selling price than the IRMA analyzer, as well as a reduction in continuous monitoring accessory sales. The $2.7 million cash payment in lieu of minimum product purchase requirements comprised 45% and 16% of total revenue during the three and nine months ended September 30, 2002, respectively. Intermittent testing products represented 76% and 64% of total product revenue (which excludes the $2.7 million cash payment) for the three and nine months ended September 30, 2002, compared to 56% and 59% for the comparable periods in 2001. Continuous monitoring products comprised the remaining product revenue in each period.

The Company’s revenue from Philips and Codman comprised approximately 97% and 96% of total revenue for the three and nine months ended September 30, 2002, compared to 97% and 94% for the same periods in the prior year. Due to the significant purchases of the Company’s products by its distributors for their internal use in the sales and service processes and for customer financing programs and to meet minimum product purchase commitments, the Company’s revenue level during any period is not indicative of the distributors’ sales to end-user customers during that period. The distributors’ sales to their end-user customers during the nine months ended September 30, 2002 are estimated to be approximately 50% of the Company’s product sales to those distributors in the same period, compared to an estimated average of 40% over the last three years.

Intermittent testing products revenue was comprised of 59% and 66% instrument related revenue and 41% and 34% disposable cartridge related revenue for the three and nine months ended September 30, 2002, respectively. Continuous monitoring products revenue was comprised of 34% and 61% instrument related revenue and 66% and 39% disposable sensor revenue for the three and nine months ended September 30, 2002, respectively. The Company’s product revenue is affected principally by the number of instruments, consisting of continuous monitoring instruments and accessories, IRMA analyzers and Portal systems, sold to distributors, the extent to which the distributors sell these instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of September 30, 2002, the Company has sold approximately 13,300 instruments, primarily to distributors. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Revenue. Cost of revenue totaled $4,345,148 and $12,303,924, or 72% and 73% of total revenue for the three and nine months ended September 30, 2002, compared to $4,557,001 and $13,411,014 or 73% and 74% of total revenue for the same periods in the prior year. Cost of revenue as a percentage of total revenue for the 2002 periods reflects the benefit of the recognition as revenue in the third quarter of a $2.7 million cash payment from Philips in lieu of minimum product purchase requirements. Additionally, manufacturing work force reductions in the second and third quarters resulted in overhead cost savings of approximately $185,000 and $330,000 during the three and nine-month periods, respectively, in line with management’s expectations. These savings, along with improvements in disposable cartridge yields, helped produce reductions in cartridge unit manufacturing costs during the same periods. Partially offsetting the impact of these improvements were non-recurring charges to cost of revenue in the third quarter amounting to approximately $800,000 for estimated excess instrument component inventory and related purchase commitments recognized in anticipation of changes in the Company’s relationship with Philips and changes in the Company’s business model. Further offsetting the cost of revenue improvement was the recognition of $564,000 of noncash charges to cost of revenue in the third quarter for the write-down of capitalized costs of purchased software to be sold due to the redesign of the majority of the software code during the last half of 2002. Also reducing the cost of revenue improvement for the nine-month period was a lower ratio of continuous monitoring product line sales, which had higher gross margins than the intermittent testing product line, to total sales.

Operating Expenses. Research and development expenditures totaled $1,200,329 and $3,720,861 for the three and nine months ended September 30, 2002, compared to $1,292,495 and

$3,764,062 for the same periods in 2001. The reduction in expense for the three and nine months ended September 30, 2002 was primarily impacted by work force reductions initiated in the second and third quarters of 2002 and the completion in fourth quarter 2001 of the amortization of purchased completed technology and other related intangible assets associated with the Company’s purchase in 1996 of Biomedical Sensors, Ltd. (now known as Diametrics Medical, Ltd.). Realized cost savings related to research and development work force reductions approximated $165,000 and $225,000 for the three and nine-month periods, respectively, and were in line with management’s expectations. These cost reductions were partially mitigated by increased investments to support new research and development projects, and for the nine-month period, a decline in the Company’s recognition of funding from Philips, from $1.7 million in the first nine months of 2001 to $1.5 million for the same period in 2002. The Company’s recognition of funding from Philips, averaging $2 million annually, will cease as of November 1, 2002, with the termination of the existing distribution agreement with Philips. The impact of this change on fourth quarter 2002 and 2003 research and development expenses is expected to be mitigated by cost savings from the 2002 work force reductions and other spending reductions. As a result, expense levels in these future periods are expected to approximate the amount reported in the third quarter 2002.

Selling, general and administrative expenses totaled $1,361,426 and $3,890,474 for the three and nine months ended September 30, 2002, compared to $1,254,939 and $3,810,157 for the same periods in 2001. The increase in expense between periods was primarily impacted by increased costs for insurance and support services. Selling, general and administrative expenses are expected to increase significantly in future periods as the Company transitions to its expanded distribution business model, including the addition of direct sales resources and increased marketing activities. Expense levels in future periods will depend primarily upon the size of the Company’s direct sales force.

Restructuring and Other Charges. During the first nine months of 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency, achieve a more competitive cost structure and contain costs. These changes involved work force reductions impacting 45 employees, including 27 positions in the Company’s U.K. subsidiary (26 in manufacturing and one in research and development) and 18 positions in the Company’s U.S. operations (eight in manufacturing, nine in research and development and one in general and administration). In addition to these changes, on April 18, 2002, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the work force reductions and costs resulting from the executive officer resignation consisted primarily of severance and related costs amounting to approximately $887,000, accrued during the second and third quarters of 2002. The Company has paid approximately $631,000 of these costs through September 2002 and expects to pay an additional $89,000 in the fourth quarter of 2002 and $167,000 in the first half of 2003. Projected savings associated with these changes approximate $1,800,000 on an annualized basis ($865,000 in both manufacturing and research and development and $70,000 in general and administration), and are currently expected to be reinvested in other areas to support new partnership relationships, the establishment of a direct sales force and other strategic initiatives. Realized cost savings in the third quarter related to the work force reductions were approximately $185,000, $165,000 and $20,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively. For the year-to-date period, realized savings were approximately $330,000, $225,000 and $35,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively. Realized savings for both the quarterly and year-to-date periods were in line with management’s expectations.

Other Income (Expense). Net other expense totaled $114,925 and $346,765, for the three and nine months ended September 30, 2002, compared to net other expense of $82,979 and $200,600 for the same periods in 2001. The Company realized interest income of $15,094 and $69,064 for the three and nine months ended September 30, 2002, compared to $71,351 and $273,935 for the same periods in 2001. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $137,499 and $408,520 for the three and nine months ended September 30 2002, compared to $144,424 and $429,777 for the same periods in 2001. The period-to-period decrease in interest expense primarily reflects the impact of lower average debt balances.

Net Loss. The net loss, including restructuring and other charges, for the three and nine months ended September 30, 2002 was $1,175,188 and $4,364,767, respectively. Excluding the impact of restructuring and other charges, the net loss was $976,632 and $3,478,023 for the three and nine-month periods compared to $924,591 and $3,079,442 for the same periods in 2001. The primary contributors to the increase in net loss before restructuring and other charges were lower interest income, and for the nine-month period, lower revenue.

The Company’s transition to a potential new relationship with Philips and to its expanded distribution business model will adversely affect the Company’s short-term financial performance, particularly in the fourth quarter. As a result, the Company expects total revenue in fourth quarter 2002 to be approximately 65% to 75% below that of the third quarter, with the net loss increasing to an estimated $3.3 million to $3.7 million. Revenue is projected to grow progressively from fourth quarter levels during 2003. Annual 2003 revenues, however, are expected to fall short of 2002 levels, and accordingly, the net loss in 2003 is expected to be greater than that of 2002. The rate of 2003 revenue growth and earnings levels will be dependent on the timing and nature of new strategic alliances consummated during the year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had working capital of $1,847,979, a decrease of $10,028,477 from the working capital reported at December 31, 2001. The decrease is impacted primarily by the reclassification of $7.3 million of Convertible Senior Secured Fixed Rate Notes due August 4, 2003 from long-term to current liabilities, the year-to-date net loss before depreciation and amortization and other noncash charges of approximately $2,093,494 and purchases of property and equipment of approximately $589,944.

Net cash used in operating activities totaled $4,024,355 for the nine months ended September 30, 2002, compared to net cash provided of $298,945 for the same period in 2001. This was the result of net losses of $4,364,767 and $3,079,442 for these same periods in 2002 and 2001, respectively, adjusted by changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $237,181 for the nine months ended September 30, 2002, compared to a $1,651,278 decrease for the same period in 2001. A significantly larger accounts receivable balance existed at December 31, 2000 relative to December 31, 2001, resulting in higher accounts receivable collections in the first nine months of 2001, facilitated by the Company’s success in achieving reductions in days sales outstanding during 2001. Further improvements were achieved in days sales outstanding during the first nine months of 2002; however, these improvements had a smaller impact on the amount of accounts receivable collections. As previously noted, the $2.7 million cash payment from Philips made in lieu of minimum product purchases was included in the Company’s accounts receivable balance at September 30, 2002, but did not significantly affect the comparability of balances between periods.

Inventories increased $315,462 for the nine months ended September 30, 2002, compared to a decrease of $26,257 for the same period in 2001. The increase in 2002 was primarily driven by Philips’ election to make a $2.7 million cash payment to the Company in lieu of product purchases in the third quarter. The decline in 2001 was primarily due to higher inventory consumption stemming from increased product sales. The Company’s inventory balances are expected to generally decline over the remainder of 2002 as inventory purchases are expected to be lower than fourth quarter sales requirements.

Accounts payable and accrued expenses increased $328,729 for the nine months ended September 30, 2002, compared to a decrease of $1,481,963 for the same period in 2001. The accounts payable balance at December 31, 2000 was approximately $836,000 higher than at December 31, 2001, resulting in higher payments to vendors during the first nine months of 2001. The increase in 2002 is further impacted by an accrual for noncancelable purchase commitments for excess instrument component parts of approximately $503,000 and unpaid severance accruals of approximately $260,000.

Deferred credits and revenue decreased $1,583,333 for the nine months ended September 30, 2002, compared to an increase of $1,303,585 for the same period in 2001. The increase in 2001 represents the receipt of $3 million of prepaid research and development funding from Philips ($2 million of which was accelerated), partially offset by the recognition of a portion of this funding. The decrease in 2002 represents the recognition of funding from Philips for research and development costs and no additional prepaid funding received.

Net cash provided by investing activities totaled $165,697 and $5,352,626 for the nine months ended September 30, 2002 and 2001, respectively. This change was affected primarily by the amounts and timing of funding received from Philips and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment, totaling $589,944 in 2002 and $928,035 in 2001, also affected net cash used in investing activities in each period. In 2002, the Company expects capital expenditures and new lease commitments to approximate $750,000, primarily reflecting investments to support new product development and production.

Net cash used by financing activities totaled $60,140 for the nine months ended September 30, 2002, compared to net cash provided by financing activities of $295,363 for the same period in the prior year. The period-to-period change was primarily impacted by net proceeds from borrowings of $92,592 in 2001, compared to net principal payments on borrowings of $190,574 in 2002 and a reduced amount of proceeds from employee stock plans during the 2002 period.

As a result of the changes discussed above, the Company’s total cash and marketable securities balance decreased by approximately $4.8 million and $550,000 during the nine months ended September 30, 2002 and 2001, respectively. Inventory availability at the end of the second quarter 2002 and the $2.7 million payment from Philips in lieu of minimum product purchase requirements in the third quarter allowed a reduction in inventory purchases for third and fourth quarter production requirements, resulting in the generation of positive cash flows for the three months ended September 30, 2002. The impact on cash of lower required inventory purchases is expected to continue into the fourth quarter, and consequently, the rate of net cash usage during the fourth quarter is expected to be minimal. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company is currently reviewing various options for raising additional capital, including the use of asset-based credit and the issuance of debt or equity securities. Additionally, the full principal balance of the Company’s $7.3 million Convertible Senior Secured Fixed Rate Notes (“notes”) becomes due August 4, 2003, unless the note holders elect prior to that date to convert the notes into shares of the Company’s Common Stock at a conversion price of $8.40 per share. The Company is currently discussing with the note holders a potential extension of the notes under modified terms. If the note holders do not elect to extend the due date or exercise the conversion option, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes. There is no assurance that the Company will be able to refinance the notes or be able to refinance under favorable terms. The Company’s long-term capital requirements will depend upon numerous factors, including the impact of changes in distribution relationships and methods on sales, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to refinance or extend the due date for its notes, raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan will be significantly impaired.

At September 30, 2002, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $124 million and $1.4 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2010 and 2022 ($31.6 million between 2010 and 2013 and $91.9 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $49.5 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company’s primary market risk exposure is foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, Diametrics Medical, Ltd., are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. Effective November 1, 1999 most of the Company’s sales are made to distributors and denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. As distribution relationships and methods change beginning in the fourth quarter of 2002, the Company will reassess its risk of exchange rate fluctuations on trade receivables. The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented were not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or manage interest rate risk. The Company’s exposure to interest rate risk is limited to short-term borrowings under a bank loan. As of September 30, 2002 the balance of the bank loan was less than $50,000. Based upon currently available information, management does not believe that the effect of foreign exchange rate fluctuations and interest rate risk will have a material impact on the Company’s financial condition or overall trends in results of operations. There have been no material changes in market risk faced by the Company from what has been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Company’s interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the interim Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Method of Filing
10.1	Form of Retention Agreement, dated August 1, 2002, between the Company and certain of its executive officers	Filed herewith

99.1	Certification of the Chief Financial Officer, dated November 14, 2002, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification of the interim Chief Executive Officer, dated November 14, 2002, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b.	Reports on Form 8-K.

On August 1, 2002, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement regarding notice from Philips Medical Systems that it will not extend the existing distribution agreement between the parties, as presented in a press release dated August 1, 2002.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ Laurence L. Betterley
Laurence L. Betterley
Senior Vice President
and Chief Financial Officer
(and Duly Authorized Officer)

Dated: November 14, 2002

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Laurence L. Betterley, certify that:

1.	I have reviewed this quarterly report of Diametrics Medical, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Laurence L. Betterley
Laurence L. Betterley
Chief Financial Officer
November 14, 2002

Certification of interim Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, André de Bruin, certify that:

1.	I have reviewed this quarterly report of Diametrics Medical, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrants’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ André de Bruin
André de Bruin
Interim Chief Executive Officer
November 14, 2002