Form 10-K
period 2002-12-31
DIAMETRICS MEDICAL INC
filed 2003-03-31
CIK 895380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Registrant’s telephone number, including area code: (651) 639-8035

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $97,100,000 (based upon the last sale price of such stock as quoted on The Nasdaq National Market ($3.68) on such date).

As of February 28, 2003, 27,165,336 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Parts of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 22, 2003 are incorporated by reference in Part III hereof.

PART I

Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “Diametrics” in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. (“DML”).

The following federally registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.®, IRMA®SL, Paratrend® 7+, Neotrend® L, Neurotrend® and TrendCare®. SureStep®Pro is a registered trademark of LifeScan, a Johnson & Johnson company. Argyle® is a registered trademark of Tyco Ludlow.

Item 1. Business

Overview

The Company develops, manufactures and commercializes blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care. Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing, sales and marketing organization. The Company’s mission is to be a leading provider of innovative sensors to guide therapy of critically ill patients. The Company markets and distributes its products through its direct sales force in the United States, the United Kingdom and Germany, and through nonexclusive third-party distributors outside of these countries. Additionally, with the termination effective November 1, 2002 of the Company’s exclusive worldwide distribution agreement with Philips Medical Systems (“Philips”), a division of Royal Philips Electronics, Philips has the nonexclusive right to distribute the Company’s disposable intermittent testing cartridges, TrendCare sensors and related accessories to Philips’ existing customer base through October 31, 2004. The Company distributes its Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc., a Johnson & Johnson company (“Codman”), under an exclusive worldwide distribution agreement.

Blood and tissue analysis is an integral part of patient diagnosis and treatment, and access to timely and accurate results is critical to effective patient care. The Company believes that its blood and tissue analysis systems will result in more timely therapeutic interventions by providing accurate, precise and immediate or continuous test results, thereby allowing faster patient transfers out of expensive critical care settings and reducing patient length of stay. In addition, point-of-care testing can save money for hospitals by reducing the numerous steps, paperwork and personnel involved in collecting, transporting, documenting and processing blood and tissue samples. Moreover, point-of-care blood and tissue analysis systems could ultimately eliminate the need for hospitals to maintain expensive and capital intensive central stat laboratories.

The Company has two primary product platforms. The first platform includes intermittent blood testing products based primarily on electrochemical sensor technology (the IRMA SL blood analysis system and the Blood Analysis Portal measurement module). The second platform includes continuous monitoring products based upon fiberoptic sensor technology (the TrendCare continuous blood gas monitoring systems and the Neurotrend cerebral tissue monitoring system).

Since its inception in 1990, the Company has developed, manufactured and marketed the IRMA (“Immediate Response Mobile Analysis”) System, an electrochemical-based blood analysis system that provides rapid and accurate diagnostic results at the point-of-patient care. The IRMA SL System consists of a portable, microprocessor-based analyzer that employs single-use, disposable cartridges to perform simultaneously several of the most frequently ordered blood tests in a simple 90-second procedure. The Company’s first disposable electrochemical cartridge, introduced in May 1994, performs three of the most frequently ordered blood tests for critical care patients—the measurement of oxygen, carbon dioxide and acidity (the “blood gases”). In June 1995, the Company expanded the IRMA System test menu with the introduction of its electrolyte cartridge which measures inorganic compounds including sodium, potassium and ionized calcium. The Company further expanded its critical or “stat” test menu during the third quarter of 1996 with the release of the second-generation system, IRMA SL, and the addition of the measurement of hematocrit (i.e., the concentration of red blood cells in whole blood) to its electrolyte cartridge. With these measurements and associated calculated values, the IRMA SL System is able to perform the majority of the critical or stat tests performed annually in the United States, comprising an estimated market in excess of $1 billion annually.

In 1997, the Company introduced its third-generation IRMA SL System, and a new combination cartridge. The combination cartridge is based upon the Company’s “snapfit” cartridge design and gives clinicians the ability to perform all critical blood gas, electrolyte and hematocrit tests using one small blood sample and one single-use cartridge. During 1998, the Company expanded the test menu of the IRMA SL System by integrating the LifeScan (a Johnson & Johnson company) SureStepPro glucose strip testing module into the analyzer. In 2000, the Company introduced its H4 single-use cartridge, which adds both chloride and blood urea nitrogen (“BUN”) to a test panel of sodium, potassium and hematocrit. In 2002, the Company introduced the new “GL” single use cartridge, which panels glucose with sodium, potassium and chloride electrolytes.

During the first quarter of 2002, the Company released its Blood Analysis Portal measurement module, which was co-developed with Philips and provides the analyte measurement capability of Philips’ Blood Analysis Portal System. The Blood Analysis Portal System incorporates the technology of the IRMA SL System and plugs directly into Philips’ monitoring systems to allow for an integration of blood test and physiological measurements at the patient’s bedside. Under development are additional blood tests for lactate and creatinine, which the Company expects will be commercially released in early 2004, and a reusable version of the single-use disposable cartridge which the Company plans to integrate into its next generation analyzer. The Company is also performing feasibility studies for development of blood coagulation and immunoassay tests for use with its next generation analyzer.

In the fourth quarter of 1996, the Company established its second product platform with the introduction of a number of new products through the acquisition of Biomedical Sensors, Ltd. (“BSL”), a Pfizer company. With the acquisition of BSL (now known as Diametrics Medical, Ltd.), the Company acquired a world-class continuous monitoring fiberoptic sensor technology platform, which complements the Company’s existing intermittent testing electrochemical sensor platform. This product line includes continuous monitoring systems, consisting of a monitor, calibrator and intravascular disposable sensors. Primary products include the TrendCare continuous blood gas monitoring systems, consisting of Paratrend 7+, which provides direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients; Neotrend L, which provides direct continuous monitoring of blood gases and temperature in critically ill newborn babies; and the Neurotrend cerebral tissue monitoring system, which measures oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia (i.e., deficient blood supply to the brain) and hypoxia (i.e., inadequate oxygenation of the blood) in patients with severe head injury and in patients undergoing surgical intervention in the brain.

The Company has obtained clearances under Section 510(k) of the Food Drug and Cosmetic Act (the “FDC Act”) to market in hospital laboratories and at the point-of-patient care the IRMA SL System to test blood gases, electrolytes, glucose, lactate, BUN and hematocrit in whole blood, the Paratrend 7+ and Neotrend L to monitor blood gases and temperature, and the Neurotrend system to monitor oxygen, carbon dioxide, acidity and temperature in the brain. Additionally, in the first quarter of 1998, the Company received clearance from the United States Food and Drug Administration (the “FDA”) to market the multi-use cartridge for its IRMA SL System. The multi-use cartridge is planned to be available on the Company’s next generation analyzer. The Company has also gained CE Mark under the applicable directives, allowing the IRMA SL System and the Paratrend 7+, Neotrend L and Neurotrend continuous monitoring products to be marketed in the countries of the European Union.

In October 1998, the Company entered into an exclusive distribution agreement with Codman for worldwide market development and distribution of the Company’s Neurotrend monitoring system. The term of the agreement is for six years and is renewable for two years. If minimum sales levels are not achieved by Codman, certain payments may be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market.

In June 1999, the Company and Hewlett Packard Company (“HP”) entered into an exclusive worldwide distribution agreement to market, sell and distribute the Company’s TrendCare continuous blood gas monitoring systems and the IRMA SL point-of-care blood analysis system. Under the terms of the distribution agreement, the Company transferred full responsibility for marketing, sales and distribution of these products to HP. The initial term of the distribution agreement was three and a half years, with the option for extensions. The distribution agreement also provided for minimum purchase commitments of the Company’s products, market development commitments, research and development funding and royalty payments. In November 1999, HP assigned the distribution agreement, with all its related rights and obligations, to Agilent Technologies, Inc. (“Agilent”), a subsidiary of HP and a leading provider of test and measurement solutions and communications components. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the exclusive distribution agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics.

The exclusive distribution agreement between the Company and Philips ended on October 31, 2002. As provided for under the terms of that agreement, Philips maintains a nonexclusive right to sell the Company’s disposable cartridges, sensors and related accessories to its existing customer base through October 31, 2004. Additionally, Philips has a nonexclusive right through October 31, 2004 to distribute the Company’s Blood Analysis Portal measurement module as a component of Philips’ Blood Analysis Portal System. As a result of the change in its distribution relationship with Philips, the Company has reestablished a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for the distribution of its TrendCare continuous blood gas monitoring systems and IRMA intermittent testing point-of-care blood analysis system.

The Company’s principal executive office is located at 2658 Patton Road, Roseville, Minnesota 55113, and its telephone number is (651) 639-8035. The Company’s website is located at www.diametrics.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other amendments to those reports are made available to the public free of charge through the Company’s website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Principal Products

Additional information regarding the Company’s principal products is provided below:

IRMA SL Blood Analysis System.    The third generation IRMA SL System was released in the third quarter 1997. The IRMA SL System is comprised of the IRMA SL analyzer and a variety of electrochemical-based disposable cartridges which perform select combinations of the most frequently ordered critical care diagnostic tests of blood gases, electrolytes, hematocrit, glucose and BUN in a simple 90-second procedure. Additionally, the IRMA SL System provides for the use of LifeScan’s blood glucose test strips as a result of the Company’s integration in 1998 of LifeScan’s SureStepPro Glucose Module into the IRMA SL System. The IRMA SL System also features electronic quality control as an alternative to aqueous quality control measures, eliminating the need for this costly and time-consuming process for many customers.

The IRMA SL analyzer is a battery or AC operated, portable, microprocessor-based instrument weighing approximately four pounds, and includes an on-board printer. The analyzer can be easily linked for data downloading purposes to a hospital’s laboratory or information system.

Blood Analysis Portal Measurement Module.    The Blood Analysis Portal measurement module (“Portal measurement module”), released in the first quarter 2002, was co-developed with Philips and provides the analyte measurement capability of Philips’ Blood Analysis Portal System (“Portal System”). The Portal System incorporates the technology of the IRMA SL System and is designed for use with Philips’ monitoring systems, enabling similar benefits available with the IRMA SL System, and additionally providing for an integration of blood test and physiological measurements at the patient’s bedside. The Portal System utilizes the same electrochemical-based disposable cartridges available with the IRMA SL System and delivers results in approximately 90 seconds for blood gases, electrolytes, hematocrit, BUN and other calculated values. The Portal System also features electronic quality control, and requires aqueous quality control only before a new cartridge lot is put into use. The Portal System is designed for use with Philips’ monitors in adult, pediatric, and neonatal intensive care, as well as operating room, post-anesthesia and emergency care settings.

The Integrated Data Management System—(“idms”).    Initially released in 1996, the Integrated Data Management System (formerly referred to as “IDMS”) is an advanced software application specially designed to receive, manage and transmit data captured from point-of-care diagnostics instruments. The Integrated Data Management System integrates point-of-care test results and information from multiple devices, and provides convenient sorting, viewing and analysis capabilities for trending, reporting and archiving data. An enhanced version, released in the second quarter of 2001, provides point-of-care program management tools to track operators and devices for quality control and regulatory purposes, and is language-enabled. The Integrated Data Management System was further enhanced with a new release in the first quarter 2002 that accommodates the device settings and information management needs of Philips’ Blood Analysis Portal System, in addition to the IRMA SL System and other point-of-care diagnostic instruments. The Integrated Data Management System also seamlessly transfers point-of-care results to other laboratory, hospital, or clinical information systems.

Capillary Collection Device.    The Capillary Collection Device was initially introduced in 1996 and was enhanced in the third quarter 2000 with a new design. The Capillary Collection Device is a disposable component of the IRMA SL System and provides the capability to collect and inject a capillary blood sample. It is used with the IRMA SL System’s single use cartridges to perform blood gas, electrolyte, hematocrit, glucose and BUN testing. The capillary collection device has applications in neonatal and pediatric intensive care units, and in other situations where a capillary sample is preferred over an arterial or venous sample.

TrendCare Continuous Blood Gas Monitoring System.    The TrendCare continuous blood gas monitoring system (“TrendCare”), consists of a monitor, patient data module and calibration system which provides the platform for the Paratrend 7+ and Neotrend L intravascular disposable sensors (described below). The TrendCare monitor displays trended patient blood gas and temperature data which allows constant surveillance of the patient’s condition, while the patient data module stores critical calibration and patient information which moves with the patient during transfers. The real-time patient information delivered by TrendCare can signal the onset of adverse events and immediately identifies the impact of ventilator and resuscitation therapy.

- Paratrend 7+.    Paratrend 7+ is the Company’s third generation sensor for its continuous monitoring products, and is the only multi-parameter sensor for in-vivo direct continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients. Inserted via an arterial catheter, the sensor provides constant, precise measurement of vital blood gas parameters. The product utilizes the fluorescent optical sensor technology introduced with the second generation Paratrend 7 sensor, which replaced the electrochemical version of the first generation product. The product was enhanced in 2000 to provide a dial-in introducer which allows single-handed advancement of the sensor into an arterial line, replacing the telescopic introducer system of the Paratrend 7 and facilitating ease-of-use. The Company received FDA clearance in October 1997 to market the Paratrend 7+ in the United States, and received CE Mark approval in May 1998, allowing the system to be marketed in the countries of the European Union.

- Neotrend L.    Neotrend L replaced its predecessor, Neotrend, during 2002. Based upon the same fluorescent optical sensor technology used with Neotrend and Paratrend 7+, Neotrend L is the only multi-parameter system for direct continuous monitoring of blood gases and temperature in critically ill newborn babies, delivering real-time respiratory and metabolic information at the point-of-care. The sensor was enhanced in early 2001 to provide compatibility with Argyle 3.7-Fr. and 5.0-Fr. umbilical artery catheters, offering the convenience of use with this widely accepted and utilized catheter brand. The Company received FDA clearance in December 1997 to market Neotrend L in the United States, and received CE Mark approval in May 1998, allowing the product to be marketed in the countries of the European Union.

Neurotrend Cerebral Tissue Monitoring System.    The Neurotrend cerebral tissue monitoring system (“Neurotrend”) is designed for direct continuous monitoring of oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia and hypoxia in patients with severe head injury, and also for use during surgical intervention in the brain. Neurotrend continuously measures these parameters through a small fiberoptic sensor placed directly into the brain tissue or fluids. CE Mark approval was received in the second quarter 1998, allowing the system to be marketed in the countries of the European Union, and the Company received clearance from the FDA in November 1999, allowing the system to be marketed in the United States.

Regulatory Status

The Company and its products are regulated by the FDA under the FDC Act. The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, wherein the manufacturer gives the FDA a pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. A 510(k) clearance is subject to continual review, and later discovery of previously unknown problems may result in restrictions on the product’s marketing or withdrawal of the product from the market. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application. This procedure requires more extensive prefiling testing than the 510(k) procedure and involves a significantly longer FDA review process.

The Company has obtained clearances under Section 510(k) of the FDC Act to market the IRMA SL System for professional use in the testing of blood gases, electrolytes, hematocrit, glucose, lactate and BUN in whole blood. During the fourth quarter 2002, the Company filed a 510(k) application with the FDA for a creatinine test for use with the IRMA SL System, which along with the lactate test, is expected to be commercially released in early 2004. A multi-use cartridge, which allows multiple patient tests to be performed on a single cartridge, received clearance during 1998. The multi-use cartridge is planned to be available on the Company’s next generation IRMA analyzer. Continuous monitoring products which have been cleared under Section 510(k) include the monitoring systems used with the Paratrend 7+ sensor for direct continuous monitoring of blood gases and temperature in adults and pediatric patients, the Neotrend L sensor for monitoring of blood gases and temperature in critically ill newborn babies, and the Neurotrend sensor designed for direct continuous monitoring of oxygen, carbon dioxide, acidity and temperature in brain tissue or fluids as an indication of cerebral ischemia and hypoxia in patients with severe head injury and also for use during surgical intervention in the brain.

Prior to marketing in Europe, the Company’s products must also meet regulations governing its products outlined in directives administered by the European Union. In order for manufacturers to affix the CE Mark to their products, allowing the products to be marketed in the countries of the European Union, they must follow the conformity assessment procedures in the directive applicable to the product, and prepare a declaration of conformity. The CE Mark requires updating when significant changes are made to the product. The Company’s full quality system is also subject to annual audit by its notified body in the United Kingdom and by the International Organization for Standardization (“ISO”) Quality System Regulations Registrar in the United States.

The Company has obtained a CE Mark under the applicable directives for all of its marketed products that currently require it, including the Paratrend 7+, Neotrend L and Neurotrend continuous monitoring products, and the IRMA SL System.

The Company’s long-term business strategy includes development of cartridges and sensors for performing additional blood and tissue chemistry tests, and any such additional tests will be subject to the same regulatory process. No assurance can be given that the Company will be able to develop such additional products or uses on a timely basis, if at all, or that the necessary clearances for such products and uses will be obtained by the Company on a timely basis or at all, or that the Company will not be subjected to a more extensive prefiling testing and FDA approval process. The Company also markets its products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Quality System Regulations promulgated by the FDA.

The Company’s intermittent testing products are affected by the Clinical Laboratory Improvement Act of 1988 (“CLIA”) which is regulated by the Centers for Medicare and Medicaid Services. This law is intended to assure the quality and reliability of all laboratory testing in the United States regardless of where tests are performed. The regulations require facilities performing laboratory tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity; “waived,” “moderate complexity” and “high complexity.” The tests performed by the Company’s IRMA SL System have been categorized under CLIA as “moderately complex,” which places this system in the same category as most other commercially available blood gas and blood chemistry testing instruments. The glucose strip test is categorized as a “waived” test, which places this test in the same category as most other commercially available point-of-care glucose strip test systems. The Company’s continuous monitoring products are not affected by CLIA.

Research and Development

The Company owns two complementary sensor technology platforms; an electrochemical platform, on which the IRMA and Portal intermittent testing products are based, and a fiberoptic platform, on which the Paratrend 7+, Neotrend L and Neurotrend continuous monitoring products are primarily based. The Company is pursuing product line extensions from both of these core technology platforms.

The Company intends to continue to expand its cartridge and test menus available on the IRMA SL System. Currently under development are new cartridge tests for creatinine and lactate, both scheduled for market release in early 2004. During the fourth quarter 2002, the Company filed a 510(k) application with the FDA for the creatinine test; the lactate test has already been cleared by the FDA. The creatinine test is planned to be released initially as a creatinine-only cartridge, with additional analytes added to its test panel over the course of 2004. The measurement of creatinine aids clinicians in the diagnosis and treatment of renal diseases and in monitoring the renal status of patients in intensive care units, who are commonly administered potent antibiotics that may be toxic to the kidneys. The lactate test will be added to the Company’s existing GL cartridge, which panels glucose with sodium, potassium and chloride electrolytes. In the critical care setting, lactate testing is used to detect, treat and monitor decreased tissue oxygenation, primarily associated with shock, hypovolemia, and heart failure, and to monitor certain metabolic conditions. The Company is also performing feasibility studies for development of blood coagulation and immunoassay tests for use with its next generation IRMA analyzer. The Company’s multi-use cartridge, which incorporates the Company’s sensor and calibration technologies into products that can perform multiple blood test panels on different patients over a period of days before disposal, is also expected to be available on the Company’s next generation analyzer. The Company believes that the IRMA SL System and related core technologies provide a flexible platform which is capable of performing an even wider variety of blood chemistry tests.

Development efforts also include further enhancements to the Company’s Integrated Data Management System. The Integrated Data Management System is an advanced data management software application that provides a comprehensive data management system for point-of-care technologies. It also provides point-of-care program management tools to track operators and devices for quality control and regulatory purposes, and is language enabled. The new version of the Integrated Data Management System, released in the first quarter of 2002, supports the device settings and information management needs of the Portal System and the IRMA SL System.

The Company plans to continually improve the IRMA SL System through software upgrades, manufacturing process improvements and equipment design enhancements, based on the results of ongoing marketing studies and field experience.

For its continuous monitoring product line, the Company continued development work during 2002 to consolidate into one device the technology and certain functionalities of the TrendCare monitor and patient data module for integration directly with other patient monitoring and/or ventilatory systems. The resulting integration of technologies is intended to create a communications interface that facilitates monitor display of both continuous biochemical and physiological information at the patient’s bedside when integrated with a patient monitoring system, and help direct improved ventilation therapies when integrated with a ventilatory system.

As the continuous monitoring product line achieves more widespread use in the market, the Company has increased its focus on product ease-of-use enhancements to further increase market penetration. The Company’s future development plans include further expansion of the blood and tissue analysis test menu available on the continuous monitoring platform as well as an extension of the technology to new neurological and tissue applications.

The Company has incurred research and development expenses of approximately $4.8 million, $5.1 million and $5 million, net of funding from Philips of $1.7 million, $2.2 million and $2 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Sales and Marketing

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems, the Company began establishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of these products. As of March 31, 2003, the Company has expanded its direct sales organization to 12 sales personnel and clinical application specialists based in the United States, the United Kingdom and Germany, with future additions dependent upon the rate and timing of sales growth. Further, the Company has expanded its global distribution network with the appointment of 15 third-party distributors primarily addressing markets in Europe, the Far East and the Middle East. Approximately five additional nonexclusive distributor appointments in these and other regions are expected during 2003. The Company continues to sell disposables to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Portal measurement module as a component of Philips’ Blood Analysis Portal System. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman, under an exclusive distribution agreement entered into effective October 1, 1998. Additionally, the Company distributes its products to the veterinary market through direct end-user sales and regional distributors. Information concerning the Company’s export sales is contained in note 15 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Sales and marketing efforts for the Company’s blood analysis and monitoring systems have been primarily directed at hospitals’ critical care units where blood tests are frequently requested on a stat (immediate) basis. The Company’s objectives also include increased penetration of hospitals and broader use within hospitals that have purchased the Company’s products. The Company believes that the advantages of its blood analysis and monitoring systems will help acute care hospitals overcome their possible reluctance to change historical laboratory procedures for performing blood analysis, enabling faster adoption of point-of-care diagnostic testing and monitoring. Market development efforts are also currently focused on clinical studies to demonstrate the cost effectiveness of the Company’s continuous monitoring products and to establish these products as the standard of care for the ventilation therapy market.

The Company’s originally instituted arrangements with hospital systems, healthcare facilities and other influential healthcare buying groups establishing the Company as a sole, preferred or dual source supplier of its blood analysis systems are currently being reestablished by its direct and indirect distribution channels. These arrangements were transferred to and administered by Philips during the three and a half year term of the Philips distribution agreement.

Manufacturing

The Company’s manufacturing facilities support its intermittent testing and continuous monitoring platforms and are located in Roseville, Minnesota and High Wycombe, United Kingdom, respectively. The Company manufactures its electrochemical thick-film cartridges used with the IRMA and Portal Systems in its Roseville, Minnesota facility. Components for the Company’s continuous monitoring sensors used in the Paratrend 7+, Neotrend L and Neurotrend products are sourced from a variety of outside vendors, but the unique assembly and testing of the sensing elements is performed in the Company’s High Wycombe facility. The sub-assembly of external plastic assemblies for the intermittent testing cartridges and the injection molding of plastic components for the continuous monitoring sensors is sub-contracted to outside vendors. The Company uses external manufacturers to produce a range of hardware items, including the TrendCare and Neurotrend monitors and patient data module. The Company assembles in-house the IRMA SL analyzer and the Portal measurement module at its Roseville facility, and the continuous monitoring calibrator at its High Wycombe facility. These devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. The Company anticipates that the current level of completed hardware products in finished goods inventory or otherwise expected to be available to the Company from other sources will significantly reduce the Company’s assembly requirements in 2003 for the IRMA SL analyzer, Portal measurement module and continuous monitoring calibrator. Software for the intermittent testing products is developed and maintained by the Company, and software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

The majority of the raw materials and purchased components used to manufacture the Company’s products are readily available. Most of the Company’s raw materials are or may be obtained from more than one source. Some components are manufactured to the Company’s specifications and supplied by a single source. Plans are ongoing to add additional second sourcing where appropriate. Components used to manufacture the Company’s hardware products are subject to obsolescence. The Company monitors on an ongoing basis the need to make product design changes to accommodate new replacement components for obsolete parts and to transition its materials procurement to the replacement components as necessary.

The Company’s manufacturing facilities include three clean rooms in Roseville which range from Class 1,000 to Class 100,000, and two clean rooms in High Wycombe, both rated as Class 10,000. The Company believes its current facilities, with ongoing additional investments in production equipment to increase automation and capacity, can support production of required cartridges and sensors for the foreseeable future.

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

The Company continues to successfully undergo required inspections of its manufacturing facilities by the FDA (most recently in May 2001 and July 2002 for Roseville and High Wycombe facilities, respectively), and by the British Standards Institution for the High Wycombe facility (most recently in October 2001). Additionally, the Roseville facility’s quality systems have been ISO 9001 certified since 1997 by the Management Service division of TÜV America Inc. (“TUV”), a technical inspection association which provides testing and certification services. The Company successfully completed its most recent TUV audit in April 2002. As a result of these inspections, the Company’s manufacturing facilities and documentation and quality control systems are deemed satisfactory and in compliance with the related quality regulations issued by these agencies.

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

For its intermittent testing platform, the Company currently maintains fourteen U.S. patents. These consist of four patents issued for its calibration technology, four related to its sensor technology, four for companion technology and two patents covering the IRMA SL analyzer and disposable cartridge designs. Several of the fourteen U.S. patents have also been issued in the major European countries, Canada, Australia and Japan, while others are pending issuance in these jurisdictions. Additionally, the Company has filed five patent applications in the U.S.

As it relates to its continuous monitoring platform, the Company currently maintains four U.S. patents associated with the design and manufacture of its sensor technology platforms, and has filed thirteen patent applications. These patent applications are at various patent process stages in the major European countries, the U.S. and Japan.

Material patents have expirations ranging from the year 2006 to 2018. The Company is not currently a party to any patent litigation.

The Company has federally registered the trademarks “Diametrics Medical, Inc.,” “Diametrics Medical, Incorporated,” “IRMA,” “Neocath,” “Paratrend,” “Tissutrak,” “Neotrend,” “Neurotrend” and “TrendCare.”

Competition

The Company believes that potential purchasers of point-of-care blood and tissue analysis systems will base their purchase decision upon a combination of factors, including the product’s test menu, ease-of-use, accuracy, reliability, price and ability to manage the data collected. The Company is aware of one other company, i-STAT, that is marketing a bedside point-of-care blood analysis system. The Company believes that its intermittent blood analysis systems possess distinct competitive advantages over i-STAT’s products including ease-of-use, closed instead of open handling of blood samples, and room temperature instead of refrigerated storage of cartridges.

The Company also competes with companies that market near-patient multi-use blood analysis systems. These companies include Roche/AVL Scientific Corporation, Radiometer, Inc., Instrumentation Laboratory and Bayer. However, the Company believes that to be successful in the point-of-care market, a device must not only be able to perform a variety of commonly ordered blood chemistry tests, but also be very portable to facilitate ease-of-use at the patient’s bedside.

The Company’s blood analysis systems also compete with manufacturers providing traditional blood analysis systems to central and stat laboratories of hospitals. Although these laboratory-based instruments provide the same tests available with the Company’s products, they are complex, expensive and require the use of skilled technicians. The Company believes that its blood analysis systems offer several advantages over these laboratory-based instruments including immediate or continuous results, ease-of-use, reduced opportunity for error and cost effectiveness. The Company believes that its multi-parameter continuous arterial blood gas and tissue monitoring systems are currently the only products of their kind commercially available.

The Company’s products are competitively priced with other point-of-care product offerings and are lower in price than centralized testing labs when the full cost of implementation is considered (i.e., equipment, maintenance, facilities and trained lab personnel). Centralized testing labs also do not provide the convenience and fast turnaround time for test results that point-of-care products offer.

Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company’s blood and tissue analysis systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company’s competitors will not succeed in developing or marketing technologies and products that will be more effective or less expensive than those being sold by the Company or that would render the Company’s technology and products obsolete or noncompetitive.

Executive Officers

Name	Age	Position
David B. Kaysen	53	President and Chief Executive Officer

Roy S. Johnson	50	Executive Vice President and President and Managing Director of Diametrics Medical, Ltd.

Laurence L. Betterley	49	Senior Vice President and Chief Financial Officer

Steven G. Emery	57	Senior Vice President of Worldwide Sales, Marketing and Business Development

Mr. Kaysen has been President, Chief Executive Officer and a director of the Company since December 2002. Mr. Kaysen has more than 25 years of executive management and sales and marketing experience in the medical products and services industry, most recently serving ten years as President, Chief Executive Officer and a director of Rehabilicare Inc. (now Compex Technologies, Inc.), a manufacturer and marketer of home electrotherapy equipment for the physical therapy, rehabilitation, occupational and sports medicine markets. From 1988 to 1989 Mr. Kaysen served as President, Chief Executive Officer and a director of Surgidyne, Inc. Mr. Kaysen has also held senior management positions in sales and marketing at several medical products and services companies including Redline Healthcare, American Hospital Supply Corporation, Emeritus Corporation and Lectec/NDM Corporation.

Mr. Johnson joined the Company in November 1996 as an Executive Vice President, and the President and Managing Director of Diametrics Medical, Ltd. (“DML”), a subsidiary of the Company established in conjunction with the acquisition in November 1996 of Biomedical Sensors, Ltd. (“BSL”). DML develops, manufactures and markets the Company’s continuous blood and tissue monitoring systems. Beginning in 1977, Mr. Johnson served in a number of executive management positions for the predecessors of the BSL business, most recently when it was an operating unit of Pfizer Inc., and prior to that, while it was a subsidiary of Orange Medical Instruments, Inc. Mr. Johnson started his career in 1974 with Burroughs Wellcome in pharmaceutical production management and was the head of manufacturing in Burroughs’ Sydney, Australia subsidiary.

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

Mr. Emery joined the Company in October 2002 as Senior Vice President of Worldwide Sales, Marketing and Business Development after a 26-year career at Philips Medical Systems (a division of Royal Philips

Electronics) and a predecessor business, the Healthcare Solutions Group of Agilent Technologies, Inc., formerly part of Hewlett-Packard Company. During his 26-year tenure, Mr. Emery held a number of senior management level marketing and business development positions, most recently as Director of Marketing in the Cardiac and Monitoring System’s Point-of-Care Diagnostics group.

Employees

As of December 31, 2002, the Company had a total of 131 full-time employees, including 35 in research and development and 18 in sales and marketing. None of the Company’s employees are covered by a collective bargaining agreement and Diametrics believes it maintains good relations with its employees.

Cautionary Statement Relevant to Forward-Looking Information

This Annual Report on Form 10-K and the Company’s financial statements, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of this report and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company’s expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding its current assumptions about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties.

When used in this Form 10-K and in other filings by the Company with the Securities and Exchange Commission, in its press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-K.

Item 2.    Properties

The Company’s principal properties are as follows:

Location of Property	Use of Facility	Approximate Square Footage	Lease Expiration Date
Roseville, Minnesota	Manufacturing, research and development, sales support, marketing and administration	43,300	February 2004

Malvern, Pennsylvania	Research and development	2,700	March 2007

High Wycombe, United Kingdom	Manufacturing, process engineering, purchasing	14,500	September 2005

High Wycombe, United Kingdom	Sales support, marketing and administration	5,500	January 2015 (1)

High Wycombe, United Kingdom	Research and development	6,000	April 2004

(1)	Lease can be terminated without penalty at the Company’s sole discretion in January 2005.

The Company believes that its facilities are sufficient for its projected needs through 2004.

Item 3.    Legal Proceedings

The Company is currently not subject to any material pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

On January 9, 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market set forth in Marketplace Rule 4450(a)(3), and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. The Company’s Common Stock, $.01 par value, will continue to trade under the symbol “DMED,” and the move should not affect how shares are bought or sold. The following table sets forth, for the periods indicated, the high and low quarterly closing prices for the Common Stock as quoted on The Nasdaq National Market:

	2002
	High	Low
First Quarter	$5.95	$3.97
Second Quarter	5.05	3.30
Third Quarter	3.79	1.93
Fourth Quarter	2.64	1.22

	2001
	High	Low
First Quarter	$7.50	$3.88
Second Quarter	4.96	2.40
Third Quarter	4.55	3.65
Fourth Quarter	5.90	3.35

There were 365 common shareholders of record and the Company estimates approximately 5,100 shareholders holding stock in “street name” accounts as of December 31, 2002. The Company has not paid any stock dividends on its common stock since its inception, and management does not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

SELECTED FIVE-YEAR FINANCIAL DATA

	Years ended December 31,
(in thousands, except share and per share amounts)	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue	$18,698	$24,489	$25,258	$18,687	$12,156
Operating loss	(7,056)	(3,578)	(2,743)	(10,044)	(17,175)
Net loss	(7,531)	(3,876)	(2,648)	(10,244)	(17,388)
Net loss per share (1), (2)	(0.28)	(0.14)	(0.10)	(0.41)	(0.79)
Weighted average shares outstanding	26,816,130	26,762,684	26,490,826	24,719,038	21,996,382

Balance Sheet Data:
Working capital (deficit)	$(1,005)	$11,876	$14,334	$15,009	$11,415
Total assets	13,451	23,461	27,811	31,972	25,346
Long-term liabilities	2,789	8,533	7,886	7,823	8,345
Shareholders’ equity	671	9,529	14,185	13,841	11,366

(1)	The Company has not paid any dividends since inception.
(2)	Basic and diluted net loss per share amounts are identical as the effect of potential common shares is antidilutive.

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY

Diametrics Medical, Inc., which began operations in 1990, is engaged in the development, manufacture and commercialization of blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a fully operational development, manufacturing, sales and marketing organization located in Roseville, Minnesota and High Wycombe, England. As of December 31, 2002, the primary funding for the operations of the Company has been approximately $149 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of these products. As of March 31, 2003, the Company has expanded its direct sales organization to 12 sales personnel and clinical application specialists based in the United States, the United Kingdom and Germany, with future additions dependent upon the rate and timing of sales growth. Further, the Company has expanded its global distribution network with the appointment of 15 third-party distributors primarily addressing markets in Europe, the Far East and the Middle East. Approximately five additional nonexclusive distributor appointments in these and other regions are expected during 2003. The Company continues to sell disposable cartridges, sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Portal measurement module as a component of Philips’ Blood Analysis Portal System (“Portal System”). The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman under an exclusive distribution agreement entered into effective October 1, 1998. Additionally, the Company distributes its products to the veterinary market through direct end-user sales and regional distributors.

The Codman distribution agreement was initiated in October 1998, has a term of six years and is renewable for two years. If minimum sales levels are not achieved by Codman, certain payments may be due to the Company. Also, Codman has the right of first refusal to market new continuous monitoring products developed for the neuro market. In addition, Johnson & Johnson Development Corporation has an equity investment of 773,184 shares of the Company’s Common Stock, currently representing an approximate 3% ownership interest in the Company.

The exclusive agreement with Philips was signed in June 1999, initially as an agreement between the Company and Hewlett Packard Company. Under the terms of the exclusive agreement, the Company transferred full responsibility for marketing, sales and distribution of its TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems. The initial term of the agreement was three and a half years, with the option for extensions. Concurrently with the execution of the agreement, HP purchased 1,357,143 shares of the Company’s Common Stock, currently representing an approximate 7% beneficial ownership interest (including outstanding warrants) in the Company. In late 1999, HP assigned the exclusive agreement and its equity investment with the Company to Agilent Technologies, Inc., a subsidiary of HP and a leading provider of test and measurement solutions and communications components. In August 2001, Agilent completed the sale of its healthcare business to Royal Philips Electronics, including its equity investment in the Company. Also as part of this transaction, the exclusive agreement between the Company and Agilent was assigned to Philips Medical Systems, a division of Royal Philips Electronics.

The exclusive distribution agreement between the Company and Philips ended on October 31, 2002. As previously noted, the Company will continue to sell disposable cartridges, sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004, and Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Portal measurement module as a component of Philips’ Portal System. In connection with the termination of the exclusive agreement, Philips elected to make a cash payment to the Company in the third quarter 2002 of approximately $2.7 million in lieu of minimum product purchase requirements. This payment is reflected as “other revenue” on the Company’s Statements of Operations for the year ended December 31, 2002. Additionally, as a result of the change in the relationship with Philips and the Company’s transition to its new distribution and direct sales force channel model, the Company recognized charges to cost of revenue of approximately $1.2 million for excess instrument component inventory. This charge was based on an assessment of the amount of completed hardware products in finished goods inventory or otherwise expected to be available to the Company from other sources relative to projected sales requirements. Available instrument inventory will reduce the Company’s inventory purchases and production requirements in 2003.

The Company’s revenue from Philips for the years ended December 31, 2002, 2001 and 2000, including the $2.7 million cash payment in 2002, was 92%, 90% and 82%, respectively, of total revenue. The Company recognized approximately $1.7 million, $2.2 million and $2 million of funding from Philips as a reduction in research and development expenses in 2002, 2001 and 2000, respectively. Revenue from Philips includes product purchases by Philips to meet sales demand of its end-user customers and to fulfill its internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments and royalties under the distribution agreement. As a result, the level of the Company’s sales to Philips during any period is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips in each of the last three years.

The change in the Company’s relationship with Philips and the transition to an expanded distribution model adversely impacted the Company’s financial performance in 2002. Total revenue for the year was down 24% from the prior year. Gross profit was 21% of revenue in 2002, a six percentage point reduction from the prior year, while operating expenses increased 9% year over year. The resulting net loss for the year increased 94% from the previous year. The decline in revenue and gross profit and increase in net loss were primarily impacted by lower hardware sales volume due to the termination of the Philips exclusive agreement. Also negatively affecting gross profit and net loss was an increase in nonrecurring charges to cost of revenue, affected by the $1.2 million charge for excess instrument component inventory discussed above and $721,000 of noncash charges for the write-down of capitalized software costs and disposal of production equipment. The net loss was further impacted primarily by nonrecurring charges for restructuring costs and decreased interest income.

During 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency, achieve a more competitive cost structure and contain costs. These changes involved work force reductions impacting 45 employees, including 27 positions in the Company’s U.K. subsidiary (26 in manufacturing and one in research and development) and 18 positions in the Company’s U.S. operations (eight in manufacturing, nine in research and development and one in general and administration). In addition to these changes, on April 18, 2002, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Projected savings associated with these changes approximate $1,800,000 on an annualized basis ($865,000 in both manufacturing and research and development and $70,000 in general and administration), and are currently expected to be reinvested to support further expansion of the Company’s marketing and distribution capabilities and other strategic initiatives. Realized costs savings in 2002 related to the work force reductions were in line with expectations, and approximated $547,000, $445,000 and $51,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies (more fully described in note 1 to the consolidated financial statements), the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition and Accounts Receivable. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues, and the Company’s revenue recognition policies are in compliance with SAB 101. As previously described under “Summary” of “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” the Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s exclusive distribution agreement with Philips, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries. The Company recognizes revenue upon shipment of product to its distributors and direct customers or, in the case of trial instruments and monitors placed directly with end-user customers, upon the customer’s acceptance of the product. The Company’s sales terms to its distributors and direct customers provide no right of return outside of the Company’s standard warranty policy (see note 1), and payment terms consistent with industry standards apply. Sales terms and pricing extended to the

Company’s distributors and direct customers are governed by the respective distribution agreements and contracts, together with binding purchase orders for each transaction. The transition to expanded distribution channels is expected to increase the diversity of the Company’s sales transactions and customer base, which may result in some transactions with nonstandard terms and conditions, such as acceptance criteria. In these cases, revenue will be recognized upon the fulfillment of the obligation specific to the terms of the customer’s contract. The expansion of its distribution channels may also expose the Company to an increase in sales returns, warranty obligations and credit risk. The company is monitoring these exposures and will adjust the respective reserve provisions as necessary. Most of the Company’s sales from November 1999 (after the inception of the Company’s distribution partnership with Philips) through 2002 have been to Philips, totaling 92% of total sales in 2002, and 90% and 82% in 2001 and 2000, respectively. Future sales are expected to reflect a lower concentration of sales to Philips, as the Company expands its distribution channels.

As sales to Philips comprised most of the Company’s revenues during 2002, the Company’s accounts receivable balance at December 31, 2002 likewise reflected a concentration of amounts due from this distribution partner. The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The expected increase in the diversification of the accounts receivable base beginning in 2003 will require increased credit management and monitoring of customer payment status in order to assess the adequacy of the accounts receivable reserve balance. While the Company believes that the quality of its receivables from its distribution partners and direct customers is high, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories.    Inventories are stated at the lower of cost or market using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based upon current and expected future product sales and the expected impact of product transitions or modifications. As a result of the termination of the Company’s exclusive agreement with Philips and changes in the Company’s distribution relationships and methods, reserves were established in the last half of 2002 for estimated excess instrument component inventory of approximately $1.2 million. The reserve amount was based upon an assessment of the amount of instrument inventory available to the Company relative to projected demand. While actual demand may differ from the Company’s projections, the Company does not currently expect that significant future adjustments to this reserve will be required.

Recognition of Research and Development Funding.    Research and development funds earned by the Company under the Philips exclusive agreement are recorded as a reduction of the development costs incurred, and have ranged between $1.7 million and $2.2 million annually over the last three years. The Company’s recognition of funding from Philips ceased as of November 1, 2002, with the termination of the exclusive agreement with Philips.

Foreign Currency Translation/Transactions.    The financial position and results of operations of the Company’s foreign subsidiary, Diametrics Medical, Ltd., are measured using local currency as the functional currency. The financial statements of the Company’s foreign subsidiary are translated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52. Accordingly, assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period, with the resulting translation adjustments recorded as a separate component of shareholders’ equity. Also recorded as translation adjustments in shareholders’ equity are transaction gains and losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are credited or charged against earnings. The Company’s subsidiary has had negative cash flows since its acquisition by the Company in late 1996, and is expected to continue to have negative cash flows and require funding from the Company for the foreseeable future. As a result, settlement of the Company’s net intercompany receivable balance with its subsidiary is not expected in the foreseeable future. As such, the Company records transaction gains or losses on intercompany balances in shareholders’ equity in accordance with SFAS No. 52. At December 31, 2002 and 2001, the Company had $3.3 million and $5.8 million, respectively, of net intercompany balances giving rise to transaction gains or losses recorded in shareholders’ equity during these years. The Company will continue to evaluate the potential for future settlement of intercompany balances. Settlement of intercompany balances on a near-term basis would require the Company to include transaction gains or losses on intercompany balances as credits or charges to current income (vs. shareholders’ equity), potentially resulting in an increase in the volatility of the Company’s Statements of Operations.

Impairment of Long-Lived Assets.    Long-lived assets at December 31, 2002 consist of property and equipment and purchased software. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company’s assessment in 2002 of the carrying value of it long–lived assets resulted in the write-down of capitalized costs of purchased software to be sold due to the redesign of the majority of the software code during the last half of 2002. The write-down amounted to $564,000, representing the majority of the asset carrying value, corresponding to the estimated portion of the software code that was rewritten. The Company believes that the carrying value of its long-lived assets at December 31, 2002 is recoverable; however, unforeseen changes in the Company’s product strategy or production methods could result in future write-downs of long-lived assets.

Retirement Plan Funding.    The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. While the Company has funded the Retirement Plan each year to meet or exceed the actuarial determined annual contribution requirements, the Retirement Plan’s projected benefit obligation has exceeded the fair value of plan assets over the last three years, increasing to an underfunded status of approximately $3 million at December 31, 2002, compared to $1.4 million and $1 million at December 31, 2001 and 2000, respectively. As a result, the Company’s balance sheet at December 31, 2002 reflects significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to 2001 and 2000. These increases occurred primarily due to an environment of weaker investment performance in the global markets over the past two to three years (negatively affecting the value of Retirement Plan invested assets) and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the Company’s accrued retirement plan benefit liability and minimum pension liability are expected to decline over time relative to current levels as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company.

RESULTS OF OPERATIONS

Revenue

The Company’s total revenue was $18,698,187 in 2002, compared to $24,488,928 in 2001, and $25,258,407 in 2000.

Total revenue declined 3% in 2001 from 2000, driven by a reduction in non-product revenue, primarily royalties. Product revenue increased 4% during 2001, with a 10% increase in disposable cartridge and sensor revenue and a 1% increase in instrument revenue. Unit sales in 2001 grew at a higher rate than the related revenues, at 20% for both instruments and disposable cartridges and sensors. The favorable revenue impact of unit sales growth in 2001 was partially offset by lower average cartridge sales prices to Philips, resulting from volume price reductions, and a higher ratio of IRMA analyzer instrument sales, which have lower average sales prices, relative to total instrument sales.

Total revenue declined 24% in 2002 from 2001, primarily impacted by the termination of the Company’s exclusive agreement with Philips and the resulting transition to the Company’s new distribution model. Included in 2002 other revenue is the recognition of a cash payment of $2,736,000 from Philips in lieu of minimum product purchase requirements. Relative to 2001, instrument revenue declined 45%, impacted by the $2.7 million cash payment in lieu of minimum product purchase requirements. Disposable cartridge and sensor revenue declined 10%, in spite of related unit sales remaining flat with the prior year. This occurred due to a higher mix of intermittent testing cartridge sales, which carry a lower average selling price than continuous monitoring sensors. Unit sales of instruments declined 19% during 2002. The smaller change in instrument unit sales relative to the change in revenue reflects a shift in the mix of intermittent testing instrument sales from the IRMA SL analyzer to the Portal measurement module, which carries a substantially lower average selling price than the IRMA SL analyzer, as well as a reduction in continuous monitoring instrument and accessory sales, which carry a higher average selling price than the intermittent testing instruments. Intermittent testing products represented 66% of total product revenue (which excludes the $2.7 million cash payment) in 2002, compared to 57% and 44% in 2001 and 2000, respectively, with continuous monitoring products comprising the remaining product revenue in each year.

The Company’s sales to Philips and Codman comprised approximately 94% of total sales in both 2002 and 2001, and 90% in 2000. Due to the significant purchases of the Company’s products by its distributors for their internal use in the sales process and to meet minimum purchase commitments, the distributors’ sales to their end-user customers over the last three years are estimated to be approximately 50% of the Company’s product sales related to those distributors over that period. As a result of the termination of the Company’s exclusive agreement with Philips and the resulting transition to expanded distribution channels for the distribution of its TrendCare continuous blood gas monitoring systems and IRMA SL intermittent testing point-of-care blood analysis system, annual 2003 revenues are expected to be below 2002 levels. Revenue growth in 2003 will be primarily impacted by the rate of ramp-up and the effectiveness of the Company’s direct sales force and distributors and also by the timing and nature of new strategic alliances consummated during 2003.

For the year ended December 31, 2002, intermittent blood testing products revenue was comprised of 61% instrument related revenue and 39% disposable cartridge revenue. Continuous monitoring products revenue was comprised of 60% instrument related revenue and 40% disposable sensor revenue. The Company’s revenues are affected principally by the number of instruments, consisting of continuous monitoring instruments, IRMA SL analyzers, Portal measurement modules and accessories, sold to distributors and direct customers, the extent to which the distributors sell the Company’s instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of December 31, 2002, the Company has sold approximately 13,400 instruments, primarily to distributors. As the Company grows, it is expected that the growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Revenue

Cost of revenue totaled $14,714,856 in 2002, compared to $17,984,341 in 2001 and $17,738,103 in 2000. Cost of revenue as a percentage of total revenue was 79% in 2002, 73% in 2001 and 70% in 2000.

The three percentage point increase in 2001 relative to 2000 was primarily caused by lower non-product revenue, primarily royalties. Excluding the impact of non-product revenues, cost of revenue as a percentage of revenue improved by two percentage points from 2000 to 2001. The 2001 improvement in the Company’s cost of revenue as a percentage of revenue, excluding the impact of non-product revenue, reflects lower disposable unit manufacturing costs resulting from increased unit sales volumes and improved cartridge and sensor yields, a reduction in instrument material costs, and the impact of operational efficiencies and process improvements. Partially offsetting the improvement in 2001 was the impact of lower average cartridge sales prices, resulting from volume price reductions.

The six percentage point increase in cost of revenue as a percentage of total revenue for 2002 was primarily impacted by non-recurring charges to cost of revenue and a change in product mix. Charges to cost of revenue included $1.2 million for estimated excess instrument component inventory. This charge was based on an assessment of the amount of completed hardware products in finished goods inventory or otherwise expected to be available to the Company from other sources relative to projected sales requirements, and was impacted by the termination of the Company’s exclusive agreement with Philips and the Company’s resulting transition to its new distribution and direct sales force channel model. Additionally, the Company incurred $721,000 of noncash charges for the write-down of capitalized costs of purchased software to be sold due to the redesign of the majority of the software code during the last half of 2002 and the disposal of cartridge production equipment due primarily to production line upgrades. These non-recurring charges had a 10 percentage point impact on gross margin. The change in product mix during 2002 was primarily driven by a reduction in instrument sales, which generally carry higher margins than disposable cartridges and sensors. Further contributing to the negative impact of lower instrument sales on gross margin was a lower concentration of continuous monitoring instrument and accessory sales, which generally had higher gross margins than intermittent testing instruments. Partially offsetting the impact of these increases to cost of revenue as a percentage of total revenue was the benefit of the recognition as other revenue of a $2.7 million cash payment from Philips in lieu of minimum product purchase requirements. Additionally, manufacturing work force reductions in the second and third quarters of 2002 resulted in overhead cost savings of approximately $547,000, in line with management’s expectations. These savings, along with improvements in disposable cartridge yields, helped produce reductions in cartridge unit manufacturing costs.

Operating Expenses

Total operating expenses increased by approximately $957,000 or 9% from 2001 to 2002, following a decrease of approximately $181,000 or 2% from 2000 to 2001. The net increase in operating expenses from 2001 to 2002 is primarily impacted by restructuring and other charges related to work force reductions in the second and third quarters of 2002. Also affecting operating expenses in 2002 were additional sales and marketing costs associated with the Company’s expansion of its distribution channels resulting from the termination of the exclusive agreement with Philips, partially offset by a reduction in research and development expenses.

Research and development expenses totaled $4,772,775 in 2002, compared to $5,137,974 in 2001 and $4,962,348 in 2000. The 4% increase in expenses from 2000 to 2001 was primarily due to increased investments to support new research and development projects, partially offset by a $200,000 increase in the Company’s recognition of research and development funding from Philips to $2.2 million. Expenses declined by 7% from 2001 to 2002, primarily impacted by work force reductions in the second and third quarters of 2002 and the completion in the fourth quarter 2001 of the amortization of purchased completed technology and other related intangible assets associated with the Company’s purchase in 1996 of Biomedical Sensors, Ltd. (now known as Diametrics Medical, Ltd.). Realized cost savings in 2002 related to research and development work force reductions approximated $445,000 and were in line with management’s expectations. These cost reductions were partially mitigated by increased investments to support new research and development projects and a decline in the Company’s recognition of funding from Philips, from $2.2 million in 2001 to $1.7 million in 2002. The Company’s recognition of funding from Philips ceased as of November 1, 2002, with the termination of the exclusive agreement with Philips. The impact of this change on 2003 research and development expenses is expected to be more than offset by cost savings from the 2002 work force reductions and other spending reductions.

Selling, general and administrative expenses totaled $5,379,967 in 2002, compared to $4,944,599 in 2001 and $5,300,918 in 2000. The 7% decrease in expenses from 2000 to 2001 was primarily due to a reduction in personnel. The 9% increase in expenses from 2001 to 2002 was primarily impacted by approximately $400,000 of incremental costs associated with the establishment of a direct sales force and increased marketing activities in the fourth quarter of 2002 stemming from the termination of the Philips exclusive agreement. Expenses are expected to increase by approximately 60-80% in 2003 from 2002 levels, due primarily to the continued ramp-up of the Company’s sales and marketing activities and inclusion of a full year of related expense.

Restructuring charges associated with work force reductions in 2002 and costs resulting from the resignation effective June 1, 2002 of the Company’s Chief Executive Officer and President consisted primarily of severance and related costs amounting to approximately $887,000, accrued during the second and third quarters. The Company has paid approximately $725,000 of these costs through December 2002 and expects to pay an additional $162,000 in the first half of 2003.

Interest and Other Expense

The Company realized interest income of $86,441 in 2002, compared to $323,490 in 2001 and $787,396 in 2000. The year-to-year declines reflect the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $545,976 in 2002, compared to $572,618 in 2001 and $586,616 in 2000. The decline from 2000 to 2001 reflects the impact of slightly lower average interest rates on comparable average debt balances, while the decline in expense from 2001 to 2002 primarily reflects the impact of lower average debt balances.

Net other expense totaled $15,326 in 2002, compared to $48,785 in 2001 and $105,435 in 2000. The change in net amounts in each of the year-to-year periods was primarily due to a decrease in foreign currency transaction losses. Foreign currency transaction gains and losses were not material in any of the years presented.

Net Loss

Net loss for the year ended December 31, 2002, including restructuring and other charges, was $7,531,016, or $.28 per share. Excluding the impact of restructuring and other charges, the net loss was $6,644,272, or $.25 per share, in 2002 compared to $3,875,899, or $.14 per share, in 2001 and $2,647,617, or $.10 per share, in 2000. The net loss in 2001 increased from 2000 primarily as a result of a reduction in non-product revenue and lower interest income, partially offset by an improvement in product sales margins. The net loss before restructuring and other charges in 2002 increased from 2001 primarily as a result of a reduction in product revenue, stemming from the termination of the exclusive agreement with Philips and changes in product mix, as well as nonrecurring charges to cost of revenue approximating $1.9 million and lower interest income, partially offset by the impact of the $2.7 million cash payment from Philips in lieu of product purchases.

The Company anticipates that the termination of the exclusive agreement with Philips and its resulting transition to expanded distribution channels will adversely affect the Company’s financial performance in the near term. Annual 2003 revenues are expected to be below 2002 levels. The net loss in 2003 is expected to be greater than that of 2002, impacted by lower projected revenues and a significant increase in sales and marketing expenses. Revenue growth and earnings levels in 2003 will be primarily impacted by the rate of ramp-up and the effectiveness of the Company’s direct sales force and distributors and also by the timing and nature of new strategic alliances consummated during the year. The Company expects first quarter 2003 revenues to be at similar levels to fourth quarter 2002 revenues, with the net loss for the quarter estimated to be 17-22% greater than the fourth quarter 2002, reflecting the increased investment in the Company’s new sales organization. Quarterly revenues and net loss performance are expected to progressively improve throughout 2003, as the new sales channels begin to show positive results.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of negative working capital, recurring losses and negative cash flows.

At December 31, 2002, the Company had negative working capital of approximately $1 million, a decrease of approximately $12.9 million from the working capital of $11.9 million reported at December 31, 2001. The decrease was impacted primarily by the reclassification of $7.3 million of Convertible Senior Secured Fixed Rate Notes due August 4, 2003 from long-term to current liabilities and an increase in net loss before depreciation and amortization and other noncash charges of approximately $4.6 million.

The Company incurred net losses of $7,531,016, $3,875,899 and $2,647,617 for the years ended December 31, 2002, 2001 and 2000, respectively, and has incurred net losses since inception. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. Cash and marketable securities decreased by approximately $4.4 million during 2002 to $4 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its businesses as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. In addition to these measures, however, the Company will be required to raise additional capital during 2003 in order to sustain and fund its operations.

The Company is currently actively pursuing several alternatives for raising additional capital, including the issuance of debt or equity securities and strategic partner funding. The full principal balance of the Company’s $7.3 million Convertible Senior Fixed Rate Notes becomes due August 4, 2003. The Company is currently discussing with the note holders a potential extension of the notes under modified terms. If the note holders do not elect to extend the due date or exercise the conversion option at a price of $8.40 per share, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes. There is no assurance that the Company will be able to refinance the notes or be able to refinance under favorable terms. Additionally, the Company has engaged the Seidler Companies to assist in its efforts to secure partners for strategic alliances and to raise additional capital. Through December 31, 2002, the Company raised approximately $149 million through the public and private sales of its equity securities and the issuance of convertible promissory notes. The issuance of equity related instruments to raise funding and achieve an extension of the notes is limited, however, to the level of the Company’s remaining unissued and available authorized shares, currently approximating 11.7 million shares. The Company’s inability to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting in May 2003 may negatively affect the Company’s future ability to raise equity funding.

The Company’s long-term capital requirements will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to refinance or extend the due date for its notes, raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Net cash used in operating activities totaled $3.4 million for the year ended December 31, 2002, compared to net cash provided by operating activities of $1 million and net cash used in operating activities of $5.4 million for the same periods in 2001 and 2000, respectively. This was the result of net losses of $7.5 million, $3.9 million and $2.6 million in 2002, 2001 and 2000, respectively, adjusted by changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable decreased $3.5 million for the year ended December 31, 2002, compared to decreases of $2.1 million and $109,000 in 2001 and 2000, respectively. The accounts receivable balance reductions in each year were positively affected by successive improvements in days sales outstanding, impacted by the Company’s distribution partnerships. The increasingly larger reductions in the accounts receivable balance each year were further affected by the timing of revenues during 2001 and 2002, and additionally for 2002, a reduction in revenues resulting from the termination of the Philips exclusive agreement.

Inventories decreased $496,000 for the year ended December 31, 2002, after a decrease of $213,000 in 2001 and an increase of $164,000 in 2000. The small increase in 2000 reflects an increase in work-in-process inventory to meet anticipated production and sales requirements in the first quarter of 2001, partially offset by a decrease in finished goods inventory. The decrease in 2001 reflects a decrease in continuous monitoring inventories of $628,000 due to the production and shipment of products to the Company’s distributors, partially offset by an increase in intermittent testing hardware inventories in preparation for shipment in the first quarter 2002 of initial sales of the Portal measurement module as well as sales of other hardware products. The decrease in 2002 was impacted by an increase in inventory reserves of approximately $1.2 million due to estimated excess instrument component inventory, and a reduction in inventory purchases during the last half of the year affected by instrument inventory availability and the $2.7 million payment from Philips in lieu of minimum product purchase requirements in the third quarter, which allowed a reduction in inventory purchases to meet production and sales requirements for the remainder of the year. Partially offsetting the impact of these reductions was an increase in instrument finished goods inventory.

Accounts payable and accrued expenses decreased $872,000 on a combined basis for the year ended December 31, 2002, compared to decreases of $954,000 and $647,000 in 2001 and 2000, respectively. The declines in 2000 and 2001 were affected primarily by the timing of vendor payments and reductions in product upgrade accruals as upgrades were completed during 2000 and 2001 from an upgrade program which began in 1999. The decrease in 2002 primarily reflects a decrease in the bonus accrual and reduced vendor payables due to lower inventory purchases in the last half of the year.

Deferred credits and revenue decreased $1.8 million during 2002, after a $750,000 increase during 2001 and a $4.1 million decrease in 2000. The decrease in 2000 represents the recognition of $4.3 million of funding received from Philips in 1999 for research and development and royalties, partially offset by customer advance payments. The increase in 2001 primarily reflects the receipt of $3 million of research and development funding from Philips, partially offset by the recognition of approximately $2.2 million of the funding as a reduction of 2001 expenses. The decrease in 2002 is primarily due to the recognition of funding from Philips for research and development costs of $1.7 million and no additional funding received. As a result of the termination of the exclusive agreement with Philips, research and development funding from Philips will not continue in 2003.

Net cash provided by investing activities totaled $23,000 for the year ended December 31, 2002, compared to $4.4 million and $1.6 million in 2001 and 2000, respectively. These year-to-year changes were primarily affected by the amounts and timing of equity funding, funding received from Philips and operating cash flow requirements, which all affected the amount of cash available for the purchase of marketable securities. Purchases of property and equipment also affected net cash provided by investing activities, and totaled $733,000 for the year ended December 31, 2002, $1.1 million in 2001 and $3.4 million in 2000. Capital additions in each year consisted primarily of investments in production and development equipment, software and instruments for internal use in research and development. In 2003, the Company expects total capital expenditures and new lease commitments to be less than $400,000 for the year, primarily reflecting investments to support production and new product development.

Net cash used by financing activities totaled $106,000 for the year ended December 31, 2002, following net cash provided by financing activities of $191,000 and $3.6 million in 2001 and 2000, respectively. The changes in 2000 and 2001 were due primarily to the amounts and timing of equity funding and the amount of proceeds from employee stock plans and warrant exercises in each of these years. The change in 2002 was primarily impacted by net principal payments on borrowings of $247,000 and a reduced amount of proceeds from employee stock plans.

In late 1996 the Company entered into a long-term debt obligation consisting of a $7.3 million senior secured fixed rate loan note issued to Pfizer Inc. in connection with the Company’s acquisition of DML. Proceeds from the issuance in August 1998 of $7.3 million of Convertible Senior Secured Fixed Rate Notes, issued in conjunction with a private equity placement, were simultaneously used to retire the $7.3 million Pfizer note. Repayments on the Company’s contractual obligations, consisting of debt, capital leases and operating leases, are summarized below:

	Year ending December 31
	2003	2004	Thereafter	Total
Long-term debt (1)	$7,642,162	$—	$—	$7,642,162
Capital leases (1)	209,800	203,500	74,205	487,505
Operating leases	798,309	419,909	293,668	1,511,886

Total contractual obligations	$8,650,271	$623,409	$367,873	$9,641,553

(1)	Amounts include principal and interest.

The Company’s U.K. subsidiary has a contributory defined benefit retirement plan covering all eligible employees. The Company has funded the Retirement Plan each year to meet or exceed the actuarial determined annual contribution requirements. However, due primarily to weak investment performance in the global markets over the past two to three years, the Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at December 31, 2002. As a result, the Company’s balance sheet at December 31, 2002 reflects significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to prior years. While the Company’s accrued retirement plan benefit liability and minimum pension liability are expected to decline over time relative to current levels as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company.

At December 31, 2002, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $124.9 million and $1.5 million, respectively. (See note 12 of Notes to Consolidated Financial Statements for further discussion).

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective January 1, 2003 and the Company will apply its provisions prospectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company has evaluated SFAS No. 148 and has adopted its disclosure provisions for the year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures applicable to the Company are included under “Product Warranty” of note 1 to the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt the provisions of this interpretation for financial statements issued after December 31, 2002. The Company is currently evaluating the impact of the adoption of this interpretation on its financial statements.

The Company’s discussion and analysis of results of operations and financial condition, including statements regarding the Company’s expectations about new and existing products, future financial performance, market risk exposure and other forward looking statements are subject to various risks and uncertainties, including, without limitation, demand and acceptance of new and existing products, technological advances and product obsolescence, competitive factors, stability of domestic and international financial markets and economies, the performance of the Company’s direct sales force and distributors, the ability to add distribution and strategic partners and attract and retain employees and the availability of capital to finance growth. These and other risks are discussed in greater detail in Exhibit 99.1 to this Form 10-K.

Item 7.a.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, DML, are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. From November 1999 through October 2002, most of the Company’s sales were made to the Company’s two global distribution partners, Philips and Codman, with sales denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. With the termination of the exclusive agreement with Philips, the Company established a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of the Company’s TrendCare Continuous blood gas monitoring systems and IRMA SL intermittent testing blood analysis system. All sales made from the Company’s U.S. operations are denominated in U.S. dollars, and with the exception of sales to end-user customers in Germany (which are denominated in euros), all sales made from DML are denominated in British pounds sterling. The Company is currently reassessing its risk of exchange rate fluctuations on trade receivables due to changing distribution relationships and methods precipitated by the termination of the Company’s exclusive agreement with Philips. The Company plans to minimize exposure to currency risk due to fluctuations between the exchange rates for the British pound sterling and the euro by offsetting euro denominated payment obligations with euro denominated receipts to the full extent possible. The Company anticipates that any remaining exposure due to euro denominated sales will not be material, as related sales are not expected to comprise a significant portion of the Company’s total sales.

The effect of foreign exchange rate fluctuations on the Company’s financial results for the years ended December 31, 2002, 2001 and 2000 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk. Because foreign exchange exposure to these rate fluctuations increases as intercompany balances grow, the Company will continue to evaluate the need to initiate hedging programs to mitigate the impact on intercompany balances of changes in the exchange rate of the British pound sterling to the U.S. dollar. As settlement of the Company’s net intercompany receivable balance with its subsidiary is not expected in the foreseeable future, transaction gains or losses on intercompany balances are recorded as a separate component of shareholders’ equity. At December 31, 2002 and 2001, the Company had $3.3 million and $5.8 million, respectively, of net intercompany receivable balances giving rise to transaction gains or losses recorded in shareholders’ equity during these years.

The Company has outstanding borrowings under a bank loan which bears interest at a fluctuating rate tied to the bank’s base rate. The Company does not use derivative financial instruments to manage interest rate risk. The outstanding balance at December 31, 2002 under the bank loan was less than $42,000. Given the above, the Company’s exposure to interest rate risk on borrowings is not believed to be material. All other existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

The Company is also exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit retirement plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at December 31, 2002, reflecting a $1.6 million and $2 million increase in the plan’s underfunded status relative to December 31, 2001 and 2000, respectively. This occurred due to an environment of weaker investment performance in the global markets over the past two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). As a result, the Company’s balance sheet at December 31, 2002 reflects significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to 2001 and 2000. While the Company’s accrued retirement plan benefit liability and minimum pension liability are expected to decline over time relative to current levels as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company.

Item 8.    Financial Statements and Supplementary Data

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

Independent Auditors’ Report

The Board of Directors and Shareholders

Diametrics Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Diametrics Medical, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diametrics Medical, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Minneapolis, Minnesota

January 24, 2003

DIAMETRICS MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
Revenue:
Product revenue	$15,962,187	$23,888,928	$22,998,407
Other revenue	2,736,000	600,000	2,260,000

Total revenue	18,698,187	24,488,928	25,258,407

Cost of revenue	14,714,856	17,984,341	17,738,103

Gross profit	3,983,331	6,504,587	7,520,304

Operating expenses:
Research and development	4,772,775	5,137,974	4,962,348
Selling, general and administrative	5,379,967	4,944,599	5,300,918
Restructuring and other charges	886,744	—	—

	11,039,486	10,082,573	10,263,266

Operating loss	(7,056,155)	(3,577,986)	(2,742,962)

Interest income	86,441	323,490	787,396
Interest expense	(545,976)	(572,618)	(586,616)
Other expense, net	(15,326)	(48,785)	(105,435)

Net loss	$(7,531,016)	$(3,875,899)	$(2,647,617)

Basic and diluted net loss per common share	$(0.28)	$(0.14)	$(0.10)

Weighted average common shares outstanding	26,816,130	26,762,684	26,490,826

The accompanying notes are an integral part of these consolidated financial statements.

DIAMETRICS MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets

Current assets:
Cash and cash equivalents	$3,964,791	$7,654,845
Marketable securities	—	749,141
Accounts receivable, net of allowance for doubtful accounts of $25,825 in 2002 and $93,820 in 2001	1,090,480	4,556,865
Inventories	3,570,515	4,066,964
Prepaid expenses and other current assets	359,551	247,286

Total current assets	8,985,337	17,275,101

Property and equipment, net	4,458,740	6,178,805
Other assets, net	6,700	6,700

	$13,450,777	$23,460,606

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,203,965	$1,562,569
Accrued expenses	1,282,658	1,796,390
Deferred credits and revenue	—	1,750,000
Convertible senior secured fixed rate notes	7,300,000	—
Capital lease obligations and other borrowings	203,930	289,686

Total current liabilities	9,990,553	5,398,645

Long-term liabilities:
Long-term liabilities, excluding current portion	226,127	7,572,752
Accrued retirement plan benefit	2,563,201	960,300

Total liabilities	12,779,881	13,931,697

Shareholders’ equity:
Preferred stock, $.01 par value: 5,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value: 45,000,000 shares authorized, 27,165,336 and 26,802,687 shares issued and outstanding at December 31, 2002 and 2001, respectively	271,653	268,027
Additional paid-in capital	148,479,677	147,517,078
Accumulated deficit	(143,418,486)	(135,887,470)
Deferred compensation	(652,896)	—
Accumulated other comprehensive loss	(4,009,052)	(2,368,726)

Total shareholders’ equity	670,896	9,528,909

Commitments and contingencies (notes 8, 16, and 17)
	$13,450,777	$23,460,606

The accompanying notes are an integral part of these consolidated financial statements.

DIAMETRICS MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common stock	Additional paid-in capital	Accumulated deficit	Deferred compensation	Accumulated other comprehensive income (loss)	Total shareholders’ equity	Total comprehensive income (loss)
Balance, December 31, 1999	$257,785	$143,463,332	$(129,363,954)	$—	$(516,507)	$13,840,656

Net loss	—	—	(2,647,617)	—	—	(2,647,617)	$(2,647,617)
Foreign currency translation adjustment	—	—	—	—	(333,522)	(333,522)	(333,522)
Minimum pension liability	—	—	—	—	(511,900)	(511,900)	(511,900)

Comprehensive loss for the year ended December 31, 2000	—	—	(2,647,617)	—	(845,422)	—	$(3,493,039)

Issued common stock under employee stock purchase plan	190	107,743	—	—	—	107,933
Exercise of options to common stock	3,134	1,332,694	—	—	—	1,335,828
Exercise of warrants to common stock	6,023	2,387,490	—	—	—	2,393,513

Balance, December 31, 2000	267,132	147,291,259	(132,011,571)	—	(1,361,929)	14,184,891

Net loss	—	—	(3,875,899)	—	—	(3,875,899)	$(3,875,899)
Foreign currency translation adjustment	—	—	—	—	(385,522)	(385,522)	(385,522)
Minimum pension liability	—	—	—	—	(621,275)	(621,275)	(621,275)

Comprehensive loss for the year ended December 31, 2001	—	—	(3,875,899)	—	(1,006,797)	—	$(4,882,696)

Issued common stock under employee stock purchase plan	360	106,575	—	—	—	106,935
Exercise of options to common stock	535	119,244	—	—	—	119,779

Balance, December 31, 2001	268,027	147,517,078	(135,887,470)	—	(2,368,726)	9,528,909

Net loss	—	—	(7,531,016)	—	—	(7,531,016)	$(7,531,016)
Foreign currency translation adjustment	—	—	—	—	106,438	106,438	106,438
Minimum pension liability	—	—	—	—	(1,746,764)	(1,746,764)	(1,746,764)

Comprehensive loss for the year ended December 31, 2002	—	—	(7,531,016)	—	(1,640,326)	—	$(9,171,342)

Stock issued under restricted stock plan	3,299	821,412	—	(824,711)	—	—
Amortization of deferred compensation under restricted stock plan	—	—	—	171,815	—	171,815
Issued stock in lieu of cash compensation	—	58,455	—	—	—	58,455
Issued common stock under employee stock purchase plan	284	67,768	—	—	—	68,052
Exercise of options to common stock	43	14,964	—	—	—	15,007

Balance, December 31, 2002	$271,653	$148,479,677	$(143,418,486)	$(652,896)	$(4,009,052)	$670,896

The accompanying notes are an integral part of these consolidated financial statements.

DIAMETRICS MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(7,531,016)	$(3,875,899)	$(2,647,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,054,275	2,408,285	2,157,034
Other noncash charges	883,000	196,506	(102)
Changes in operating assets and liabilities:
Accounts receivable	3,466,385	2,125,264	108,544
Inventories	496,449	213,270	(163,886)
Prepaid expenses and other current assets	(112,265)	150,120	(112,070)
Accounts payable	(358,604)	(836,418)	(39,563)
Accrued expenses	(513,732)	(118,019)	(607,845)
Deferred credits and revenue	(1,750,000)	749,635	(4,104,849)

Net cash provided by (used in) operating activities	(3,365,508)	1,012,744	(5,410,354)

Cash flows from investing activities:
Purchases of property and equipment	(732,893)	(1,124,411)	(3,437,775)
Purchases of marketable securities	—	(4,319,091)	(18,230,499)
Proceeds from maturities of marketable securities	749,141	9,851,711	23,287,747
Other	6,500	(1,100)	4,261

Net cash provided by investing activities	22,748	4,407,109	1,623,734

Cash flows from financing activities:
Principal payments on borrowings and capital lease obligations	(278,467)	(522,862)	(370,679)
Proceeds from borrowings	31,240	487,310	115,846
Net proceeds from issuance of common stock	141,515	226,714	3,837,274

Net cash provided by (used in) financing activities	(105,712)	191,162	3,582,441

Effect of exchange rate changes on cash and cash equivalents	(241,582)	(387,874)	(150,279)

Net increase (decrease) in cash and cash equivalents	(3,690,054)	5,223,141	(354,458)

Cash and cash equivalents at beginning of year	7,654,845	2,431,704	2,786,162

Cash and cash equivalents at end of year	$3,964,791	$7,654,845	$2,431,704

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$545,976	$572,618	$586,616

Supplemental disclosure of noncash investing and financing activities:
The Company entered into capital lease obligations for equipment of $114,846 during the year ended December 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business.    Diametrics Medical, Inc., along with its subsidiary (“the Company”), is a medical device company engaged in the development, manufacture and commercialization of critical care blood and tissue analysis systems which provide immediate or continuous diagnostic results at the point-of-patient care.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems (“Philips”), a division of Royal Philips Electronics, for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries, for sale of these products. The Company continues to sell disposable cartridges, sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Portal measurement module as a component of Philips’ Blood Analysis Portal System. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc., a Johnson & Johnson company (“Codman”), under an exclusive distribution agreement entered into effective October 1, 1998. Additionally, the Company distributes its products to the veterinary market through direct end-user sales and regional distributors.

Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and Diametrics Medical, Ltd. (“DML”), its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation/Transactions.    The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders’ equity. Also recorded as translation adjustments in shareholders’ equity are transaction gains and losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net loss, but have not been material in any of the years presented.

Cash and Cash Equivalents.    The Company considers highly liquid debt instruments purchased with an original maturity of 90-days or less to be cash equivalents. At December 31, 2002, cash and cash equivalents consist mainly of money market funds and municipal bonds.

Marketable Securities.    Investments in marketable debt securities are classified as held to maturity and are stated at amortized cost, which approximates estimated fair value.

Concentration of Credit Risk.    Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables. The Company’s revenues and related accounts receivable balances from 2000 to 2002 have reflected a concentration of activity with Philips, the Company’s exclusive global distributor from mid 1999 through October 2002 for the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems. As of December 31, 2002 and 2001, outstanding accounts receivable with Philips represented 70% and 95%, respectively, of total outstanding accounts receivable, and revenue from Philips represented 92%, 90% and 82% of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively. Creditworthiness and account payment status is routinely monitored and collateral is not required. With the termination of the Company’s exclusive agreement with Philips, and the resulting expansion of its distribution channels, the Company expects future sales and related accounts receivable balances to reflect a lower concentration of sales to Philips.

Sources of Supply.    The majority of the raw materials and purchased components used to manufacture the Company’s products are readily available. Many of these raw materials and components are purchased from single sources due to technology, price, quality or other considerations. Some of these single-sourced components are manufactured to the Company’s design and specifications. Most of these items, however, may be sourced from other suppliers, often after a requalification process. Sourcing from alternative suppliers in some cases may require product design or software changes to accommodate variations from the original components. In the event that the Company’s supply of critical raw materials or components was interrupted due to the time required to requalify materials or components or modify product designs, the Company’s ability to manufacture the related product in desired quantities and in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers to coordinate product plans and the transition to replacement components for obsolete parts.

Inventories.    Inventories are stated at the lower of cost or market using the first in, first out method. Reserves for slow moving and obsolete inventories are provided based upon current and expected future product sales and the expected impact of product transitions or modifications.

Property and Equipment.    Property and equipment and purchased software are recorded at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of 2 to 7 years for equipment and furniture and the term of the underlying lease for leasehold improvements. Costs of computer software to be sold are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and are amortized over a three-year estimated product life pro-ratably with projected sales over that period. Maintenance and repairs are expensed as incurred.

Revenue Recognition.    The Company recognizes revenue upon its shipment of product to its distributors and direct customers or, in the case of trial instruments and monitors placed directly with customers, upon the customer’s acceptance of the product. The Company’s sales terms to its distributors and direct customers provide no right of return outside of the Company’s standard warranty policy discussed below under “Product Warranty,” and payment terms consistent with industry standards apply. Sales terms and pricing extended to the Company’s distributors and direct customers are governed by the respective distribution agreements and contracts, together with binding purchase orders for each transaction. Most of the Company’s sales from November 1999 (after the inception of the Company’s distribution partnership with Philips) through 2002 have been to Philips, totaling 92% of total sales in 2002, and 90% and 82% in 2001 and 2000, respectively. Future sales are expected to reflect a lower concentration of sales to Philips as the Company expands its distribution channels.

Research and Development.    Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred, with the exception of software costs incurred after the technological feasibility of a software product to be sold has been established. Such software costs are capitalized and amortized in accordance with SFAS 86, discussed under “Property and Equipment” above. Research and development funds earned by the Company under the Philips exclusive agreement (which ceased with the termination of that agreement effective November 1, 2002), are recorded as a reduction of the development costs incurred, and have ranged between $1.7 million and $2.2 million annually over the last three years.

Net Loss Per Common Share.    Basic earnings per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company’s common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	December 31,
	2002	2001	2000
Common stock options	3,802,255	2,556,518	2,422,141
Common stock warrants	1,201,667	1,406,667	1,414,667
Convertible senior secured fixed rate notes	869,047	869,047	869,047
Restricted stock	329,885	—	—

Product Warranty.    The Company, in general, warrants its new hardware and operating system software products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Provisions are made for the estimated cost of maintaining product warranties for the hardware, software and disposable products based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. These estimates are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. Warranty provisions and claims for the years ended December 31 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Balance at end of period
2002	$30,000	$26,353	$(26,353)	$30,000
2001	30,000	34,172	(34,172)	30,000
2000	30,000	34,597	(34,597)	30,000

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

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates primarily relate to the assessment of required accounts receivable and inventory valuation allowances, the fair value of long-lived assets, accounting for foreign currency translation and transactions and defined benefit retirement plan funding and accounting. Actual results could differ from those estimates.

Stock Based Compensation.    The Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of Financial Accounting Standards Board

(“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated below:

	2002	2001	2000
Net loss as reported	$(7,531,016)	$(3,875,899)	$(2,647,617)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,321,385)	(1,595,026)	(2,052,058)

Net loss pro forma	$(9,852,401)	$(5,470,925)	$(4,699,675)

Basic and diluted net loss per share as reported	$(0.28)	$(0.14)	$(0.10)
Basic and diluted net loss per share pro forma	$(0.37)	$(0.20)	$(0.18)

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.

The per share weighted-average fair value of options granted under the Company’s 1990 Stock Option Plan was $2.39, $2.94 and $7.03 as of December 31, 2002, 2001 and 2000, respectively. The per share weighted-average fair value of options granted under the Company’s 1993 Directors’ Stock Option Plan was $2.99, $2.81 and $4.79 as of December 31, 2002, 2001 and 2000, respectively. These per share values were determined using the Black Scholes option-pricing model with the following assumptions: annualized volatility of 91.53%, 85.20% and 77.94% for 2002, 2001 and 2000, respectively; risk-free interest rate of 3.76% in 2002, 4.56% in 2001 and 5.9% in 2000; an expected life of five years for the 1990 Stock Option Plan for each year, and for the 1993 Directors’ Stock Option Plan, five years for 2002 and three years for both 2001 and 2000.

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

Defined Benefit Retirement Plan Funding.    The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance.

Reclassifications.    Certain 2001 and 2000 amounts have been reclassified from prior reported balances to conform to the 2002 presentation.

New Accounting Pronouncements.    In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective January 1, 2003 and the Company will apply its provisions prospectively.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company has evaluated SFAS No. 148 and has adopted its disclosure provisions for the year ended December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim or annual periods ending after December 15, 2002. The required disclosures applicable to the Company are included under “Product Warranty” in note 1.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt the provisions of this interpretation for financial statements issued after December 31, 2002. The Company is currently evaluating the impact of the adoption of this interpretation on its financial statements.

(2)	GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

At December 31, 2002, the Company had negative working capital of approximately $1 million, a decrease of approximately $12.9 million from the working capital of $11.9 million reported at December 31, 2001. The decrease was impacted primarily by the reclassification of $7.3 million of Convertible Senior Secured Fixed Rate Notes due August 4, 2003 from long-term to current liabilities and an increase in net loss before depreciation and amortization and other noncash charges of approximately $4.6 million.

The Company incurred net losses of $7,531,016, $3,875,899 and $2,647,617 for the years ended December 31, 2002, 2001 and 2000, respectively, and has incurred net losses since inception. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. Cash and marketable securities decreased by approximately $4.4 million during 2002 to $4 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its businesses as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. In addition to these measures, however, the Company will be required to raise additional capital during 2003 in order to sustain and fund its operations.

The Company is currently actively pursuing several alternatives for raising additional capital, including the issuance of debt or equity securities and strategic partner funding. The full principal balance of the Company’s $7.3 million Convertible Senior Fixed Rate Notes becomes due August 4, 2003. The Company is currently discussing with the note holders a potential extension of the notes under modified terms. If the note holders do not elect to extend the due date or exercise the conversion option at a price of $8.40 per share, the Company plans to refinance the notes with debt or equity to the extent cash flows from operations or partnering activities are not sufficient to retire the notes. There is no assurance that the Company will be able to refinance the notes or be able to refinance under favorable terms. Additionally, the Company has engaged the Seidler Companies to assist in its efforts to secure partners for strategic alliances and to raise additional capital. Through December 31, 2002, the Company raised approximately $149 million through the public and private sales of its equity securities and the issuance of convertible promissory notes. The issuance of equity related instruments to raise funding and achieve an extension of the notes is limited, however, to the level of the Company’s remaining unissued and available authorized shares, currently approximating 11.7 million shares. The Company’s inability to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting in May 2003 may negatively affect the Company’s future ability to raise equity funding.

The Company’s long-term capital requirements will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to refinance or extend the due date for its notes, raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

(3)	INVENTORIES

	December 31,
	2002	2001
Raw materials	$1,178,555	$1,739,134
Work-in-process	737,741	1,130,307
Finished goods	1,654,219	1,197,523

	$3,570,515	$4,066,964

(4)	PROPERTY AND EQUIPMENT

	December 31,
	2002	2001
Manufacturing equipment	$8,084,771	$7,725,234
Laboratory fixtures and equipment	2,165,355	1,897,190
Data equipment and furniture	3,951,663	3,680,745
Leasehold improvements	3,673,064	3,338,138
Purchased software	647,963	1,212,593
Tooling	2,739,033	2,586,469
Demonstration instruments	1,638,100	1,612,885
Equipment-in-progress	416,715	847,196

	23,316,664	22,900,450
Less accumulated depreciation and amortization	(18,857,924)	(16,721,645)

	$4,458,740	$6,178,805

(5)	ACCRUED EXPENSES

	December 31,
	2002	2001
Employee compensation	$758,784	$1,338,895
Other	523,874	457,495

	$1,282,658	$1,796,390

(6)	DEFERRED CREDITS AND REVENUE

	December 31,
	2002	2001
Deferred research and development funding	$—	$1,666,667
Other deferred	—	83,333

	$—	$1,750,000

The Company’s exclusive distribution agreement with Philips provided for prepaid funding of research and development costs through October 31, 2002. These prepayments were recognized over the periods earned.

(7)	BORROWINGS

	December 31,
	2002	2001
Long-term debt:
Convertible senior secured fixed rate notes	$7,300,000	$7,300,000
Notes payable and bank loan	41,092	171,688

	7,341,092	7,471,688
Less current portion of long-term debt	(7,341,092)	(161,771)

	$—	$7,309,917

On August 4, 1998, the Company issued Convertible Senior Secured Fixed Rate Notes with proceeds aggregating $7,300,000. Interest on the Convertible Senior Secured Fixed Rate Notes is payable quarterly in arrears, at 7% per annum. The full principal balance is due August 4, 2003. The notes are secured by the issued and outstanding shares of DML, 100% of which are owned by the Company.

The Convertible Senior Secured Fixed Rate Note agreements contain provisions, which in the event of a change in control of the Company, allow the note holders to require the Company to repurchase all or a portion of the holders’ notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest. In addition, the note agreements contain provisions under which the note holders may convert the notes into shares of Common Stock of the Company at a conversion price of $8.40 per share, subject to adjustment for the impact of certain transactions initiated by the Company that result in dilution of the note holders’ investment in the Company.

Amounts outstanding under notes payable were financed with DVI, Inc. and totaled $125,396 at December 31, 2001 and were fully paid by December 31, 2002. Principal and interest payments were required in monthly installments at varying amounts through September 2002. The annual interest rates for the notes ranged from 10.1% to 10.95%. The amount outstanding under the bank loan totals $41,092 and $46,292 at December 31, 2002 and 2001, respectively, bears interest at a fluctuating rate equal to the bank’s base rate plus 2.25%, and matures on September 25, 2003. All related borrowings are secured by equipment. See also note 14.

(8)	LEASES

The Company is obligated under equipment capital leases that expire at various dates during the next three years. The lease agreements are secured by the related equipment and require principal and interest payments in monthly installments through December 2005, at annual rates ranging from 9.67% to 14.23%. The capital lease for the manufacturing equipment is with DVI, Inc. See also note 14. The gross amount included in property and equipment and related accumulated amortization relating to capital leases is as follows:

	December 31,
	2002	2001
Manufacturing equipment	$537,414	$481,542
Data equipment and furniture	114,846	—
Laboratory fixtures and equipment	20,520	20,520

	672,780	502,062
Less accumulated amortization	(104,670)	(40,715)

	$568,110	$461,347

The present value of future minimum capital lease payments is as follows:

Year ending December 31:
2003	$209,800
2004	203,500
2005	74,205

Total minimum lease payments	487,505
Less amount representing interest	(98,540)

Present value of minimum capital lease payments	388,965
Less current portion of capital lease obligations	(162,838)

Capital lease obligations, excluding current portion	$226,127

(9)	STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

The Company’s 1990 Stock Option Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance awards for the purchase or issuance of up to 5,200,000 shares of common stock to Company employees and consultants.

In July 2002, the Compensation Committee of the Company’s Board of Directors approved retention agreements for certain of the Company’s key employees. The agreements became effective August 1, 2002 and provide for the grant under the 1990 Stock Option Plan of 329,885 restricted shares of the Company’s Common Stock as an incentive to the employees to remain in the employ of the Company and put forth maximum efforts for the success of the Company. The shares vest and the restrictions lapse with respect to 50% of the shares on August 1, 2003, and with respect to the remaining 50% of the shares on August 1, 2004, provided the employee remains employed by the Company. The fair value of the restricted shares on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The deferred compensation will be recognized ratably over the two-year vesting period. Compensation expense related to these shares was $171,815 in 2002.

Additionally, the 1993 Directors’ Stock Option Plan provides grants to non-employee directors of the Company of non-qualified stock options to purchase up to an aggregate of 467,500 shares of common stock.

Under the plans, the option price is equal to the fair value on the date of grant. Under the 1990 Stock Option Plan, options become exercisable over varying periods and terminate up to ten years from the date of grant. Under the 1993 Directors’ Stock Option Plan, initial grants of options to new directors become exercisable over a three-year period and terminate ten years from the date of grant. Subsequent annual grants to directors vest six months after the date of grant. At December 31, 2002, 126,507 and 68,338 shares were available for grant under the 1990 Stock Option Plan and 1993 Directors’ Stock Option Plan, respectively.

Summarized below is the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during those years:

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
1990 Stock Option Plan
Outstanding at beginning of year	2,256,225	$6.19	2,212,568	$6.45	2,292,079	$5.50
Granted	1,402,500	3.32	324,000	4.22	284,000	11.80
Exercised	(4,350)	3.45	(53,550)	2.35	(280,236)	4.14
Expired	(184,413)	6.47	(226,793)	6.85	(83,275)	6.23

Outstanding at end of year	3,469,962	5.02	2,256,225	6.19	2,212,568	6.45

Options exercisable at year-end	1,793,524	6.06	1,576,100	5.92	1,572,067	5.57

1993 Directors’ Stock Option Plan
Outstanding at beginning of year	300,293	$6.02	209,573	$6.88	204,162	$6.17
Granted	32,000	4.14	124,000	4.92	57,334	8.80
Exercised	—	—	—	—	(33,119)	5.34
Expired	—	—	(33,280)	7.36	(18,804)	7.78

Outstanding at end of year	332,293	5.84	300,293	6.02	209,573	6.88

Options exercisable at year-end	277,793	5.88	191,293	6.26	191,573	6.77

The following table summarizes information concerning stock options outstanding and exercisable options at December 31, 2002 for the above plans:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 1.90 - 4.00	621,500	9.5	$ 2.12	54,250	$ 3.45
4.01 - 5.00	1,607,106	6.8	4.32	693,606	4.58
5.01 - 6.00	560,798	5.9	5.59	407,323	5.59
6.01 - 7.00	543,718	2.6	6.15	541,343	6.15
7.01 - 8.00	155,182	5.3	7.73	142,594	7.73
8.01 - 9.00	70,287	5.4	8.26	70,287	8.26
9.01 - 10.00	42,500	5.3	9.67	42,250	9.68
11.01 - 12.00	200,164	6.3	12.00	119,164	12.00
12.01 - 13.00	1,000	7.2	12.63	500	12.63

	3,802,255	6.4	5.09	2,071,317	6.04

In connection with certain financing and marketing arrangements entered into since the Company’s inception, the Company has granted stock purchase warrants for the purchase of common stock. The stock purchase warrants become exercisable over varying periods and expire up to ten years from the date of grant. Warrant holders exercised warrants for the purchase of 686,550 shares during 2000, which exceeded the number of related shares of common stock issued by the Company by 84,283 shares. This occurred due to cashless exercise provisions in certain of the warrant agreements that allowed the warrant holders to purchase shares of the Company’s common stock by surrendering warrants valued at the then current market value of the common stock. Stock warrants outstanding under these arrangements are summarized as follows:

	2002		2001		2000
	Shares	Exercise price per share	Shares	Exercise price per share	Shares	Exercise price per share
Outstanding at beginning of year	1,406,667	$4.53 - 8.40	1,414,667	$4.53 - 8.40	2,121,217	$1.72 - 8.40
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(686,550)	1.72 - 6.75
Expired	(205,000)	4.53 - 5.06	(8,000)	5.00	(20,000)	5.25

Outstanding at end of year	1,201,667	6.00 - 8.40	1,406,667	4.53 - 8.40	1,414,667	4.53 - 8.40

Warrants exercisable at year-end	1,201,667	6.00 - 8.40	1,406,667	4.53 - 8.40	1,414,667	4.53 - 8.40

(10)	EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an employee stock purchase plan (the “Plan”) effective July 3, 1995, under which 400,000 shares of common stock are available for sale to employees. The Plan enables all employees, after an initial 90-day waiting period, to contribute up to 10 percent of their wages toward the purchase of the Company’s common stock at 85 percent of the lower of fair market value for such shares on the first or last business day of each quarter.

Participant elections resulted in the issuance of 28,414 shares at an average price per share of $2.40 in 2002, 35,971 shares at an average price per share of $2.97 in 2001, and 19,044 shares at an average price per share of $5.67 in 2000.

(11)	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for its U.S. employees. U.S. employees of the Company who meet certain age and service requirements may contribute up to 20 percent of their salaries to the plan on a pre-tax basis. The Company has the discretion to match employee contributions $.50 for each $1.00 contributed by an employee up to a maximum company contribution of $1,000 per year. The matching contributions in 2002, 2001 and 2000 totaled $47,624, $55,714 and $51,390, respectively.

As part of its acquisition of DML in November 1996, the Company assumed sponsorship of the subsidiary’s contributory defined benefit retirement plan (the “Retirement Plan”), covering the majority of the subsidiary’s employees. The Retirement Plan provides benefits based upon final pensionable salary and years of credited service. The Company’s funding policy for the Retirement Plan is to contribute into a trust fund at a rate that is intended to remain at a level percentage of total pensionable payroll. The assets of the Retirement Plan are held separately from those of the Company and invested in the London and Manchester Secure Growth Fund, Balanced Mixed Fund, High Equity Mixed Fund and a small holding in the Deposit and Property Funds. A portion of the Retirement Plan assets are also invested in the Scottish Equitable Funds.

Contributions to the Retirement Plan are charged to expense so as to provide for the cost of the pensions over the employees’ working lives with the Company. The contributions are determined by a qualified actuary on the basis of a valuation using the “attained age” valuation method.

The following provides a reconciliation of the projected benefit obligation, plan assets and funded status of the Retirement Plan at December 31, along with the components of net periodic pension cost for each year presented:

	2002	2001
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$5,961,135	$5,873,855
Service cost	403,790	426,240
Interest cost	345,680	319,680
Plan participants’ contributions	92,645	99,500
Actuarial (gain) loss	126,666	(506,694)
Benefits paid	(82,232)	(96,805)
Foreign currency exchange rate changes	664,208	(154,641)

Projected benefit obligation at end of year	$7,511,892	$5,961,135

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,599,255	$4,912,570
Actual loss on plan assets	(969,625)	(573,777)
Employer contribution	436,221	391,082
Plan participants’ contributions	92,645	99,500
Benefits paid	(82,232)	(96,805)
Foreign currency exchange rate changes	422,546	(133,315)

Fair value of plan assets at end of year	$4,498,810	$4,599,255

Funded status	$(3,013,082)	$(1,361,880)
Unrecognized actuarial loss	3,362,100	1,567,035

Net amount recognized	$349,018	$205,155

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(2,563,201)	$(960,300)
Minimum pension liability	2,912,219	1,165,455

Net amount recognized	$349,018	$205,155

Rate assumptions:
Discount rate	5.60%	5.75%
Rate of salary progression	3.30%	3.50%
Long-term rate of return on assets	8.00%	8.00%

	Years ended December 31,
	2002	2001	2000
Components of Net Periodic Benefit Cost
Service cost	$403,790	$426,240	$404,320
Interest cost	345,680	319,680	290,320
Expected return on plan assets	(388,890)	(371,520)	(389,120)
Recognized net actuarial loss	65,560	57,600	—

	$426,140	$432,000	$305,520

(12)	INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

As of December 31, 2002 the Company had U.S. tax net operating loss and research and development tax credit carryforwards of approximately $124,921,000 and $1,490,000, respectively. Should a cumulative “change in ownership” occur within a three-year period, use of the Company’s net operating loss carryforwards may be limited. If not used, net operating loss carryforwards begin to expire in 2005 at the following amounts each year:

Year ending December 31:
2005	$500,000
2006	1,900,000
2007	4,300,000
2008	13,600,000
2009	11,800,000
Thereafter through 2022	92,800,000

Total net operating loss carryforwards	$124,900,000

The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $50,398,000 which can be carried forward indefinitely, subject to review by the governmental taxing authority.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31:

	2002	2001
Tax credits	$1,490,000	$1,386,000
Federal net operating loss carryforward	46,221,000	44,710,000
Foreign net operating loss carryforward	16,631,000	15,525,000
Deferred revenue	—	401,000
Fixed asset depreciation	597,000	321,000
Amortization of goodwill	517,000	576,000
Accrued expenses	129,000	173,000
Other differences	405,000	97,000
Valuation allowance	(65,990,000)	(63,189,000)

Net deferred tax asset	$—	$—

The provision for income taxes differs from the expected tax expense, computed by applying the federal corporate rate of 34% to earnings before income taxes as follows:

	2002	2001	2000
Expected federal benefit	$(2,561,000)	$(1,318,000)	$(900,000)
State tax, net of federal benefit	(132,000)	(93,000)	(104,000)
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,000)	(4,000)	(238,000)
Other, net	(106,000)	(103,000)	(241,000)
Increase in valuation allowance	2,801,000	1,518,000	1,483,000

	$—	$—	$—

(13)	RESTRUCTURING AND OTHER CHARGES

During 2002, the Company implemented operational changes intended to better align its resources with its evolving strategy, improve efficiency, achieve a more competitive cost structure and contain costs. These changes involved work force reductions impacting 45 employees, including 27 positions in the Company’s U.K. subsidiary (26 in manufacturing and one in research and development) and 18 positions in the Company’s U.S. operations (eight in manufacturing, nine in research and development and one in general and administration). In addition to these changes, on April 18, the Company announced the resignation of its Chief Executive Officer and President effective June 1, 2002. Charges associated with the work force reductions and costs resulting from the executive officer resignation consisted primarily of severance and related costs amounting to approximately $887,000, accrued during the second and third quarters of 2002. The Company has paid approximately $725,000 of these costs through December 2002 and expects to pay an additional $162,000 in the first half of 2003. Projected savings associated with these changes approximate $1,800,000 on an annualized basis ($865,000 in both manufacturing and research and development and $70,000 in general and administration), and are currently expected to be reinvested to support further expansion of the Company’s marketing and distribution capabilities and other strategic initiatives. Realized costs savings in 2002 related to the work force reductions were in line with management’s expectations and approximated $547,000, $445,000 and $51,000 in cost of revenue, research and development and selling, general and administrative expenses, respectively.

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

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the Common Stock Purchase Agreement and the related sale of Convertible Senior Secured Fixed Rate Notes. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease. See notes 7 and 8 for further detail on the Convertible Senior Secured Fixed Rate Notes and capital lease.

Two of the Company’s distributors, Philips and Codman, are shareholders of the Company. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of that agreement, Philips maintains a nonexclusive right to sell the Company’s disposable cartridges, sensors and related accessories to its existing customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Blood Analysis Portal measurement module as a component of Philips’ Blood Analysis Portal System. In connection with the termination of the exclusive agreement, Philips elected to make a cash payment to the Company in 2002 of approximately $2.7 million in lieu of minimum product purchase requirements. This payment is reflected as “other revenue” on the Company’s Statement of Operations for the year ended December 31, 2002. Additionally, as a result of the change in its relationship with Philips and changes in its distribution relationships and methods, the Company recognized charges to cost of revenue in 2002 of approximately $1.2 million for excess instrument component inventory. This charge was based on an assessment of the amount of completed hardware products in finished goods inventory or otherwise expected to be available to the Company from other sources relative to projected sales requirements. Sales to Philips and Codman, including non product sales, were approximately

$17.5 million, $23.1 million and $22.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Outstanding accounts receivable with these parties represented 71% and 98% of total outstanding accounts receivable as of December 31, 2002 and 2001, respectively. Revenues and related accounts receivable balances for both periods were primarily concentrated with Philips.

(15)	BUSINESS SEGMENT INFORMATION

The Company develops, manufactures and markets blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care. The Company’s blood and tissue analysis systems consist of two technology platforms. The first platform includes intermittent blood testing products based on electrochemical sensor technology, and the second platform includes continuous monitoring products based on fiberoptic sensor technology. From November 1999 through October 31, 2002, the Company’s products were sold primarily to acute care hospitals via exclusive third-party distribution channels including corporate partners strategically positioned to access worldwide markets. As more fully described under note 1, effective November 1, 2002, the Company markets and distributes its products through its direct sales force in the United States, the United Kingdom and Germany, and globally through nonexclusive third-party distributors. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman, under an exclusive distribution agreement. The Company’s disposable cartridges and sensors for the intermittent and continuous monitoring technology platforms, respectively, are manufactured at the Company’s facilities. Hardware components of both technology platforms are sub-contracted to outside vendors with portions of the hardware assembly performed internally at the Company’s facilities. Both technology platforms are subject to similar regulatory monitoring by the United States Food and Drug Administration and comparable agencies in other countries. The Company’s long term outlook for the two technology platforms is that with increased sales volumes, they will exhibit similar financial performance in terms of sales trends and gross margins. Based upon the above, the Company has identified one reportable operating segment consisting of medical diagnostic products which provide blood and tissue analysis at the point-of-patient care.

Information regarding the Company’s operations in different geographies for the years ended December 31 is as follows:

	2002	2001	2000
Sales to unaffiliated customers
Germany	$11,420,389	$18,517,416	$17,338,465
United States	6,541,294	5,212,462	6,219,310
Japan	11,306	262,895	883,299
All other foreign countries	725,198	496,155	817,333

	$18,698,187	$24,488,928	$25,258,407

Long-lived assets
United States	$2,351,587	$3,963,314	$4,770,092
United Kingdom	2,107,153	2,215,491	2,566,191

	$4,458,740	$6,178,805	$7,336,283

Sales attributed to geographic areas are based upon customer location. Long-lived assets consist of property and equipment located at the Company’s facilities in the United States and the United Kingdom.

Sales to Philips represented 92%, 90% and 82% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

(16)	COMMITMENTS

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. Rent expense included in the accompanying consolidated statements of operations was $848,232, $863,828 and $896,526 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following is a schedule of future minimum rental payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases:

Year ending December 31:
2003	$798,309
2004	419,909
2005	208,346
2006	75,838
2007	9,484

Total minimum lease payments	$1,511,886

(17)	LEGAL PROCEEDINGS

There are no legal proceedings pending, threatened against or involving the Company, which, in the opinion of management, will have a material adverse effect upon consolidated results of operations or financial condition.

(18)	QUARTERLY RESULTS OF OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenue	$5,462,874	$5,275,931	$6,045,196	$1,914,186
Gross profit	1,457,595	1,322,434	1,700,048	(496,746)
Operating loss	(947,988)	(2,009,751)	(1,060,263)	(3,038,153)
Net loss	(1,058,991)	(2,130,588)	(1,175,188)	(3,166,249)
Net loss per common share	(0.04)	(0.08)	(0.04)	(0.12)

2001
Revenue	$5,715,894	$6,127,674	$6,262,823	$6,382,537
Gross profit	1,314,741	1,674,814	1,705,822	1,809,210
Operating loss	(1,091,893)	(945,337)	(841,612)	(699,144)
Net loss	(1,127,900)	(1,026,951)	(924,591)	(796,457)
Net loss per common share	(0.04)	(0.04)	(0.03)	(0.03)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Registrant

The information contained under the heading “Election of Directors” in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on May 22, 2003, which definitive Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2002 (the “Proxy Statement”), is incorporated herein by reference.

Executive Officers of the Registrant

See Part I, Item 1 of this Report for information on Executive Officers of the Company.

The information contained under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference, except that, pursuant to Item 402(a)(8) of Regulation S-K, the subsections under “Executive Compensation” entitled “Report of Compensation Committee on Executive Compensation” and “Comparative Stock Performance” provided in response to paragraphs (k) and (l) of Item 402 are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

The information contained under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated by reference.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was carried out of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls.

Subsequent to the date of management’s evaluation, there were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Diametrics Medical, Inc. and Independent Auditors’ Report are filed as part of this Report on pages 28 through 47.

Independent Auditors’ Report

Consolidated Statements of Operations for each of the years in the three-year period ended  December 31, 2002

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for each of the years  in the three-year period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended  December 31, 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule of Diametrics Medical, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Diametrics Medical, Inc.

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of the Company (as amended)	(8)

3.2	Bylaws of the Company (as amended)	(7)

4.1	Form of Certificate for Common Stock	(1)

10.1	Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General Partnership, and the Company	(5)

10.2	Amendments, dated June 15, 1999, to Real Property Lease Agreements dated July 31, 1996, between Commers-Klodt, a Minnesota General Partnership, and the Company	(7)

10.3*	1990 Stock Option Plan, as amended and restated	(9)

10.4*	1993 Directors’ Stock Option Plan, as amended and restated	(8)

10.5*	1995 Equalizing Director Stock Option Plan	(2)

10.6	1995 Employee Stock Purchase Plan (as revised and restated)	(8)

10.7	Common Stock Purchase Agreement, dated June 30, 1998, between the Company and the Purchasers named therein	(3)

10.8	Form of Stock Purchase Warrant, dated August 4, 1998	(3)

Exhibit No.	Description	Method of Filing
10.9	Note Purchase Agreement, dated August 4, 1998, between the Company and the Purchasers named therein	(3)

10.10	Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003	(3)

10.11	Distribution Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Professional, Inc.	(4)

10.12	Put Option and Stock Purchase Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Development Corporation	(4)

10.13	Form of Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and its executive officers	(4)

10.14	Form of Severance Pay Agreement (in the event of Termination Without Cause) dated July 31, 1998, between the Company and its executive Officers	(4)

10.15	Distribution Agreement, dated June 6, 1999, between the Company and Hewlett-Packard Company	(6)

10.16	Common Stock Purchase Agreement, dated June 6, 1999, between the Company and Hewlett-Packard Company	(6)

10.17	Stock Purchase Warrant, dated effective as of June 28, 1999	(6)

10.18	Separation Agreement and Release, dated April 17, 2002, between the Company and David T. Giddings	(9)

10.19*	Form of Retention Agreement, dated August 1, 2002, between the Company and certain of its executive officers	(10)

21	List of Subsidiaries	Filed herewith

23	Consent of KPMG LLP	Filed herewith

24	Powers of Attorney (included in signature page of Report)	Filed herewith

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act	Filed herewith

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration Number 33-78518) (the “Registration Statement”).

(2)	Incorporated by reference to the Company’s 1995 Annual Report on Form 10-K.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(5)	Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 23, 1999.

(7)	Incorporated by reference to the Company’s 1999 Annual Report on Form 10-K.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2002.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by the Company during the fourth quarter of the year ended December 31, 2002.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Shareholders

Diametrics Medical, Inc.:

Under date of January 24, 2003, we reported on the consolidated balance sheets of Diametrics Medical, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital, recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Minneapolis, Minnesota

January 24, 2003

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Foreign currency exchange rate changes	Deductions		Balance at end of period
Allowance for doubtful accounts:
2002	$93,820	$—	$—	$(67,995	)*	$25,825
2001	153,750	—	—	(59,930	)*	93,820
2000	200,000	15,000	—	(61,250	)*	153,750

Inventory reserve:
2002	$502,079	$1,298,750	$54,164	$(172,676	)**	$1,682,317
2001	564,822	351,232	(11,974)	(402,001	)**	502,079
2000	374,797	371,371	(24,936)	(156,410	)**	564,822

*	Trade accounts receivable written off against the allowance for doubtful accounts.
**	Excess, slow moving or obsolete inventory written off against the inventory reserve.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on March 31, 2003.

DIAMETRICS MEDICAL, INC.

By	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2003.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David B. Kaysen and Laurence L. Betterley, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 2002 of Diametrics Medical, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Name	Title

/s/ DAVID B. KAYSEN David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ LAURENCE L. BETTERLEY Laurence L. Betterley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JILL M. NUSSBAUM Jill M. Nussbaum	Corporate Controller (Principal Accounting Officer)

/s/ ANDRÉ DE BRUIN André de Bruin	Director and Chairman of the Board

/s/ GERALD L. COHN Gerald L. Cohn	Director

/s/ CARL S. GOLDFISCHER Carl S. Goldfischer, M.D.	Director

/s/ ROY S. JOHNSON Roy S. Johnson	Director

/s/ MARK B. KNUDSON Mark B. Knudson, Ph.D.	Director

Certification of Chief Executive Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, David B. Kaysen, certify that:

1.	I have reviewed this annual report on Form 10-K of Diametrics Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID B. KAYSEN
David B. Kaysen
Chief Executive Officer
March 31, 2003

Certification of Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Laurence L. Betterley, certify that:

1.	I have reviewed this annual report on Form 10-K of Diametrics Medical, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LAURENCE L. BETTERLEY
Laurence L. Betterley
Chief Financial Officer
March 31, 2003

EXHIBIT INDEX

Exhibit No.	Description
21	List of Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney (included in signature page of Report)

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act

99.2	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002