Form 10-Q
period 2003-03-31
DIAMETRICS MEDICAL INC
filed 2003-05-15
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003, 27,182,732 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2002
Net revenue	$2,176,667	$5,462,874

Cost of revenue	1,757,746	4,005,279

Gross profit	418,921	1,457,595

Operating expenses:
Research and development	1,131,506	1,221,637
Selling, general and administrative	2,048,493	1,183,946

Total operating expenses	3,179,999	2,405,583

Operating loss	(2,761,078)	(947,988)

Other expense, net	(129,543)	(111,003)

Net loss	$(2,890,621)	$(1,058,991)

Basic and diluted net loss per common share	$(0.11)	$(0.04)

Weighted average number of common shares outstanding	26,835,451	26,804,451

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,452,794	$3,964,791
Accounts receivable	1,105,979	1,090,480
Inventories	3,491,589	3,570,515
Prepaid expenses and other current assets	224,501	359,551

Total current assets	6,274,863	8,985,337

Property and equipment	23,419,843	23,316,664
Less accumulated depreciation and amortization	(19,157,729)	(18,857,924)

	4,262,114	4,458,740

Other assets	6,700	6,700

	$10,543,677	$13,450,777

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,347,954	$1,203,965
Accrued expenses	1,090,598	1,282,658
Convertible senior secured fixed rate notes	—	7,300,000
Capital lease obligations and other borrowings	198,860	203,930

Total current liabilities	2,637,412	9,990,553

Long-term liabilities:
Long-term liabilities, excluding current portion	7,508,512	226,127
Accrued retirement plan benefit	2,563,201	2,563,201

Total liabilities	12,709,125	12,779,881

Shareholders' equity (deficit):
Common stock, $.01 par value: 45,000,000 authorized, 27,182,732 and 27,165,336 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	271,827	271,653
Additional paid-in capital	148,489,706	148,479,677
Accumulated deficit	(146,309,107)	(143,418,486)
Deferred compensation	(549,807)	(652,896)
Accumulated other comprehensive loss	(4,068,067)	(4,009,052)

Total shareholders' equity (deficit)	(2,165,448)	670,896

	$10,543,677	$13,450,777

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,890,621)	$(1,058,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396,511	541,640
Restricted common stock issued in lieu of cash compensation/other	103,089	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(15,499)	(121,255)
Inventories	78,926	(849,890)
Prepaid expenses and other current assets	135,050	(89,795)
Accounts payable	143,989	(6,160)
Accrued expenses	(192,060)	(569,315)
Deferred credits and revenue	—	(583,333)

Net cash used in operating activities	(2,240,615)	(2,739,099)

Cash flows from investing activities:
Purchases of property and equipment	(188,393)	(57,673)
Proceeds from maturities of marketable securities	—	749,141
Other	—	2,000

Net cash provided by (used in) investing activities	(188,393)	693,468

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(62,056)	(115,316)
Net proceeds from the issuance of common stock	10,203	90,593

Net cash used in financing activities	(51,853)	(24,723)

Effect of exchange rate changes on cash and cash equivalents	(31,136)	(71,755)

Net decrease in cash and cash equivalents	(2,511,997)	(2,142,109)
Cash and cash equivalents at beginning of period	3,964,791	7,654,845

Cash and cash equivalents at end of period	$1,452,794	$5,512,736

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,527	$135,739

Supplemental disclosure of noncash investing and financing activities:

The Company entered into capital lease obligations for equipment of $39,371 during the quarter ended March 31, 2003.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s accounting policy on the recognition of research and development funding, which is also described in the Company’s Form 10-K, is no longer considered a critical accounting policy in 2003 as the Company’s recognition of funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. No other changes to the Company’s critical accounting policies have been made during the quarter ended March 31, 2003.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	LIQUIDITY

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

At March 31, 2003, the Company had working capital of $3,637,451, an increase of $4,642,667 from the working capital reported at December 31, 2002. The increase is impacted primarily by the reclassification as of March 31, 2003 of $7.3 million of Convertible Senior Secured Fixed Rate Notes from current to long-term liabilities, as a result of the extension effective April 7, 2003 of the due date of the notes from August 4, 2003 to August 4, 2005.

The Company incurred net losses of $2,890,621 and $1,058,991 for the three months ended March 31, 2003 and 2002, respectively, and has incurred net losses since inception. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. Cash and marketable securities decreased by approximately $2.5 million during the three months ended March 31, 2003 to approximately $1.5 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its businesses as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. In addition to these measures, however, the Company will be required to raise additional capital during 2003 in order to sustain and fund its operations.

On April 7, 2003, the Company completed a renegotiation of the terms of its $7.3 million, 7% Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005 (see note 8, “Convertible Senior Secured Fixed Rate Notes”). Additionally, on May 12, 2003, the Company completed the sale in a private placement of 15,000 shares of Series E Convertible Preferred Stock, at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1,500,000 (see note 12, “Subsequent Event”). Proceeds from this interim financing are expected to meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue significant business alternatives for raising additional capital, including funding from strategic alliances, which may potentially include the sale of segments of the business. The Company’s issuance of equity related instruments to raise funding is currently limited to the level of the Company’s remaining unissued and available authorized shares, currently approximating 6.3 million shares. Upon receipt of shareholder approval for an increase in the Company’s authorized shares of common stock at its upcoming annual meeting on May 22, 2003, the Company may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet the Company’s funding requirements. The Company has engaged the Seidler Companies to assist in its efforts to secure partners for strategic alliances and to raise additional capital. Through March 31, 2003, the Company raised approximately $149 million through the public and private sales of its equity securities and the issuance of convertible promissory notes. If the Company is unable to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting on May 22, its future ability to raise equity funding may be negatively affected.

The Company received a Nasdaq Staff Determination on April 25, 2003, indicating that the Company’s common stock was subject to delisting from the Nasdaq SmallCap Market based upon the Company’s failure to comply with the minimum common stock market value requirement. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the delisting decision. The request for a hearing will postpone the delisting of the Company’s securities, pending the Panel’s decision. There can be no assurance the Panel will grant the Company’s request for continued listing. If the Company is unsuccessful in its appeal, trading of its common stock is expected to be conducted in an over-the-counter market established for securities that do not meet Nasdaq listing requirements. Trading of the Company’s common stock in an over-the-counter market may attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

The Company’s long-term capital requirements will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

(3)	NET LOSS PER COMMON SHARE

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

	March 31,
	2003	2002
Common stock options	3,802,255	2,832,618
Common stock warrants	1,201,667	1,326,667
Convertible senior secured fixed rate notes	869,047	869,047
Restricted stock	329,885	—

(4)	COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,890,621)	$(1,058,991)
Change in cumulative translation adjustment	(59,015)	(116,151)

Comprehensive loss	$(2,949,636)	$(1,175,142)

(5)	INVENTORIES

	March 31, 2003	December 31, 2002
Raw materials	$968,275	$1,178,555
Work-in-process	730,433	737,741
Finished goods	1,792,881	1,654,219

	$3,491,589	$3,570,515

(6)	STOCK BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-

based employee compensation, the Company’s net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(2,890,621)	$(1,058,991)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$(369,431)	$(584,704)

Net loss pro forma	$(3,260,052)	$(1,643,695)

Basic and diluted net loss per share as reported	(0.11)	(0.04)
Stock-based compensation expense	(0.01)	(0.02)

Basic and diluted net loss per share pro forma	(0.12)	(0.06)

No stock options were granted under the Company’s stock option plans during the three months ended March 31, 2003. The per share weighted-average fair value of options granted under the Company’s stock option plans for the three months ended March 31, 2002 was $3.04, determined using the Black Scholes option-pricing model with the following assumptions: annualized volatility of 91.53%, risk-free interest rate of 3.76%, an expected option life of five years and no dividends.

(7)	PRODUCT WARRANTY

The Company, in general, warrants its new hardware and operating system software products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Provisions are made for the estimated cost of maintaining product warranties for the hardware, software and disposable products based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. These estimates are evaluated on an ongoing basis to ensure the adequacy of the warranty reserve. Warranty provisions and claims for the three months ended March 31, 2003 and 2002 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Balance at end of period
2003	$30,000	1,400	(1,400)	$30,000
2002	$30,000	6,185	(6,185)	$30,000

(8)	CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to

August 4, 2005. In exchange for the extension of repayment, the Company reduced the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of Common Stock at an exercise price of $.94 per share. The warrants become exercisable over a one-year period starting April 7, 2004, and fully vest by April 7, 2005. The amended note agreements also provide that 50% of the net proceeds in excess of $10 million obtained from the Company’s issuance of any equity securities prior to August 4, 2005 be used to pay down the principal balance of the notes.

As the extension of the $7.3 million notes was completed prior to the Company’s required filing of this quarterly report on Form 10-Q with the Securities and Exchange Commission on May 15, 2003, the Company reclassified the $7.3 million debt balance as of March 31, 2003 from current to long-term liabilities. The Company will be required in the second quarter ended June 30, 2003 to record a gain or loss, as appropriate, on the modification of the debt.

(9)	DEFERRED COMPENSATION

In July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective August 1, 2002, provides for a cash bonus and restricted stock grants for certain key employees who remain employed by the Company for at least one year from the plan’s effective date. The stock grants consisted of the issuance of an aggregate of 329,885 shares of restricted common stock to 14 key employees. The fair value of the common stock on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The deferred compensation will be recognized as expense ratably over the two-year vesting period. Expense associated with the cash bonus approximates $400,000, and is being accrued and recognized over a one-year vesting period. Compensation expense of approximately $167,000 was recognized during the three months ended March 31, 2003, in connection with the cash bonus and restricted stock grants.

(10)	RELATED PARTY TRANSACTIONS

In August 1998, the Company issued Convertible Senior Secured Fixed Rate Notes, with proceeds aggregating $7,300,000, which were used to retire other debt of the Company. The investor group was led by BCC Acquisition II LLC. Effective April 7, 2003, the Company and the note holders completed a modification of the terms of the notes, including a two-year extension of repayment of the notes to August 4, 2005 and a reduction in the conversion price for $6,900,000 of the notes from $8.40 to $3.51 per share. Additionally, the note holders received five-year warrants for 4,255,837 shares of the Company’s common stock, at an exercise price of $.94 per share.

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease. As of March 31, 2003, the outstanding balance of the capital lease was approximately $245,000.

Two of the Company’s distributors, Philips and Codman, are shareholders of the Company. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003, and discussed further under

“Management’s Discussion and Analysis of Results of Operations and Financial Condition,” Philips maintains a nonexclusive right to sell the Company’s disposable cartridges, sensors and related accessories to its existing customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Blood Analysis Portal measurement module as a component of Philips’ Blood Analysis Portal System. Sales to Philips and Codman for the three months ended March 31, 2003 and 2002 were approximately $1.2 million and $5.2 million, respectively. Outstanding accounts receivable with these parties represented 44% and 71% of total outstanding accounts receivable as of March 31, 2003 and December 31, 2002, respectively.

(11)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company has evaluated SFAS No. 148 and has adopted its disclosure provisions. (See note 6, “Stock Based Compensation”).

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. The Company is required to adopt the provisions of this interpretation for financial statements of interim and annual periods ending after December 15, 2002. The required disclosures applicable to the Company are included under note 7 “Product Warranty.”

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt the provisions of this interpretation for financial statements issued after December 31, 2002. The Company has evaluated the impact of the adoption of this interpretation on its financial statements and has concluded that it did not have an effect on its financial statements for the three months ended March 31, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the measurement and allocation of revenue from sales undertakings to deliver more than one product or service. The Company is required to adopt the provisions of EITF 00-21 for revenue arrangements entered into after June 15, 2003, and is currently analyzing the expected impact on its financial statements.

(12)	SUBSEQUENT EVENT

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million, 7% Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. (See note 8, “Convertible Senior Secured Fixed Rate Notes” and note 10, “Related Party Transactions”).

On May 12, 2003, the Company completed the sale in a private placement of 15,000 shares of Series E Preferred Stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1,500,000. Each share of Preferred Stock is convertible at any time into shares of the Company’s common stock at a conversion price equal to 88% of the volume weighted average trading price of the Company’s common stock for the five consecutive trading days immediately preceding the conversion date, subject to a maximum and minimum conversion price of $.75 per share and $.35 per share, respectively. The purchasers also received five-year warrants to purchase 735,000 shares of common stock at $.35 per share. The warrants are exercisable at any time after all shares of the Preferred Stock are converted into shares of the Company’s common stock. The Company plans to file a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the underlying shares of common stock that are subject to conversion of the Preferred Stock and exercise of the warrants. Proceeds from this interim financing are expected to meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue significant business alternatives for raising additional capital.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s accounting policy on the recognition of research and development funding, which is also described in the Company’s Form 10-K, is no longer considered a critical accounting policy in 2003 as the Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. No other changes to the Company’s critical accounting policies have been made during the quarter ended March 31, 2003.

The Company’s discussion and analysis of results of operations and financial condition include forward- looking statements, which may include statements regarding the Company’s expectations about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties. Actual results may differ materially from the Company’s expectations depending on a variety of important factors, including, but not limited to such factors as the Company’s ability to raise an adequate level of capital to fund its operations; market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company’s fiscal year ended December 31, 2002. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

Summary

Diametrics Medical, Inc., which began operations in 1990, is engaged in the development, manufacture and commercialization of blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care.

Since its commencement of operations in 1990, the Company has transitioned from a development stage company to a full-scale development, manufacturing, sales and marketing organization located in Roseville, Minnesota and High Wycombe, England. As of March 31, 2003, the primary funding for the operations of the Company has been approximately $149 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of these products. As of March 31, 2003, the Company has expanded its direct sales organization to 11 sales personnel and clinical application specialists based in the United States, the United Kingdom and Germany, with future additions dependent upon the rate and timing of sales growth. Further, the Company has expanded its global distribution network with the appointment of 20 third-party distributors primarily addressing markets in Europe, the Far East and the Middle East. The Company continues to sell disposable cartridges, sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004 (more fully discussed below). The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman under an exclusive distribution agreement entered into effective October 1, 1998. Additionally, the Company distributes its products to the veterinary market through direct end-user sales and regional distributors.

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

On April 10, 2003, the Company and Philips signed an amendment to the exclusive distribution agreement between the parties, clarifying certain rights and obligations of the parties subsequent to the termination of the exclusive agreement effective November 1, 2002. Under the terms of the amendment, Philips will continue to have the nonexclusive right to sell the Company’s intermittent testing cartridges, TrendCare sensors and related accessories to Philips’ existing customer base and support the Company’s products in that base through October 31, 2004. Philips’ sales and support rights may be transitioned to the Company prior to October 31, 2004 on a territory-by-territory basis under mutual agreement. Under the amendment, the Company will also continue to manufacture the Portal measurement module for Philips’ nonexclusive distribution as a component of Philips’ Portal System through October 31, 2004. The Company also has nonexclusive rights to sell the Portal System. Additionally, the amendment provides the Company with the option to purchase from Philips unused inventory of the Company’s IRMA and TrendCare hardware products previously sold to Philips at quantities determined by the Company. Available instrument inventory (from completed hardware products in finished goods inventory or otherwise expected to be available to the Company through purchase from Philips) will reduce the Company’s inventory purchases and production requirements in 2003.

The Company’s revenue from Philips for the three months ended March 31, 2003 and 2002 comprised 48% and 92%, respectively, of total revenue. From the initiation of the exclusive agreement with Philips in mid 1999 through October 31, 2002, revenue from Philips included product purchases by Philips to meet sales demand of its end-user customers and to fulfill its internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments and royalties under the distribution agreement. As a result, the level of the Company’s sales to Philips during the three-year period ended October 31, 2002 is not indicative of

Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips during the three year period ended October 31, 2002.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue was $2,176,667 for the three months ended March 31, 2003, compared to $5,462,874 for the same period in the prior year, a decrease of 60%. The decline in revenue was primarily due to the termination of the exclusive distribution agreement with Philips and the Company’s resulting transition to its new distribution and direct sales force channel model. The transition had a negative impact on the volume of instrument sales during this year’s first quarter, but positively impacted average selling prices as a higher concentration of sales were made to direct end-user customers rather than distributors. Instrument revenues and related unit sales declined 83% and 92%, respectively, for the three months ended March 31, 2003, compared to the same period in the prior year. Disposable cartridge and sensor revenue declined 4%, while related unit sales increased 3%. The increase in disposable unit sales during the quarter relative to the revenue decline occurred due to a higher mix of intermittent testing cartridge sales, which carry a lower average selling price than continuous monitoring sensors. Higher average selling prices for disposable cartridges and sensors partially offset the impact of the increased mix of cartridge sales. The larger decrease in instrument unit sales relative to the revenue decline primarily reflects a shift in the mix of intermittent testing instrument sales from the lower priced Portal measurement module to the higher priced IRMA SL analyzer, and also an increase in average instrument selling prices. Intermittent testing products represented 66% of total revenue for the three months ended March 31, 2003, compared to 59% for the comparable period in 2002. Continuous monitoring products comprised the remaining revenue in each period.

The Company’s sales to Philips and Codman comprised approximately 53% and 94% of total revenue for the three months ended March 31, 2003 and 2002, respectively. Due to the significant purchases of the Company’s products by Philips, and to a lesser extent, Codman, for their internal use in the sales process and to meet minimum purchase commitments, Philips’ and Codman’s sales to their end-user customers are estimated to be approximately 50% of the Company’s product sales related to those distributors over the approximate three-year period ended October 31, 2002.

For the three months ended March 31, 2003, intermittent testing products revenue was comprised of 74% disposable cartridge revenue and 26% instrument related revenue. Continuous monitoring products revenue was comprised of 64% disposable sensor revenue and 36% instrument related revenue. The Company’s revenues are affected principally by the number of instruments, consisting of continuous monitoring instruments, IRMA SL analyzers and Portal measurement modules and accessories, sold to distributors and direct customers, the extent to which the distributors sell the Company’s instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of March 31, 2003, the Company has sold approximately 13,500 instruments. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Revenue. Cost of revenue totaled $1,757,746, or 81% of revenue for the three months ended March 31, 2003, compared to $4,005,279 or 73% of revenue for the same period last year. The increase in cost of revenue as a percentage of total revenue was primarily impacted by a significant reduction in the mix of instrument sales to total sales, as instrument sales generally carry higher margins than sales of disposable cartridges and sensors. Partially offsetting the impact of lower instrument revenue was a reduction in overhead costs of approximately $220,000, stemming from manufacturing work force reductions in the second and third quarters of 2002. These savings, along with improvements in disposable cartridge yields and increased production volumes, helped produce reductions in cartridge unit manufacturing costs. Also partially offsetting the negative impact of a reduction in instrument sales volumes was an increase in average selling prices for the Company’s products, as a result of the Company’s expansion of its distribution channels.

Operating Expenses. Research and development expenditures totaled $1,131,506 for the three months ended March 31, 2003, a 7% reduction compared to $1,221,637 for the three months ended March 31, 2002. The decline in expense was primarily impacted by work force reductions in the second and third quarters of 2002 and other spending reductions stemming from cost containment measures initiated in the last half of 2002. Realized cost savings during the three months ended March 31, 2003 related to research and development work force reductions approximated $220,000, and were in line with management’s expectations. The cost savings related to work force reductions and other spending reductions were partially mitigated by the impact of the recognition in last year’s first quarter of research and development funding from Philips of $500,000, and no funding recognition in this year’s first quarter. The Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips.

Selling, general and administrative expenses totaled $2,048,493 for the three months ended March 31, 2003, compared to $1,183,946 for the same period in 2002. The 73% increase in expense between periods was primarily impacted by the establishment during the fourth quarter 2002 of a direct sales force and increased marketing activities stemming from the termination of the exclusive agreement with Philips.

Restructuring charges associated with work force reductions in 2002 and costs resulting from the resignation effective June 1, 2002 of the Company’s Chief Executive Officer and President consisted primarily of severance and related costs amounting to approximately $887,000, accrued during the second and third quarters of 2002. The Company has paid approximately $819,000 of these costs through March 2003 and expects to pay the remaining $68,000 in the second quarter of 2003.

Other Income (Expense). Net other expense totaled $129,543 for the three months ended March 31, 2003, compared to $111,003 for the same period in 2002. The Company realized interest income of $7,486 for the three months ended March 31, 2003, compared to $32,237 for the same period in 2002. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $138,527 for the three months ended March 31, 2003, compared to $135,739 for the same period in 2002. The period-to-period increase in interest expense primarily reflects the impact of higher average interest rates on capital lease debt entered into in late 2002 and early 2003.

Net Loss. The net loss for the three months ended March 31, 2003 was $2,890,621, compared to $1,058,991 for the same period in 2002, an increase of 173%. The primary contributors to the increase in net loss were a reduction in instrument revenue and an increase in selling, general and administrative expenses, both stemming from the termination of the exclusive agreement with Philips and the Company’s transition to its new distribution and direct sales force channel model.

The Company anticipates that the termination of the exclusive agreement with Philips and its resulting transition to expanded distribution channels will adversely affect the Company’s financial performance in the near term. Annual 2003 revenues are expected to be below 2002 levels. The net loss in 2003 is expected to be greater than that of 2002, impacted by lower projected revenues and a significant increase in sales and marketing expenses. The Company expects second quarter 2003 revenues and net loss to be similar to or better than that of the first quarter. Quarterly revenues and net loss performance are expected to improve during the last half of 2003, as the new sales channels begin to show positive results. Projected revenue and earnings levels in 2003 are exclusive of any unusual or nonrecurring items, and will be primarily impacted by the rate of ramp-up and the effectiveness of the Company’s direct sales force and distributors and also by the timing and nature of new strategic alliances intended to be consummated during the year.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors pertaining to the Company’s consolidated financial statements for the year ended December 31, 2002 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of negative working capital at December 31, 2002, recurring losses and negative cash flows.

At March 31, 2003, the Company had working capital of $3,637,451, an increase of $4,642,667 from the working capital reported at December 31, 2002. The increase is impacted primarily by the reclassification as of March 31, 2003 of $7.3 million of Convertible Senior Secured Fixed Rate Notes from current to long-term liabilities, as a result of the extension effective April 7, 2003 of the due date of the notes from August 4, 2003 to August 4, 2005. A net loss before depreciation and amortization of approximately $2.4 million and purchases of property and equipment of approximately $188,000 during the three months ended March 31, 2003 partially offset the impact of the increase in working capital.

The Company incurred net losses of $2,890,621 and $1,058,991 for the three months ended March 31, 2003 and 2002, respectively, and has incurred net losses since inception. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. Cash and marketable securities decreased by approximately $2.5 million during the three months ended March 31, 2003 to approximately $1.5 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its businesses as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. In addition to these measures, however, the Company will be required to raise additional capital during 2003 in order to sustain and fund its operations.

On April 7, 2003, the Company completed a renegotiation of the terms of its $7.3 million, 7% Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005 (see note 8, “Convertible Senior Secured Fixed Rate Notes”). Additionally, on May 12, 2003, the Company completed the sale in a private placement of 15,000 shares of Series E Convertible Preferred Stock, at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1,500,000 (see note 12 “Subsequent Event”). Proceeds from this interim financing are expected to meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue significant business alternatives for raising additional capital, including funding from strategic alliances, which may potentially include sale of segments of the business. The Company’s issuance of equity related instruments to raise funding is currently limited to the level of the Company’s remaining unissued and available authorized shares, currently approximating 6.3 million shares. Upon receipt of shareholder approval for an increase in the Company’s authorized shares of common stock at its upcoming annual meeting on May 22, 2003, the Company may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet the Company’s funding requirements. The Company has engaged the Seidler Companies to assist in its efforts to secure partners for strategic alliances and to raise additional capital. Through March 31, 2003, the Company raised approximately $149 million through the public and private sales of its equity securities and the issuance of convertible promissory notes. If the Company is unable to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting on May 22, its future ability to raise equity funding may be negatively affected.

The Company received a Nasdaq Staff Determination on April 25, 2003, indicating that the Company’s common stock was subject to delisting from the Nasdaq SmallCap Market based upon the Company’s failure to comply with the minimum common stock market value requirement. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the delisting decision. The request for a hearing will postpone the delisting of the Company’s securities, pending the Panel’s decision. There can be no assurance the Panel will grant the Company’s request for continued listing. If the Company is unsuccessful in its appeal, trading of its common stock is expected to be conducted in an over-the-counter market established for securities that do not meet Nasdaq listing requirements. Trading of the Company’s common stock in an over-the-counter market may attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

The Company’s long-term capital requirements will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Net cash used in operating activities totaled $2,240,615 for the three months ended March 31, 2003, compared to $2,739,099 for the same period in 2002. This was the result of net losses of $2,890,621 and $1,058,991 for these same periods in 2003 and 2002, respectively, adjusted by changes in operating assets and liabilities, primarily accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $15,499 for the three months ended March 31, 2003, compared to a $121,255 increase for the same period in 2002. The increase during the first quarter 2003 was primarily impacted by increased sales in the quarter relative to the fourth quarter 2002. The increase for the same period in 2002 occurred in spite of a reduction in sales from the fourth quarter 2001 due to the timing of sales and related accounts receivable collections.

Inventories decreased $78,926 for the three months ended March 31, 2003, compared to an increase of $849,890 for the same period in 2002. The decrease in 2003 was primarily due to reduction in required disposable sensor raw material and instrument purchases, due to inventory availability, partially offset by an increase in cartridge finished goods inventory in preparation for second quarter sales demand. The increase in 2002 was primarily due to a ramp up of intermittent testing raw material inventories to facilitate second quarter production requirements for Portal measurement modules and IRMA analyzers. This was partially offset by a decline in continuous monitoring instrument inventory resulting from sales of these products during the quarter.

Accounts payable and accrued expenses decreased $48,071 and $575,475 on a combined basis for the three months ended March 31, 2003 and 2002, respectively. The reduction in 2003 primarily reflects payments for product purchase commitments and severance costs accrued at December 31, 2002, partially offset by a net increase in trade payables due to the timing of vendor payments. The reduction in 2002 primarily reflects the payment of employee incentive bonuses earned in the prior year and reduced payroll related accruals due to the timing of payments. The significantly smaller reduction in 2003 occurred primarily as a result of no accrual or payment of employee incentive bonuses for 2002 performance.

Deferred credits and revenue decreased $583,333 for the three months ended March 31, 2002, primarily representing the recognition of funding from Philips for research and development costs. No related activity occurred during the three months ended March 31, 2003, as the Company’s recognition of funding from Philips ceased as of November 1, 2002, with the termination of the exclusive agreement with Philips.

Net cash used in investing activities totaled $188,393 for the three months ended March 31, 2003, compared to $693,468 provided by investing activities for the three months ended March 31, 2002. Changes in cash flows from investing activities are typically affected primarily by the amounts and timing of equity or other funding and operating cash flow requirements, which affect the amount of cash available for the purchase and subsequent maturity of marketable securities. For 2003, the Company’s cash and investment balance consisted entirely of cash equivalents, and as a result, no proceeds from maturities of marketable securities occurred during the quarter. Purchases of property and equipment totaled $188,393 in 2003 and $57,673 in 2002. In 2003, the Company expects capital expenditures and new lease commitments to be below $400,000 for the year, primarily reflecting investments to support production, internal product requirements for the direct sales process and new product development.

Net cash used by financing activities totaled $51,853 and $24,723 for the three months ended March 31, 2003 and 2002, respectively. The period-to-period change was primarily impacted by a reduced amount of proceeds from employee stock plans, partially offset by a reduction in principal payments on borrowings.

At March 31, 2003, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $127 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2022 ($31.6 million between 2006 and 2009, and $92.8 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $51.6 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, DML, are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. From November 1999 through October 2002, most of the Company’s sales were made to the Company’s two global distribution partners, Philips and Codman, with sales denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. With the termination of the exclusive agreement with Philips, the Company established a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of the Company’s TrendCare Continuous blood gas monitoring systems and IRMA SL intermittent testing blood analysis system. All sales made from the Company’s U.S. operations are denominated in U.S. dollars and, with the exception of sales to end-user customers in Germany (which are denominated in euros), all sales made from DML are denominated in British pounds sterling. The Company is currently reassessing its risk of exchange rate fluctuations on trade receivables due to changing distribution relationships and methods precipitated by the termination of the Company’s exclusive agreement with Philips. The Company plans to minimize exposure to currency risk due to fluctuations between the exchange rates for the British pound sterling and the euro by offsetting euro denominated payment obligations with euro denominated receipts to the full extent possible. The Company anticipates that any remaining exposure due to euro denominated sales will not be material, as related sales are not expected to comprise a significant portion of the Company’s total sales.

The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. Over 99% of the Company’s debt balance as of March 31, 2003 bears interest at fixed rates, and is therefore not subject to exposure from fluctuating interest rates.

The Company is exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit retirement plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the plan’s valuation date of December 31, 2002, reflecting a $1.6 million increase in the plan’s underfunded status relative to the prior year. This occurred due to an environment of weaker investment performance in the global markets over the past two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan is expected to improve relative to current levels over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company.

There have been no material changes in market risk faced by the Company from what has been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was carried out of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in internal controls.

Subsequent to the date of management’s evaluation, there were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Method of Filing
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

b.	Reports on Form 8-K.

On January 10, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it received a notice from the Nasdaq Stock Market, indicating that the Company’s stock was subject to delisting from the Nasdaq National Market based upon the Company’s failure to comply with the minimum $10,000,000 stockholders’ equity requirement, as presented in a press release dated January 10, 2003.

On February 25, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it received approval from the Nasdaq Stock Market to transfer the listing of its securities from the Nasdaq National Market to the Nasdaq SmallCap Market, effective as of February 26, 2003, as presented in a press release dated February 25, 2003.

On March 6, 2003, the Company filed a Current Report on Form 8-K under Item 9 relating to the Company’s announcement of earnings results for the quarter and year ended December 31, 2002, as presented in a press release dated March 6, 2003.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ LAURENCE L. BETTERLEY
Laurence L. Betterley
Senior Vice President
and Chief Financial Officer
(and Duly Authorized Officer)

Dated: May 15, 2003

Certification of Chief Executive Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, David B. Kaysen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diametrics Medical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

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
May 15, 2003

Certification of Chief Financial Officer

Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002

I, Laurence L. Betterley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diametrics Medical, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

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
May 15, 2003