Form 10-Q
period 2003-06-30
DIAMETRICS MEDICAL INC
filed 2003-08-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, 27,204,705 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenue	$2,827,251	$5,275,931	$5,003,918	$10,738,805
Cost of revenue	2,197,889	3,953,497	3,955,635	7,958,776

Gross profit	629,362	1,322,434	1,048,283	2,780,029

Operating expenses:
Research and development	1,025,240	1,298,895	2,156,746	2,520,532
Selling, general and administrative	1,976,389	1,345,102	4,024,882	2,529,048
Restructuring and other charges	—	688,188	—	688,188

Total operating expenses	3,001,629	3,332,185	6,181,628	5,737,768

Operating loss	(2,372,267)	(2,009,751)	(5,133,345)	(2,957,739)
Interest income	3,199	21,733	10,685	53,970
Interest expense	(340,711)	(135,282)	(479,238)	(271,021)
Gain on modification of convertible notes	1,500,000	—	1,500,000	—
Other expense, net	(16,225)	(7,288)	(14,727)	(14,789)

Net loss	(1,226,004)	(2,130,588)	(4,116,625)	(3,189,579)
Beneficial conversion feature—preferred stock dividend (note 3)	(958,962)	—	(958,962)	—

Net loss available to common shareholders	$(2,184,966)	$(2,130,588)	$(5,075,587)	$(3,189,579)

Basic and diluted net loss per share available to common shareholders	$(0.08)	$(0.08)	$(0.19)	$(0.12)

Weighted average number of common shares outstanding	26,852,847	26,813,070	26,844,197	26,808,785

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,271,339	$3,964,791
Accounts receivable	1,160,447	1,090,480
Inventories	2,917,965	3,570,515
Prepaid expenses and other current assets	103,970	359,551

Total current assets	5,453,721	8,985,337

Property and equipment	20,641,368	23,316,664
Less accumulated depreciation and amortization	(16,544,820)	(18,857,924)

	4,096,548	4,458,740

Other assets	42,588	6,700

	$9,592,857	$13,450,777

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,288,248	$1,203,965
Accrued expenses	1,349,132	1,282,658
Convertible senior secured fixed rate notes	—	7,300,000
Capital lease obligations and other borrowings	195,601	203,930

Total current liabilities	2,832,981	9,990,553

Long-term liabilities:
Convertible senior secured fixed rate notes	5,193,213	—
Long-term liabilities, excluding current portion	169,064	226,127
Accrued retirement plan benefit	2,563,201	2,563,201

Total liabilities	10,758,459	12,779,881

Shareholders’ equity (deficit):
Preferred stock, $.01 par value: 5,000,000 authorized, 15,000 and no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	150	—
Common stock, $.01 par value: 60,000,000 authorized, 27,204,705 and 27,165,336 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	272,047	271,653
Additional paid-in capital	151,469,159	148,479,677
Accumulated deficit	(148,494,073)	(143,418,486)
Deferred compensation	(446,718)	(652,896)
Accumulated other comprehensive loss	(3,966,167)	(4,009,052)

Total shareholders’ equity (deficit)	(1,165,602)	670,896

	$9,592,857	$13,450,777

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,116,625)	$(3,189,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,737	1,037,610
Gain on modification of convertible notes	(1,500,000)	—
Accretion of convertible notes balance	193,213	—
Stock-based compensation	206,178	—
Loss (gain) on disposal of property and equipment	3,781	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(69,967)	(111,326)
Inventories	652,550	(389,018)
Prepaid expenses and other current assets	255,581	(195,558)
Accounts payable	84,283	(362,949)
Accrued expenses	66,474	(80,280)
Deferred credits and revenue	—	(1,083,333)

Net cash used in operating activities	(3,440,795)	(4,376,433)

Cash flows from investing activities:
Purchases of property and equipment	(331,298)	(287,911)
Proceeds from maturities of marketable securities	—	749,141
Other	—	2,000

Net cash provided by (used in) investing activities	(331,298)	463,230

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(104,763)	(175,340)
Debt extension costs	(40,194)	—
Net proceeds from the issuance of preferred stock	1,210,775	—
Net proceeds from the issuance of common stock	20,289	114,397

Net cash provided by (used in) financing activities	1,086,107	(60,943)

Effect of exchange rate changes on cash and cash equivalents	(7,466)	(82,603)

Net decrease in cash and cash equivalents	(2,693,452)	(4,056,749)
Cash and cash equivalents at beginning of period	3,964,791	7,654,845

Cash and cash equivalents at end of period	$1,271,339	$3,598,096

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,531	$271,021

Supplemental disclosure of noncash investing and financing activities:

-	The Company entered into capital lease obligations for equipment of $39,371 during the six months ended June 30, 2003.

-	As further described in note 3, effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes. The modified notes and associated warrants to purchase 4.3 million shares of common stock were recorded in the second quarter 2003 as debt and equity, respectively, at their respective fair values of $5 million and $800,000, and the $7.3 million carrying value of the original notes was retired.

-	As further described in note 4, effective May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to "net loss available to common shareholders."

-	During the three months ended June 30, 2003, the Company disposed of various obsolete assets in property and equipment with a recorded cost of $3,351,500 and accumulated depreciation of $3,347,719.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s accounting policy on the recognition of research and development funding, which is also described in the Company’s Form 10-K, is no longer considered a critical accounting policy in 2003 as the Company’s recognition of funding from Philips Medical Systems ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. During the quarter ended June 30, 2003, the Company identified a new critical accounting policy, “Accounting for Debt and Equity Instruments.” As discussed in notes 3 and 4, during the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Senior Secured Fixed Rate Notes and completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants. No other changes to the Company’s critical accounting policies have been made during the quarter ended June 30, 2003. The Company has, however, made changes to manage its exposure associated with future funding of its Retirement Plan, and has provided information on the financial impact of applying different assumptions to the valuation of the Retirement Plan, as further discussed under Item 3, “Quantitative and Qualitative Disclosure About Market Risk.”

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2)	SUBSEQUENT EVENT AND UNAUDITED PRO FORMA FINANCIAL STATEMENTS

On July 18, 2003, the Company announced that it had entered into an asset purchase agreement with International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation,

whereby ITC will acquire substantially all of the assets used in the operation of the Company’s intermittent testing business. Pursuant to the terms of the agreement, ITC will pay the Company approximately $5.2 million in cash, which may be adjusted downward if any purchase price adjustments are required, and assume certain liabilities, including up to $550,000 in trade payables. Of the $5.2 million cash payment, $780,000 will be placed in escrow by ITC for 180 days after the closing of the transaction to cover any shortfall in collected receivables or any indemnification claims. The asset sale is subject to customary closing conditions, including approval by the Company’s shareholders, and is expected to close in the third quarter of 2003. Based upon a review of SFAS No. 144, “Accounting for the Impairment of Long-lived Assets,” the Company has assessed the measurement date for the sale transaction as the date of shareholder approval, which, as noted, is expected to occur in the third quarter. Financial results for the Company’s intermittent testing business will be recorded as discontinued operations upon the receipt of shareholder approval for sale of that business through the date the sale transaction is closed. Proceeds from the sale of the Company’s intermittent testing business will be used to fund and grow the Company’s continuous monitoring business.

The following unaudited pro forma financial statements give effect to the sale of the Company’s intermittent testing business.

The unaudited pro forma consolidated balance sheet and statements of operations filed with this report are presented for illustrative purposes only. The pro forma balance sheet as of June 30, 2003 has been prepared to reflect the sale of the assets and liabilities of the Company’s intermittent testing business to ITC as if such sale had taken place on June 30, 2003, and is not necessarily indicative of the financial position of Diametrics Medical, Inc. had such sale occurred on that date. The pro forma results of operations for the six months ended June 30, 2003 and the year ended December 31, 2002 have been prepared assuming that the sale of the Company’s intermittent testing business occurred as of the beginning of each of these periods, and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the Company sold its intermittent testing business as of those dates. The pro forma financial statements, including notes thereto, should be read in conjunction with the historical financial statements of Diametrics Medical, Inc. included in the Company’s Form 10-K for the year ended December 31, 2002, and the unaudited financial statements included in this Form 10-Q for the quarter ended June 30, 2003.

The intermittent testing business is the primary operation of the Company’s U.S. entity located in Roseville, Minnesota, along with the Company’s corporate headquarters. The continuous monitoring business is the primary operation of the Company’s wholly-owned subsidiary located in the United Kingdom. Due to this separation, most amounts attributable to the intermittent testing business are readily identifiable. Costs of the U.S. field sales organization were allocated based on the estimated level of effort applied to sell the respective product lines. The payment received in lieu of product purchases from Philips in 2002 was not specifically attributable to products. Therefore, that amount was allocated based on the relative ratio of products purchased by Philips year-to-date in 2002, prior to making that payment.

Costs and expenses attributed to the intermittent testing business are specific, direct costs primarily associated with that business. As such, they do not reflect general corporate allocations or other non-direct cost savings that may occur as a result of the Company focusing its efforts exclusively on the continuous monitoring business going forward. The Company intends to make additional business changes, not reflected in the following pro forma financial statements, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

The following unaudited pro forma statements represent the June 30, 2003 balance sheet adjusted to reflect the sale of the assets and liabilities of the intermittent testing business to ITC as if such sale had taken place on June 30, 2003:

PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

(UNAUDITED)

		Pro Forma Adjustments
	Consolidated June 30, 2003	Net Assets To Be Sold/ Consideration Received		Other Adjustments		Pro Forma June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,271,339	$4,420,000	(a)	$(516,299	)(e)	$5,175,040
Accounts receivable	1,160,447	(843,911	)(b)	—		316,536
Amounts due from ITC	—	780,000	(d)	—		780,000
Inventories	2,917,965	(998,152	)(b)	—		1,919,813
Prepaid expenses and other current assets	103,970	(6,510	)(b)	—		97,460

Total current assets	5,453,721	3,351,427		(516,299)		8,288,849

Property and equipment, net	4,096,548	(1,737,942	)(b)	—		2,358,606

Other assets	42,588	—		—		42,588

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,288,248	$(347,536	)(b)	$120,000	(f)	$1,060,712
Accrued expenses	1,349,132	(30,000	)(b)	(416,728	)(e)	902,404
Capital lease obligations and other borrowings	195,601	—		—		195,601
Deferred gain	—	780,000	(d)	—		780,000

Total current liabilities	2,832,981	402,464		(296,728)		2,938,717

Long-term liabilities:
Convertible senior secured fixed rate notes	5,193,213	—		—		5,193,213
Long-term liabilities, excluding current portion	169,064	—		—		169,064
Accrued retirement plan benefit	2,563,201	—		—		2,563,201

Total liabilities	10,758,459	402,464		(296,728)		10,864,195

Shareholders’ equity (deficit):
Capital stock	272,197	—		(428	)(g)	271,769
Additional paid-in capital	151,469,159	—		(106,687	)(g)	151,362,472
Accumulated deficit	(148,494,073)	1,211,021	(c)	(228,497	)(h)	(147,511,549)
Deferred compensation	(446,718)	—		116,041	(g)	(330,677)
Accumulated other comprehensive loss	(3,966,167)	—		—		(3,966,167)

Total shareholders’ equity (deficit)	(1,165,602)	1,211,021		(219,571)		(174,152)

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Proceeds to be received at the closing of the sale of the Company’s intermittent testing business.

b)	Assets sold to and liabilities assumed by ITC under the asset purchase agreement.

c)	The net consideration to be received at closing of $4,420,000 less the net assets sold represents the pro forma gain at closing, assuming the transaction occurred on June 30, 2003.

d)	Fifteen percent of the total transaction consideration ($780,000) placed in escrow by ITC for 180 days after closing to fund indemnification obligations, if any, that arise. At the time amounts in escrow are released, the Company will recognize additional gain on the transaction.

e)	Includes payment at the closing date of accrued salaries, accrued vacation and accrued retention bonus in the amount of $416,728 earned by employees of the Company’s intermittent testing business that are either transferring to ITC or leaving Diametrics. The cash reduction also includes payment of severance totaling $99,571 for personnel reductions in the Company’s intermittent testing business which will occur as a result of the transaction.

f)	Accrual of estimated transaction related expenses including legal and accounting fees.

g)	Reflects the net impact, under the terms of the Company’s retention agreement, of a partial acceleration of vesting of restricted stock and cancellation of remaining unvested restricted stock and deferred compensation resulting from the transfer of certain employees of the Company’s intermittent testing business to ITC.

h)	Net impact of other adjustments.

The following pro forma and unaudited statement of operations for the six months ended June 30, 2003, represents the results of operations as if the sale to ITC occurred on December 31, 2002:

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Six Months Ended June 30, 2003
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Net revenue	$5,003,918	$(3,594,445)	$1,409,473
Cost of revenue	3,955,635	(2,709,334)	1,246,301

Gross profit	1,048,283	(885,111)	163,172

Operating expenses:
Research and development	2,156,746	(1,037,332)	1,119,414
Selling, general and administrative	4,024,882	(965,317)	3,059,565

Total operating expenses	6,181,628	(2,002,649)	4,178,979

Operating loss	(5,133,345)	1,117,538	(4,015,807)
Interest income	10,685	—	10,685
Interest expense	(479,238)	—	(479,238)
Other income, net	1,485,273	3,781	1,489,054

Net loss	(4,116,625)	1,121,319	(2,995,306)
Beneficial conversion feature—preferred stock dividend	(958,962)	—	(958,962)

Net loss available to common shareholders	$(5,075,587)	$1,121,319	$(3,954,268)

Basic and diluted net loss per common share	$(0.19)	$0.04	$(0.15)

Weighted average number of common shares outstanding	26,844,197	26,844,197	26,844,197

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.

b)	The Company intends to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

The following pro forma and unaudited statement of operations for the year ended December 31, 2002 represents the results of operations as if the sale to ITC occurred on December 31, 2001.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

(UNAUDITED)

	Year ended December 31, 2002
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$15,962,187	$(10,476,250)	$5,485,937
Other revenue	2,736,000	(1,851,858)	884,142

	18,698,187	(12,328,108)	6,370,079
Cost of revenue	14,714,856	(10,294,347)	4,420,509

Gross profit	3,983,331	(2,033,761)	1,949,570

Operating expenses:
Research and development	4,772,775	(2,529,765)	2,243,010
Selling, general and administrative	5,379,967	(1,184,349)	4,195,618
Restructuring and other charges	886,744	(698,374)	188,370

Total operating expenses	11,039,486	(4,412,488)	6,626,998

Operating loss	(7,056,155)	2,378,727	(4,677,428)
Interest income	86,441	—	86,441
Interest expense	(545,976)	—	(545,976)
Other expense, net	(15,326)	(10,100)	(25,426)

Net loss	$(7,531,016)	$2,368,627	$(5,162,389)

Basic and diluted net loss per common share	$(0.28)	$0.09	$(0.19)

Weighted average number of common shares outstanding	26,804,451	26,804,451	26,804,451

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.

b)	The Company intends to make additional business changes, not reflected in the amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

(3)	CONVERTIBLE SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. The warrants become exercisable over a one-year period starting April 7, 2004, and fully vest by April 7, 2005. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $193,213 was recorded in the second quarter 2003.

In August 2003, the note holders agreed to further amend the Note Purchase Agreement to defer the timing of interest payments on the notes for the first and second quarters of 2003, amounting to approximately $254,000, as well as increase their security position to include all unencumbered assets of the Company. The deferred interest will be paid in September 2003, with specific timing dependent upon the occurrence of certain events, but no later than September 30, 2003.

(4)	SERIES E CONVERTIBLE PREFERRED STOCK INTERIM FINANCING

On May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock at a price of $100 per share. The preferred stock is convertible at any time into the Company’s common stock at 88% of the volume weighted average trading price of the common stock for the five consecutive trading days before the conversion date, subject to a maximum and minimum conversion price of $.75 per share and $.35 per share, respectively. The preferred stock is callable by the Company during the first 12 months at the original purchase price plus a return of 2% per month from the date of investment, and 50% may be put back to the Company in the event of the Company’s completion of the sale of its intermittent testing business, at the original purchase price plus a return of 1% per month. Five-year warrants to purchase 735,000 shares of the Company’s common stock at $.35 per share were also issued in conjunction with the financing. The warrants are exercisable after the conversion of the preferred stock. The holders of the Series E preferred stock have the right to place a lien on the assets of the Company’s intermittent testing business if the sale of that business is not completed by September 19, 2003. Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 for the preferred stock and warrants, respectively, were recorded as equity in the second quarter 2003. The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $958,962 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the second quarter 2003.

(5)	LIQUIDITY

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

At June 30, 2003, the Company had working capital of $2,620,740, an increase of $3,625,956 from the working capital reported at December 31, 2002. The increase is impacted primarily by the reclassification as of March 31, 2003 of $7.3 million of Convertible Senior Secured Fixed Rate Notes from current to long-term liabilities, as a result of the extension effective April 7, 2003 of the due date of the notes from August 4, 2003 to August 4, 2005, and net proceeds of approximately $1.2 million from the Company’s Series E convertible preferred stock interim financing. A net loss before non-cash items of approximately $4.4 million and capital expenditures of $331,298 partially offset the impact of the increase in working capital.

The Company incurred net losses of $4,116,625 and $3,189,579 for the six months ended June 30, 2003 and 2002, respectively, incurred a net loss of $7,531,016 for the year ended December 31, 2002, and has incurred net losses since inception. The 2003 year-to-date net loss is net of a $1.5 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 3. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. The unfavorable financial impact of this transition on 2003 results, however, will be partially offset by the gain realized in the second quarter from the refinancing of the Company’s convertible notes and an expected reduction in the operating loss of the Company’s intermittent testing business and net gain stemming from the pending sale of that business.

Cash and marketable securities decreased by approximately $2.7 million during the six months ended June 30, 2003 to approximately $1.3 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its business as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. Proceeds from the expected sale in the third quarter 2003 of the Company’s intermittent testing business will increase the Company’s cash reserves, and the sale of this business will reduce the Company’s cash usage rate. The Company is also pursuing interim financing options to bridge it to completion of the sale of the intermittent testing business, if necessary. While the Company believes it will be successful in securing interim financing, there can be no assurance that adequate funds will be available or on acceptable terms. Once the transaction for the sale of the intermittent testing business closes, the Company expects proceeds from the sale to meet the Company’s funding requirements for support of its operations for approximately the next twelve months. This period could be shortened if the holders of the Company’s Series E convertible preferred stock elect to exercise their put option to sell up to 7,500 shares of the outstanding Series E convertible preferred stock back to the Company after completion of the sale of the intermittent testing business. The Company will be required to raise additional capital during this twelve month period in order to sustain and fund its operations over the long term. Such funding could include the issuance of additional equity or debt securities to the extent funding raised from other strategic business alternatives is not sufficient to meet the Company’s funding requirements. In May 2003, the Company received shareholder approval to increase its number of authorized shares of common stock by 15 million shares, enhancing the Company’s ability to pursue additional financing. As of June 30, 2003, the primary funding for the operations of the Company has been approximately $150 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

On July 1, 2003, the Company received a notice from the Nasdaq Stock Market indicating that, following a review of the appeal the Company presented on June 5, 2003, the Nasdaq Listing Qualifications Panel determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective with the open of business on Wednesday, July 2, 2003. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

(6)	NET LOSS PER COMMON SHARE

Basic earnings per share (“EPS”) is calculated by dividing net loss available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted average fair value of the Company’s common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive. The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	June 30,
	2003		2002
Common stock options	4,270,555		3,389,055
Common stock warrants	6,166,414		1,201,667
Convertible senior secured fixed rate notes	2,013,431		869,047
Convertible preferred stock	2,000,000	(1)	—
Restricted stock	329,885		—

(1)	Based upon a ceiling conversion rate of $.75 per share.

(7)	COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,226,004)	$(2,130,588)	$(4,116,625)	$(3,189,579)
Change in cumulative translation adjustment	101,900	128,605	42,885	12,454

Comprehensive loss	$(1,124,104)	$(2,001,983)	$(4,073,740)	$(3,177,125)

(8)	INVENTORIES

	June 30, 2003	December 31, 2002
Raw materials	$958,156	$1,178,555
Work-in-process	566,389	737,741
Finished goods	1,393,420	1,654,219

	$2,917,965	$3,570,515

(9)	STOCK-BASED COMPENSATION

The Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. No compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Actual net loss available to common shareholders	$(2,184,966)	$(2,130,588)	$(5,075,587)	$(3,189,579)
Pro forma stock-based compensation expense	$(404,869)	$(583,222)	$(774,300)	$(1,167,927)

Pro forma net loss available to common shareholders	$(2,589,835)	$(2,713,810)	$(5,849,887)	$(4,357,506)

Actual basic and diluted net loss per share	(0.08)	(0.08)	(0.19)	(0.12)
Pro forma stock-based compensation expense	(0.02)	(0.02)	(0.03)	(0.04)

Pro forma basic and diluted net loss per share	(0.10)	(0.10)	(0.22)	(0.16)

The per share weighted-average fair value of options granted under the Company’s stock option plans for both the three and six months ended June 30, 2003 was $.72, compared to $3.28 and $3.04 for the same periods in 2002, determined using the Black Scholes option-pricing model with the following assumptions: for both years, an expected life of five years and no dividends, and for 2003, an annualized volatility of 97.5% and a risk-free interest rate of 2.3%, and for 2002, an annualized volatility of 91.5% and a risk-free interest rate of 3.76%.

(10)	PRODUCT WARRANTY

The Company, in general, warrants its new hardware and operating system software products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Provisions are made for the estimated cost of maintaining product warranties for the hardware, software and disposable products based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. Evaluation of the reserve also includes consideration of other factors, including sales levels and types of warranty claims received. While warranty claims have not been material to the Company’s consolidated financial statements, the warranty reserve is evaluated on a quarterly basis to ensure its adequacy. Warranty provisions and claims for the six months ended June 30, 2003 and 2002 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Balance at end of period
2003	$30,000	27,760	(23,760)	$34,000
2002	$30,000	15,047	(15,047)	$30,000

(11)	DEFERRED COMPENSATION

In July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective August 1, 2002, provides for a cash bonus and restricted stock grants for certain key employees who remain employed by the Company for at least one year from the plan’s effective date. The stock grants consisted of the issuance of an aggregate of 329,885 shares of restricted common stock to 14 key employees. The fair value of the common stock on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The deferred compensation for the restricted stock grants will be recognized as expense ratably over the two-year vesting period. Expense associated with the cash bonus approximates $400,000, and is being accrued and recognized over a one-year vesting period. Compensation expense of approximately $424,000 was recognized during the six months ended June 30, 2003, in connection with the cash bonus and restricted stock grants.

(12)	RELATED PARTY TRANSACTIONS

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

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease. As of June 30, 2003, the outstanding balance of the capital lease was approximately $209,000.

Two of the Company’s distributors, Philips and Codman, are shareholders of the Company. Philips has an approximate 7% beneficial ownership interest (including outstanding warrants) in the Company, and Codman has an approximate 3% ownership interest. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003, and discussed further under “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” Philips maintains a nonexclusive right to sell the Company’s disposable cartridges, sensors and related accessories to its existing customer base through October 31, 2004. Philips also has a nonexclusive right through October 31, 2004 to distribute the Company’s Blood Analysis Portal measurement module as a component of Philips’ Blood Analysis Portal System. Sales to Philips and Codman for the six months ended June 30, 2003 and 2002 were approximately $1.9 million and $10.2 million, respectively. Outstanding accounts receivable with these parties represented 34% and 71% of total outstanding accounts receivable as of June 30, 2003 and December 31, 2002, respectively.

(13)	NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the measurement and allocation of revenue from sales undertakings to deliver more than one product or service. The Company is required to adopt the provisions of EITF 00-21 effective July 1, 2003. Sales of the Company’s hardware and disposable cartridges and sensors are priced and sold separately and have readily determined fair market values based upon sales histories of these products. As such, the hardware and disposable cartridges and sensors have stand-alone value to the customer. Sales to distributors and existing end-user customers are specifically priced for each product and have no right of return, except for standard warranty provisions. Revenue for these customers is recognized upon shipment of the products. As the Company implements its new sales distribution model, sales to new direct end-user customers will become a significant portion of total sales. Sales to these customers are similar to other sales, except these customers may require training on the products. This usually occurs during a product evaluation period completed prior to the customer making the purchase. Revenue for these sales transactions is recognized when the purchase is made at the end of the evaluation period. In the event more than an insignificant amount of post-sales training is required as part of the sale to an end-user customer, the Company will defer the greater of the relative fair value of that training or any contingent payments until the training is completed in accordance with EITF 00-21. Completion of the training is probable and under the Company’s control, so it should not result in a delay in the timing of revenue recognition for the hardware or disposable cartridges and sensors. Further, the relative fair value of the training bundled with a sales transaction can be readily determined based on prices charged to customers in sale transactions where service is not bundled. As the Company implements its new sales distribution model and expands its sales to new direct end-user customers, the impact of applying EITF 00-21 will become more evident, but the Company does not expect the application of EITF 00-21 to have a significant impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the impact of the adoption of SFAS No. 149 on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or dates or upon an event that is certain to occur. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of the adoption of SFAS No. 150, and has concluded that it did not have an effect on its financial statements for the three months ended June 30, 2003.

Item2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies”

and address revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company’s accounting policy on the recognition of research and development funding, which is also described in the Company’s Form 10-K, is no longer considered a critical accounting policy in 2003 as the Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. During the quarter ended June 30, 2003, the Company identified a new critical accounting policy, “Accounting for Debt and Equity Instruments.” As discussed in notes 3 and 4, during the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Senior Secured Fixed Rate Notes and completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants. No other changes to the Company’s critical accounting policies have been made during the quarter ended June 30, 2003. The Company has, however, made changes to manage its exposure associated with future funding of its Retirement Plan, and has provided information on the financial impact of applying different assumptions to the valuation of the Retirement Plan under Item 3, “Quantitative and Qualitative Disclosure About Market Risk.”

The Company’s discussion and analysis of results of operations and financial condition include forward-looking statements, which may include statements regarding the Company’s expectations about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties. Actual results may differ materially from the Company’s expectations depending on a variety of important factors, including, but not limited to such factors as the successful completion of the sale of the Company’s intermittent testing business; the Company’s ability to raise an adequate level of capital to fund its operations; market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-Q. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

Summary

Diametrics Medical, Inc. develops and manufactures critical care blood and tissue analysis systems that provide immediate or continuous diagnostic results at the point-of-patient care, rather than in laboratories located away from patients. Since the commencement of the Company’s operations in 1990, it has transitioned from a development stage company to a full-scale development, manufacturing, sales and marketing organization located in Roseville, Minnesota and High Wycombe, England. The Company’s mission is to be a leading provider of innovative sensors to guide medical therapy of critically ill patients.

The Company’s blood and tissue analysis systems are built from two technology platforms. The first platform includes intermittent blood testing products based upon electrochemical sensor technology (which measures electrical signal changes as a result of changes in chemical compounds as they interact with chemicals in the blood), consisting primarily of the IRMA® SL Blood Analysis System and the Blood Analysis Portal measurement module, which the Company co-developed with Philips Medical Systems, a division of Royal Philips Electronics. The second platform consists of continuous monitoring products based upon fiberoptic sensor technology (which measures color changes optically via light transmitted through plastic fibers embedded with fluorescent dye sensitive to chemicals in blood and tissue), including the TrendCare® Continuous Blood Gas Monitoring Systems and the Neurotrend® Cerebral Tissue Monitoring System.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems and intermittent testing blood analysis systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of these products. As of June 30, 2003, the Company has expanded its direct sales organization to 10 sales personnel and clinical application specialists based in the United States, the United Kingdom and Germany, with future additions dependent upon the rate and timing of sales growth. Further, the Company has expanded its global distribution network with the appointment of approximately 20 third-party distributors primarily addressing markets in Europe, the Far East and the Middle East. The Company continues to sell disposable cartridges, sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2004 (more fully discussed below). The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman, a Johnson & Johnson company, under an exclusive distribution agreement entered into effective October 1, 1998. Additionally, the Company distributes its products to the veterinary market through direct end-user sales and regional distributors. Product pricing extended to the Company’s distributors is negotiated at the time of contract. The Company’s contract with Philips requires that the Company’s pricing to them be no higher than prices charged to other distributors in a given territory, and the contract with Codman requires a price reduction if the Neurotrend instrument manufacturing cost is reduced beyond a certain level, which has not occurred. To the extent these requirements become applicable, related price adjustments would be applied prospectively to products purchased after the event occurs and would not result in retroactive adjustments. No other price incentives or price protection clauses are included in the Company’s sales contracts.

The exclusive agreement with Codman expires in October 2004 and is renewable for two years. The agreement provides for annual minimum purchase levels based on a percentage of the prior year’s purchases, or payment of 50% of any shortfall from those minimum levels. The Company’s revenue from Codman was less than 3% of total revenue for the six months ended June 30, 2003, less than 5% in 2002 and 2001, and less than 10% in 2000.

On April 10, 2003, the Company and Philips signed an amendment to the exclusive distribution agreement between the parties, clarifying certain rights and obligations of the parties subsequent to the termination of the exclusive agreement effective November 1, 2002. Under the terms of the amendment, Philips has the nonexclusive right to sell the Company’s intermittent testing cartridges, TrendCare sensors and related accessories to Philips’ existing customer base and support the Company’s products in that base through October 31, 2004, but is no longer subject to minimum purchase requirements. Philips’ sales and support rights may be transitioned to the Company prior to October 31, 2004 on a territory-by-territory basis under mutual agreement. Under the amendment, the Company will also continue to manufacture the Portal measurement module for Philips’ nonexclusive distribution as a component of Philips’ Blood Analysis Portal System through October 31, 2004. The

Company also has nonexclusive rights to sell the Blood Analysis Portal System. Additionally, the amendment provides the Company with the option to purchase from Philips unused inventory of the Company’s IRMA and TrendCare hardware products previously sold to Philips at quantities determined by the Company. Available instrument inventory (from completed hardware products in finished goods inventory or otherwise expected to be available to the Company through purchase from Philips) will reduce the Company’s inventory purchases and production requirements in 2003.

The Company’s revenue from Philips for the six months ended June 30, 2003 and 2002 comprised 34% and 93%, respectively, of total revenue, and is expected to continue to decline as a percentage of total revenue until the end of the current contract term on October 31, 2004. From the initiation of the exclusive agreement with Philips in mid 1999 through October 31, 2002, revenue from Philips included product purchases by Philips to meet sales demand of its end-user customers and to fulfill Philips’ internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments and royalties under the distribution agreement. As a result, the level of the Company’s sales to Philips during the three-year period ended October 31, 2002 is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips during the three-year period ended October 31, 2002.

On July 18, 2003, the Company announced that it had entered into an asset purchase agreement with International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, whereby ITC will acquire substantially all of the assets used in the operation of the Company’s intermittent testing business. Pursuant to the terms of the agreement, ITC will pay the Company approximately $5.2 million in cash, which may be adjusted downward if any purchase price adjustments are required, and assume certain liabilities, including up to $550,000 in trade payables. Of the $5.2 million cash payment, $780,000 will be placed in escrow by ITC for 180 days after the closing of the transaction to cover any shortfall in collected receivables or any indemnification claims. The asset sale is subject to customary closing conditions, including approval by the Company’s shareholders, and is expected to close in the third quarter of 2003. Proceeds from the sale of the Company’s intermittent testing business will be used to fund and grow the Company’s continuous monitoring business.

The Company anticipates that the pending sale of its intermittent testing business and resulting transition of the distribution channels related to that business will result in a reduction in revenues in the last half of 2003 relative to the first half. The Company also expects that the sale of its intermittent testing business will result in a reduction in its operating loss in the last half of the year, partially offset by restructuring and other charges expected to be incurred to lower the cost structure of the Company going forward.

The following unaudited pro forma financial statements give effect to the sale of the Company’s intermittent testing business.

The unaudited pro forma consolidated balance sheet and statements of operations filed with this report are presented for illustrative purposes only. The pro forma balance sheet as of June 30, 2003 has been prepared to reflect the sale of the assets and liabilities of the Company’s intermittent testing business to ITC as if such sale had taken place on June 30, 2003, and is not necessarily indicative of the financial position of Diametrics Medical, Inc. had such sale occurred on that date. The pro forma results of operations for the six months ended June 30, 2003 and the year ended December 31, 2002 have been prepared assuming that the sale of the Company’s intermittent testing business occurred as of the beginning of each of these periods, and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the Company sold its intermittent testing business as of those dates. The pro forma financial statements, including notes thereto, should be read in conjunction with the historical financial statements of Diametrics Medical, Inc. included in the Company’s Form 10-K for the year ended December 31, 2002, and the unaudited financial statements included in this Form 10-Q for the quarter ended June 30, 2003.

The intermittent testing business is the primary operation of the Company’s U.S. entity located in Roseville, Minnesota, along with the Company’s corporate headquarters. The continuous monitoring business is the primary operation of the Company’s wholly-owned subsidiary located in the United Kingdom. Due to this separation, most amounts attributable to the intermittent testing business are readily identifiable. Costs of the U.S. field sales organization were allocated based on the estimated level of effort applied to sell the respective product lines. The payment received in lieu of product purchases from Philips in 2002 was not specifically attributable to products. Therefore, that amount was allocated based on the relative ratio of products purchased by Philips year-to-date in 2002, prior to making that payment.

Costs and expenses attributed to the intermittent testing business are specific, direct costs primarily associated with that business. As such, they do not reflect general corporate allocations or other non-direct cost savings that may occur as a result of the Company focusing its efforts exclusively on the continuous monitoring business going forward. The Company intends to make additional business changes, not reflected in the following pro forma financial statements, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

The following unaudited pro forma statements represent the June 30, 2003 balance sheet adjusted to reflect the sale of the assets and liabilities of the intermittent testing business to ITC as if such sale had taken place on June 30, 2003:

PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

(UNAUDITED)

	Consolidated June 30, 2003	Pro Forma Adjustments				Pro Forma June 30, 2003
		Net Assets To Be Sold/ Consideration Received		Other Adjustments
ASSETS
Current assets:
Cash and cash equivalents	$1,271,339	$4,420,000	(a)	$(516,299)	(e)	$5,175,040
Accounts receivable	1,160,447	(843,911)	(b)	—		316,536
Amounts due from ITC	—	780,000	(d)	—		780,000
Inventories	2,917,965	(998,152)	(b)	—		1,919,813
Prepaid expenses and other current assets	103,970	(6,510)	(b)	—		97,460

Total current assets	5,453,721	3,351,427		(516,299)		8,288,849

Property and equipment, net	4,096,548	(1,737,942)	(b)	—		2,358,606

Other assets	42,588	—		—		42,588

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,288,248	$(347,536)	(b)	$120,000	(f)	$1,060,712
Accrued expenses	1,349,132	(30,000)	(b)	(416,728)	(e)	902,404
Capital lease obligations and other borrowings	195,601	—		—		195,601
Deferred gain	—	780,000	(d)	—		780,000

Total current liabilities	2,832,981	402,464		(296,728)		2,938,717

Long-term liabilities:
Convertible senior secured fixed rate notes	5,193,213	—		—		5,193,213
Long-term liabilities, excluding current portion	169,064	—		—		169,064
Accrued retirement plan benefit	2,563,201	—		—		2,563,201

Total liabilities	10,758,459	402,464		(296,728)		10,864,195

Shareholders’ equity (deficit):
Capital stock	272,197	—		(428)	(g)	271,769
Additional paid-in capital	151,469,159	—		(106,687)	(g)	151,362,472
Accumulated deficit	(148,494,073)	1,211,021	(c)	(228,497)	(h)	(147,511,549)
Deferred compensation	(446,718)	—		116,041	(g)	(330,677)
Accumulated other comprehensive loss	(3,966,167)	—		—		(3,966,167)

Total shareholders’ equity (deficit)	(1,165,602)	1,211,021		(219,571)		(174,152)

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Proceeds to be received at the closing of the sale of the Company’s intermittent testing business.

b)	Assets sold to and liabilities assumed by ITC under the asset purchase agreement.

c)	The net consideration to be received at closing of $4,420,000 less the net assets sold represents the pro forma gain at closing, assuming the transaction occurred on June 30, 2003.

d)	Fifteen percent of the total transaction consideration ($780,000) placed in escrow by ITC for 180 days after closing to fund indemnification obligations, if any, that arise. At the time amounts in escrow are released, the Company will recognize additional gain on the transaction.

e)	Includes payment at the closing date of accrued salaries, accrued vacation and accrued retention bonus in the amount of $416,728 earned by employees of the Company’s intermittent testing business that are either transferring to ITC or leaving Diametrics. The cash reduction also includes payment of severance totaling $99,571 for personnel reductions in the Company’s intermittent testing business which will occur as a result of the transaction.

f)	Accrual of estimated transaction related expenses including legal and accounting fees.

g)	Reflects the net impact, under the terms of the Company’s retention agreement, of a partial acceleration of vesting of restricted stock and cancellation of remaining unvested restricted stock and deferred compensation resulting from the transfer of certain employees of the Company’s intermittent testing business to ITC.

h)	Net impact of other adjustments.

The following pro forma and unaudited statement of operations for the six months ended June 30, 2003, represents the results of operations as if the sale to ITC occurred on December 31, 2002:

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Six Months Ended June 30, 2003
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Net revenue	$5,003,918	$(3,594,445)	$1,409,473
Cost of revenue	3,955,635	(2,709,334)	1,246,301

Gross profit	1,048,283	(885,111)	163,172

Operating expenses:
Research and development	2,156,746	(1,037,332)	1,119,414
Selling, general and administrative	4,024,882	(965,317)	3,059,565

Total operating expenses	6,181,628	(2,002,649)	4,178,979

Operating loss	(5,133,345)	1,117,538	(4,015,807)
Interest income	10,685	—	10,685
Interest expense	(479,238)	—	(479,238)
Other income, net	1,485,273	3,781	1,489,054

Net loss	(4,116,625)	1,121,319	(2,995,306)
Beneficial conversion feature—preferred stock dividend	(958,962)	—	(958,962)

Net loss available to common shareholders	$(5,075,587)	$1,121,319	$(3,954,268)

Basic and diluted net loss per common share	$(0.19)	$0.04	$(0.15)

Weighted average number of common shares outstanding	26,844,197	26,844,197	26,844,197

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.

b)	The Company intends to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

The following pro forma and unaudited statement of operations for the year ended December 31, 2002 represents the results of operations as if the sale to ITC occurred on December 31, 2001.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

(UNAUDITED)

	Year ended December 31, 2002
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$15,962,187	$(10,476,250)	$5,485,937
Other revenue	2,736,000	(1,851,858)	884,142

	18,698,187	(12,328,108)	6,370,079
Cost of revenue	14,714,856	(10,294,347)	4,420,509

Gross profit	3,983,331	(2,033,761)	1,949,570

Operating expenses:
Research and development	4,772,775	(2,529,765)	2,243,010
Selling, general and administrative	5,379,967	(1,184,349)	4,195,618
Restructuring and other charges	886,744	(698,374)	188,370

Total operating expenses	11,039,486	(4,412,488)	6,626,998

Operating loss	(7,056,155)	2,378,727	(4,677,428)
Interest income	86,441	—	86,441
Interest expense	(545,976)	—	(545,976)
Other expense, net	(15,326)	(10,100)	(25,426)

Net loss	$(7,531,016)	$2,368,627	$(5,162,389)

Basic and diluted net loss per common share	$(0.28)	$0.09	$(0.19)

Weighted average number of common shares outstanding	26,804,451	26,804,451	26,804,451

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.

b)	The Company intends to make additional business changes, not reflected in the amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue was $2,827,251 and $5,003,918 for the three and six months ended June 30, 2003, compared to $5,275,931 and $10,738,805 for the same periods in the prior year, a decrease of 46% and 53% for the three and six month periods, respectively. The decline in revenue was primarily due to the termination of the exclusive distribution agreement with Philips and the Company’s resulting transition to its new distribution and direct sales force channel model. The transition had a negative impact primarily on the volume of instrument sales during the three and six months ended June 30, 2003, but positively impacted average selling prices for instruments and disposable cartridges and sensors as a higher concentration of sales were made to direct end-user customers and distributors at pricing higher than that extended to Philips. Instrument revenues declined 65% and 75% for the three and six months ended June 30, 2003, respectively, with related unit sales decreasing 89% and 84% during the same periods. Disposable cartridge and sensor revenue declined 11% and 8% for the three and six months ended June 30, 2003, respectively, and related unit sales decreased 4% and 1% for the same periods. The smaller decrease in disposable unit sales during the 2003 periods relative to the revenue decline occurred primarily due to a higher concentration of intermittent testing cartridge sales, which carry a lower average selling price than continuous monitoring sensors. Higher average selling prices for disposable cartridges and sensors partially offset the impact of the increased concentration of cartridge sales. The larger decrease in instrument unit sales relative to the revenue decline primarily reflects a shift in the mix of intermittent testing instrument sales from the lower priced Portal measurement module to the higher priced IRMA SL analyzer, and also an increase in average instrument selling prices. The described shift in the mix of intermittent testing instrument sales was impacted by the introduction of the Portal measurement module in the first quarter 2002, which generated significant purchases of that product by Philips during 2002, while Philips reduced its purchases of IRMA analyzers during the same period given Philips’ available inventory of this product. Intermittent testing products represented 76% and 72% of total revenue for the three and six months ended June 30, 2003, compared to 62% and 61% for the comparable periods in 2002. Continuous monitoring products comprised the remaining revenue in each period. Products sold internationally comprised 59% and 57% of total revenue for the three and six months ended June 30, 2003, respectively, with remaining revenue in each period generated in the United States. (As sales in 2002 were primarily to Philips, comparable information on the geographic distribution of sales for 2002 is not available).

The Company’s sales to Philips comprised approximately 26% and 34% of total revenue for the three and six months ended June 30, 2003, compared to 95% and 93% for the comparable periods in 2002, and are expected to continue to reflect a declining share of total revenue until the end of the current contract term on October 31, 2004. Due to the significant purchases of the Company’s products by Philips for its internal use in the sales process and to meet minimum purchase commitments, Philips’ sales to its end-user customers are estimated to be approximately 50% of the Company’s product sales related to Philips over the approximate three-year period ended October 31, 2002.

For the three and six months ended June 30, 2003, intermittent testing products revenue was comprised of 56% and 63% disposable cartridge revenue, respectively, with remaining product revenues in each period generated by instrument-related sales. Continuous monitoring products revenue for the three and six months ended June 30, 2003 was comprised of 60% and 62% disposable sensor revenue, respectively, with remaining product revenues consisting of instrument-related sales. The Company’s revenues are affected principally by the number of instruments, consisting of continuous monitoring instruments, IRMA SL analyzers and Portal measurement modules and accessories, sold to distributors and direct customers, the extent to which the distributors sell the Company’s instruments to end-user customers, and the rate at which disposable sensors and cartridges are used in connection with these products. As of June 30, 2003, the Company has sold approximately 13,700 instruments, primarily to distributors. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that overall disposable product sales will exceed that of instrument sales.

Cost of Revenue. Cost of revenue totaled $2,197,889 and $3,955,635, or 78% and 79% of revenue for the three and six months ended June 30, 2003, compared to $3,953,497 and $7,958,776, or 75% and 74% of revenue for the same periods in the prior year. The increase in cost of revenue as a percentage of total revenue was primarily impacted by a significant reduction in the mix of instrument sales to total sales, as instrument sales generally carry higher margins than sales of disposable cartridges and sensors. Partially offsetting the impact of lower instrument revenue was an increase in average selling prices for the Company’s products, due to the Company’s expansion of its distribution channels, and a resulting lower concentration of sales to Philips. Also partially offsetting the negative impact of a reduction in instrument sales volumes was a reduction in overhead costs, stemming largely from manufacturing work force reductions in the second and third quarters of 2002 and further cost containment measures initiated in the second half of 2002. Savings from the work force reductions approximated $220,000 and $440,000 in the three and six months ended June 30, 2003, respectively.

Operating Expenses. Research and development expenditures totaled $1,025,240 and $2,156,746 for the three and six months ended June 30, 2003, compared to $1,298,895 and $2,520,532 for the same periods in 2002, reductions of 21% and 14%, respectively. The decline in expense was primarily impacted by work force reductions in the second and third quarters of 2002 and other spending reductions stemming from completion and postponement of projects and other cost containment measures initiated in the last half of 2002. Realized cost savings during the three and six months ended June 30, 2003 related to research and development work force reductions approximated $220,000 and $440,000, respectively, and were in line with management’s expectations. The cost savings related to work force reductions and other spending reductions were partially mitigated by the impact of the recognition in last year’s second quarter and year-to-date period of research and development funding from Philips of $500,000 and $1,000,000, respectively, and no funding recognition during the same periods this year. The Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips.

Selling, general and administrative expenses totaled $1,976,389 and $4,024,882 for the three and six months ended June 30, 2003, compared to $1,345,102 and $2,529,048 for the same periods in 2002. The 47% and 59% respective increase in expense between periods was primarily impacted by the establishment during the fourth quarter 2002 of a direct sales force and increased marketing activities stemming from the termination of the exclusive agreement with Philips, and for the six months ended June 30, 2003, an increase in general and administrative costs due to higher costs for executive compensation and insurance.

Operating results for the second quarter of 2002 included restructuring and other charges totaling $688,188. This amount included approximately $504,000 of “other charges” for severance and related costs resulting from the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002. The remaining $184,000 represents restructuring charges consisting of severance and related costs associated with a work force reduction impacting 22 employees in the Company’s U.K. and U.S. operations, including 14 in manufacturing, two in research and development and one in general and administration. The Company implemented another work force reduction in the third quarter of 2002, impacting an additional 23 employees in manufacturing and research and development. Severance and related costs accrued in connection with third quarter 2002 restructuring activities totaled approximately $199,000, bringing total 2002 restructuring and other charges to approximately $887,000. The Company paid the full $383,000 of restructuring costs and $342,000 of the other charges during 2002, and paid the remaining $162,000 of other charges during the first half of 2003.

Other Income (Expense). Net other income totaled $1,146,263 and $1,016,720 for the three and six months ended June 30, 2003, compared to net other expense of $120,837 and $231,840 for the same periods in 2002.

The significant increase in net other income in the 2003 periods occurred as a result of the accounting treatment for the modification of the Company’s convertible senior secured fixed rate notes, which resulted in the recognition as other income in the second quarter of a $1.5 million gain. The modified notes and associated warrants were recorded at their individual estimated fair values of $5 million and $800,000, respectively. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was reflected as a gain on the transaction. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the modified notes, which will result in the recording of $2.3 million of additional interest expense over this period. Accordingly, the accretion of the note balance resulted in an additional charge to interest expense of $193,213 in the second quarter 2003, partially offsetting the gain.

The Company realized interest income of $3,199 and $10,685 for the three and six months ended June 30, 2003, compared to $21,733 and $53,970 for the same periods in 2002. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $340,711 and $479,238 for the three and six months ended June 30, 2003, compared to $135,282 and $271,021 for the same periods in 2002. The period-to-period increase in interest expense primarily reflects the recognition in the second quarter of additional interest expense of $193,213 related to the modification of the convertible notes as discussed above, and the impact of higher average interest rates on capital lease obligations entered into in late 2002 and early 2003.

Net Loss. The net loss for the three and six months ended June 30, 2003 was $1,226,004 and $4,116,625, compared to $2,130,588 and $3,189,579 for the same periods in 2002, including restructuring and other charges. Excluding the impact of the 2002 restructuring and other charges, net loss for the three and six months ended June 30, 2002 was $1,442,400 and $2,501,391. The primary contributors to the net loss amounts realized for the three and six months ended June 30, 2003 were a reduction in instrument revenue and an increase in selling, general and administrative expenses, both stemming from the termination of the exclusive agreement with Philips and the Company’s transition to its new distribution and direct sales force channel model. Partially offsetting the impact of these changes for the six month period and creating the improvement in the net loss before restructuring and other charges for the second quarter 2003 was the $1.3 million net favorable impact on other income resulting from the accounting for the modification of the convertible notes.

The Company anticipates that the pending sale of its intermittent testing business and resulting transition of the distribution channels related to that business will result in a reduction in revenues in the last half of 2003 relative to the first half. The Company also expects that the sale of its intermittent testing business will result in a reduction in its operating loss in the last half of the year, partially offset by restructuring and other charges expected to be incurred to lower the cost structure of the Company going forward.

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

On July 18, 2003, the Company announced that it had entered into an asset purchase agreement with International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, whereby ITC will acquire substantially all of the assets used in the operation of the Company’s intermittent testing business. Pursuant to the terms of the agreement, ITC will pay the Company approximately $5.2 million in cash, which may be adjusted downward if any purchase price adjustments are required, and assume certain liabilities, including up to $550,000 in trade payables. Of the $5.2 million cash payment, $780,000 will be placed in escrow by ITC for 180 days after the closing of the transaction to cover any shortfall in collected receivables or any indemnification claims. The asset sale is subject to customary closing conditions, including approval by the Company’s shareholders, and is expected to close in the third quarter of 2003. Proceeds from the sale of the

Company’s intermittent testing business will be used to fund and grow the Company’s continuous monitoring business.

At June 30, 2003, the Company had working capital of $2,620,740, an increase of $3,625,956 from the working capital reported at December 31, 2002. The increase is impacted primarily by the reclassification as of March 31, 2003 of $7.3 million of Convertible Senior Secured Fixed Rate Notes from current to long-term liabilities, as a result of the extension effective April 7, 2003 of the due date of the notes from August 4, 2003 to August 4, 2005, and net proceeds of approximately $1.2 million from the Company’s Series E convertible preferred stock interim financing. A net loss before non-cash items of approximately $4.4 million and capital expenditures of $331,298 partially offset the impact of the increase in working capital.

The Company incurred net losses of $4,116,625 and $3,189,579 for the six months ended June 30, 2003 and 2002, respectively, incurred a net loss of $7,531,016 for the year ended December 31, 2002, and has incurred net losses since inception. The 2003 year-to-date net loss is net of a $1.5 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 3. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. The unfavorable financial impact of this transition on 2003 results, however, will be partially offset by the gain realized in the second quarter from the refinancing of the Company’s convertible notes and an expected reduction in the operating loss of the Company’s intermittent testing business and net gain stemming from the pending sale of that business.

Cash and marketable securities decreased by approximately $2.7 million during the six months ended June 30, 2003 to approximately $1.3 million. The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and is implementing other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. A significant amount of instrument inventory available to the Company will allow a reduction of inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the pursuit of strategic partners for its business as well as the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. Proceeds from the expected sale in the third quarter 2003 of the Company’s intermittent testing business will increase the Company’s cash reserves, and the sale of this business will reduce the Company’s cash usage rate. The Company is also pursuing interim financing options to bridge it to completion of the sale of the intermittent testing business, if necessary. While the Company believes it will be successful in securing interim financing, there can be no assurance that adequate funds will be available or on acceptable terms. Once the transaction for the sale of the intermittent testing business closes, the Company expects proceeds from the sale to meet the Company’s funding requirements for support of its operations for approximately the next twelve months. This period could be shortened if the holders of the Company’s Series E convertible preferred stock elect to exercise their put option to sell up to 7,500 shares of the outstanding Series E convertible preferred stock back to the Company after completion of the sale of the intermittent testing business. The Company will be required to raise additional capital during this twelve month period in order to sustain and fund its operations over the long term. Such funding could include the issuance of additional equity or debt securities to the extent funding raised from other strategic business alternatives is not sufficient to meet the Company’s funding requirements. In May 2003, the Company received shareholder approval to increase its number of authorized shares of common stock by 15 million shares, enhancing the Company’s ability to pursue additional financing. As of June 30, 2003, the primary funding for the operations of the Company has been approximately $150 million raised through public and private sales of its equity securities and issuance of convertible promissory notes.

On July 1, 2003, the Company received a notice from the Nasdaq Stock Market indicating that, following a review of the appeal the Company presented on June 5, 2003, the Nasdaq Listing Qualifications Panel determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective with the open of business on Wednesday, July 2, 2003. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

Net cash used in operating activities totaled $3,440,795 for the six months ended June 30, 2003, compared to $4,376,433 for the same period in 2002. This was the result of net losses of $4,116,625 and $3,189,579 for these same periods in 2003 and 2002, respectively, adjusted by non-cash items and changes in operating assets and liabilities, including accounts receivable, inventories, prepaid expenses, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $69,967 for the six months ended June 30, 2003, compared to a $111,326 increase for the same period in 2002. The increase during 2003 was primarily impacted by increased sales in the second quarter 2003 relative to the fourth quarter 2002, partially offset by an improvement in days sales outstanding in 2003, primarily impacted by second quarter pre-payments from a distributor for sales in the quarter and an increased mix of direct versus indirect sales for the Company’s U.K. subsidiary, resulting in improved collection timing. The increase for the same period in 2002 occurred in spite of a reduction in sales from the fourth quarter 2001 due to the timing of sales and related accounts receivable collections.

Inventories decreased $652,550 for the six months ended June 30, 2003, compared to an increase of $389,018 for the same period in 2002. The decrease in 2003 was primarily due to a reduction in required disposable sensor raw material and instrument purchases, due to inventory availability, and increased sales of IRMA instruments during the second quarter 2003, impacted by significant sales to an Asia Pacific distributor to help support SARS related testing in China. The increase in 2002 was primarily due to a ramp up of intermittent testing raw material inventories to facilitate third quarter production requirements for Portal measurement modules and IRMA analyzers. This was partially offset by a decline in continuous monitoring instrument inventory resulting from sales of these products during the period. During the last half of 2002, the Company underwent an extensive evaluation of its inventory levels and related vendor commitments and recoverability of the same in light of the expected decline in product sales upon termination of the exclusive distribution agreement with Philips effective November 1, 2002. This review resulted in the write-off during the last half of 2002 of $1.2 million of excess IRMA, Portal and TrendCare instrument components on hand or in process at vendors. Manufacturing of the impacted products was discontinued due to the expected decrease in demand, the level of finished goods inventory on hand and inventory available to the Company from other sources. The written off inventory components were not disposed of to accommodate any potential growth in demand for these products beyond expectations, but will be scrapped at the time the Company believes there is not any potential for their use. Since that time, the Company has continued

to monitor the level and recoverability of its inventories in view of the timing of potential new product introductions, and actual and expected unit sales and demonstrated and expected market prices of its existing products. Based on review of these factors, the Company has determined that its inventory balances are recoverable as of June 30, 2003. No sales have occurred during 2003 of inventory items previously written off in 2002.

Prepaid expenses decreased $255,581 and increased $195,558 during the six months ended June 30, 2003 and 2002, respectively. The decrease in 2003 is due primarily to the timing of the annual renewal of the Company’s insurance policies and payment of related premiums, while the increase in 2002 was primarily due to a prepayment for a technology feasibility study conducted during 2002.

Accounts payable and accrued expenses increased $150,757 and decreased $443,229 on a combined basis for the six months ended June 30, 2003 and 2002, respectively. The increase in 2003 is primarily impacted by an increase in accrued interest expense due to the deferral of 2003 interest payments on the Company’s Convertible Senior Secured Fixed Rate Notes until September 30, 2003. Partially offsetting this increase were payments during the period for product purchase commitments and severance costs accrued at December 31, 2002. The reduction in 2002 primarily reflects the payment of employee incentive bonuses earned in the prior year and a reduction in trade payables due to lower inventory purchases, partially offset by the accrual in the second quarter 2002 of severance and related costs associated with the resignation of the Company’s Chief Executive Officer and President and work force reductions in that quarter.

Deferred credits and revenue decreased $1,083,333 for the six months ended June 30, 2002, primarily representing the recognition of funding from Philips for research and development costs. No related activity occurred during the six months ended June 30, 2003, as the Company’s recognition of funding from Philips ceased as of November 1, 2002, with the termination of the exclusive agreement with Philips.

Net cash used in investing activities totaled $331,298 for the six months ended June 30, 2003, compared to $463,230 provided by investing activities for the six months ended June 30, 2002. Changes in cash flows from investing activities are typically affected primarily by the amounts and timing of equity or other funding and operating cash flow requirements, which affect the amount of cash available for the purchase and subsequent maturity of marketable securities. For 2003, the Company’s cash and investment balance consisted entirely of cash equivalents, and as a result, no proceeds from maturities of marketable securities occurred during the current year-to-date period. Purchases of property and equipment totaled $331,298 in 2003 and $287,911 in 2002. In 2003, the Company expects capital expenditures and new lease commitments to be below $800,000 for the year, primarily reflecting investments to support production, internal product requirements for the direct sales process and new product development.

Net cash provided by financing activities totaled $1,086,107 and net cash used in financing activities totaled $60,943 for the six months ended June 30, 2003 and 2002, respectively. Financing activities in the current period were primarily impacted by the Company’s receipt in May 2003 of net proceeds of approximately $1.2 million in connection with the completion of a convertible preferred stock interim financing. This was partially offset by principal payments on borrowings and capital leases and payment of debt extension costs related to the modification of the Company’s convertible notes. The net use of cash during the same period in 2002 primarily reflects payments on borrowings and capital leases, partially offset by proceeds from employee stock plans.

At June 30, 2003, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $129 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2022 ($31.6 million between 2006 and 2009, and $94.5 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $54 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

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

The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. Over 99% of the Company’s debt balance as of June 30, 2003 bears interest at fixed rates, and is therefore not subject to exposure from fluctuating interest rates.

The Company is exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit Retirement Plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the plan’s valuation date of December 31, 2002, reflecting a $1.6 million increase in the plan’s underfunded status relative to the prior year. As a result, the Company’s balance sheet at December 31, 2002 reflected significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to the prior year. This occurred due to an environment of weaker investment performance in the global markets over the past two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan is expected to improve relative to current levels over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company has modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan will be frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation. The Company is currently evaluating SFAS No. 88, “Employers’

Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” to determine the proper accounting treatment for the closing of the Retirement Plan to future accrual of benefits effective August 31, 2003.

Significant assumptions applied to the valuation of the Company’s Retirement Plan as of December 31, 2002 included the discount rate used for calculating the Retirement Plan’s projected benefit obligation at year-end, and the estimated long-term rate of return on assets, which affected the actuarial computation of net periodic pension cost for 2002. The rates utilized in the actuarial valuation of the Retirement Plan at December 31, 2002 were a discount rate of 5.6% per annum, and an expected long-term rate of return on plan assets of 8% per annum.

Yields on AA rated U.K. corporate bonds with terms commensurate with the average remaining service lives of Retirement Plan participants (15+ years) as of December 31, 2002 supported the use of discount rates ranging from approximately 5.23% to 6%. Had the Company utilized a discount rate at the low-end of this range of 5.25% (versus the 5.6% rate used) at December 31, 2002, the Retirement Plan’s projected benefit obligation, underfunded status, accrued benefit liability and minimum pension liability would have increased relative to reported amounts by amounts ranging from $615,000 to $670,000. Alternatively, had the Company utilized a higher discount rate within the range of 5.75% at December 31, 2002, these same amounts would have declined by nearly $250,000 relative to reported amounts at December 31, 2002. Had the Company reduced the expected long-term rate of return on assets assumption from 8% to 6%, the Retirement Plan’s net periodic pension cost would have increased by approximately $106,000, with an offsetting reduction in the amount of the minimum pension liability charged to equity. The December 31, 2002 computation of the Retirement Plan’s projected benefit obligation and funded status would not have changed from reported amounts as a result of a change in the expected long-term rate of return on assets as of December 31, 2002.

There have been no other material changes in market risk faced by the Company from what has been previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiary) required to be included in the reports the Company files or submits under the Exchange Act.

(b) Changes in internal controls over financial reporting.

During the quarter ended June 30, 2003, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

On May 12, 2003, the Company completed the sale in a private placement of 15,000 shares of Series E convertible preferred stock, par value $.01 per share, at a price of $100 per share. The preferred stock is convertible at any time into the Company’s common stock at 88% of the volume weighted average trading price of the common stock for the five consecutive trading days before the conversion date, subject to a maximum and minimum conversion price of $.75 per share and $.35 per share, respectively. The purchasers of the preferred stock also received five-year warrants to purchase 735,000 shares of common stock at $.35 per share, exercisable after conversion of the preferred stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 22, 2003. At the meeting, shareholders voted on the reelection to the Board of one director, Carl S. Goldfischer, M.D., and the approval of the appointment to the Board of David B. Kaysen. Dr. Goldfischer was reelected by a vote as follows: 20,817,041 votes “For” and 1,056,957 votes were “Withheld.” Mr. Kaysen’s appointment to the Board was approved by a vote as follows: 20,816,215 votes “For” and 1,057,783 votes were “Withheld.” The terms for Mr. Kaysen and Dr. Goldfischer expire at the Company’s annual meetings in 2005 and 2006, respectively.

The Company’s shareholders also voted to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of all classes of stock from 50,000,000 to 65,000,000, and to increase the number of authorized shares of Common Stock, par value $.01 per share, from 45,000,000 to 60,000,000. This amendment was approved as follows: 20,633,485 votes “For,” 1,214,076 votes “Against” and 26,437 votes “Abstained.”

Additionally, the Company’s shareholders voted to approve an amendment to the Company’s 1990 Stock Option Plan to allow nonemployee directors to participate in the plan and become eligible to receive awards or options under the plan that do not qualify as incentive stock options. This amendment was approved as follows: 19,850,748 votes “For,” 1,979,459 votes “Against,” and 43,791 votes “Abstained.”

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Method of Filing

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company	Filed herewith

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	Filed herewith

10.1	1990 Stock Option Plan, as amended and restated	Filed herewith

10.2	First Amendment to Note Purchase Agreement, dated April 7, 2003, between the Company and the Purchasers named therein	Filed herewith

10.3	Form of First Amended and Restated Convertible Senior Secured Fixed Rate Note due August 4, 2005	Filed herewith

10.4	Form of Stock Purchase Warrant, dated April 7, 2003	Filed herewith

10.5*	Amendment to Manufacturing and Distribution Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	Filed herewith

10.6*	Portal Manufacturing Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	Filed herewith

10.7	Subscription Agreement for shares of Series E Convertible Preferred Stock and Common Stock Warrant, dated May 12, 2003, between the Company and the Purchasers named therein	Filed herewith

10.8	Form of Stock Purchase Warrant, dated May 12, 2003	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of2002	Filed herewith

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act	Filed herewith

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.5 and 10.6 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

b.	Reports on Form 8-K.

On April 8, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it had renegotiated the terms and extended the principal payment date of its $7.3 million, 7% Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005.

On May 2, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it received a notice from the Nasdaq Stock Market, indicating that the Company’s common stock was subject to delisting from The Nasdaq SmallCap Market based on the Company’s failure to comply with the minimum common stock market value requirement.

On May 14, 2003, the Company filed a Current Report on Form 8-K under Item 9 relating to the Company’s announcement of earnings results for the quarter ended March 31, 2003, as presented in a press release dated May 14, 2003.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ W. GLEN WINCHELL
W. Glen Winchell Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated: August 14, 2003