Form 10-Q/A
period 2003-06-30
DIAMETRICS MEDICAL INC
filed 2003-09-04
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE:

This amendment No. 1 amends the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003 (the “Form 10-Q”), to include pro forma income statements for the years ended December 31, 2001 and 2000 with respect to the proposed sale of the registrant’s intermittent testing business, as well as to expand certain footnotes to the pro forma financial statements included in the Form 10-Q. The registrant has also expanded the disclosure contained in the notes to its financial statements and in Management’s Discussion and Analysis of Results of Operations and Financial Condition regarding the discount rate used in its accounting for the value of its modified convertible notes, and the description of the increase in selling, general and administrative expenses under “Results of Operations—Operating Expenses.” Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,116,625)	$(3,189,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,737	1,037,610
Gain on modification of convertible notes	(1,500,000)	—
Accretion of convertible notes balance	193,213	—
Stock-based compensation	206,178	—
Loss (gain) on disposal of property and equipment	3,781	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(69,967)	(111,326)
Inventories	652,550	(389,018)
Prepaid expenses and other current assets	255,581	(195,558)
Accounts payable	84,283	(362,949)
Accrued expenses	66,474	(80,280)
Deferred credits and revenue	—	(1,083,333)

Net cash used in operating activities	(3,440,795)	(4,376,433)

Cash flows from investing activities:
Purchases of property and equipment	(331,298)	(287,911)
Proceeds from maturities of marketable securities	—	749,141
Other	—	2,000

Net cash provided by (used in) investing activities	(331,298)	463,230

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(104,763)	(175,340)
Debt extension costs	(40,194)	—
Net proceeds from the issuance of preferred stock	1,210,775	—
Net proceeds from the issuance of common stock	20,289	114,397

Net cash provided by (used in) financing activities	1,086,107	(60,943)

Effect of exchange rate changes on cash and cash equivalents	(7,466)	(82,603)

Net decrease in cash and cash equivalents	(2,693,452)	(4,056,749)

Cash and cash equivalents at beginning of period	3,964,791	7,654,845

Cash and cash equivalents at end of period	$1,271,339	$3,598,096

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,531	$271,021

Supplemental disclosure of noncash investing and financing activities:

•	The Company entered into capital lease obligations for equipment of $39,371 during the six months ended June 30, 2003.

•	As further described in note 3, effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes. The modified notes and associated warrants to purchase 4.3 million shares of common stock were recorded in the second quarter 2003 as debt and equity, respectively, at their respective fair values of $5 million and $800,000, and the $7.3 million carrying value of the original notes was retired.

•	As further described in note 4, effective May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

•	During the three months ended June 30, 2003, the Company disposed of various obsolete assets in property and equipment with a recorded cost of $3,351,500 and accumulated depreciation of $3,347,719.

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

During the quarter ended June 30, 2003, the Company identified a new critical accounting policy, “Accounting for Debt and Equity Instruments.” As discussed in notes 3 and 4, during the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Senior Secured Fixed Rate Notes and completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants. The Company engaged an outside valuation firm to assist management in the measurement of the fair value of the modified notes. Management has reviewed and agrees with the assumptions used in the determination of fair value. The primary element of that measurement was the calculation of the estimated present value of the cash flows associated with the notes, including interest and principal payments from the effective date of modification of the notes of April 7, 2003 through the maturity date of the notes of August 4, 2005. A discount rate of approximately 25% was used to calculate the present value of the remaining cash flows associated with the notes. The 25% discount rate represents an estimate of the Company’s cost of capital, and was based upon market studies of venture capitalists’ required return on investment and current trends within the venture capital markets as of the valuation date, with consideration of the Company’s history, status, prospects and risks.

Diametrics Medical, Inc. is an established business with proven technological platforms. However, given the Company’s historic losses and recent changes in its exclusive distribution agreement with Philips, perceived equity investor risk would likely be higher than an alternative equity investment in a larger, profitable business enterprise. Therefore, the most likely investor in the Company would expect venture capital rates of return commensurate with the Company’s business history, status, prospects and risks.

Based upon a review of various independent studies, including a survey by QED Research of 300 venture capitalists (QED Report on Venture Capital Financial Analysis, 1989); Pratt’s Guide to Venture Capital Financial Sources; an analysis of investors’ expected annual returns of companies at various stages of development by William Rygrave, Professor of Free Enterprise at Babson College in Massachusetts; and an analysis of actual annual returns of companies at those stages by Houlihan Valuation Advisors and Venture One, a base required rate of return for a company at a development stage similar to the Company’s would be 25-40% before consideration of company specific factors and the trends in the venture capital markets as of the valuation date. Following are company specific factors and market trends considered in arriving at an appropriate discount rate:

The Company’s technology platforms are proven and viable, and the marketplace has demonstrated an interest in and demand for the Company’s products. Perceived investor risk would likely relate to recent changes in the Company’s distribution channels and methods and management’s ability to execute an alternative and successful marketing and distribution plan, rather than on development of the market. Further, the modified notes are interest bearing and are secured by the assets of the Company’s U.K. subsidiary. Additionally, deteriorating economic conditions over the past two to three years have led to a large scale-back in venture capital investments, with the reduced level of investing activity shifting away from start-up stage companies to companies at a stage of development similar to the Company’s or a later stage. Along with this, venture capitalists have generally reduced their expectations of required rates of return on investment. Consideration of these factors led to the conclusion that investors would likely require returns towards the low end of the 25-40% range discussed above. Therefore, for purposes of determining the fair value of the modified notes, the Company applied a discount rate at the low end of this range of 25% to arrive at the present value of the cash flows associated with the modified notes.

Use of a 25% discount rate resulted in a present value calculation for the remaining interest and principal cash flows of approximately $4.9 million. The fair value of the notes’ conversion rights was calculated at approximately $100,000, determined through use of the Black Scholes Option Pricing Model, resulting in a total estimated fair value of the modified notes of $5 million, as further discussed in note 3. The valuation of the modified notes directly affected the calculation of the amount of the gain recognized on the modification of the notes of $1.5 million. If the Company’s estimate of the appropriate discount rate had been 20% higher or lower, resulting in a discount rate of 30% and 20% at the high and low end of the range, respectively, the present value calculation would have decreased by approximately $400,000 and increased by approximately $460,000, respectively. The impact of such a change in estimate would have increased and decreased by the same amounts the amount of gain recognized on modification of the notes to approximately $1.9 million and $1 million, respectively.

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

The unaudited pro forma consolidated balance sheet and statements of operations filed with this report are presented for illustrative purposes only. The pro forma balance sheet as of June 30, 2003 has been prepared to reflect the sale of the assets and liabilities of the Company’s intermittent testing business to ITC as if such sale had taken place on June 30, 2003, and is not necessarily indicative of the financial position of Diametrics Medical, Inc. had such sale occurred on that date. The pro forma results of operations for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000 have been prepared assuming that the sale of the Company’s intermittent testing business occurred as of the beginning of each of these periods, and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the Company sold its intermittent testing business as of those dates. The pro forma financial statements, including notes thereto, should be read in conjunction with the historical financial statements of Diametrics Medical, Inc. included in the Company’s filings on Form 10-K for the years ended December 31, 2002, 2001 and 2000 and the unaudited financial statements included in this Form 10-Q for the quarter ended June 30, 2003.

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

Costs and expenses attributed to the intermittent testing business are specific, direct costs primarily associated with that business. As such, they do not reflect general corporate allocations or other non-direct cost savings that may occur as a result of the Company focusing its efforts exclusively on the continuous monitoring business going forward. The Company intends to make additional business changes, not reflected in the following pro forma financial statements, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

As described in note 4, the Company’s Series E convertible preferred stock holders have the option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month in the event of the Company’s completion of the sale of the intermittent testing business. The potential impact of this transaction, if it occurred, has not been reflected in the pro forma financial statements.

The following unaudited pro forma statements represent the June 30, 2003 balance sheet adjusted to reflect the sale of the assets and liabilities of the intermittent testing business to ITC as if such sale had taken place on June 30, 2003:

PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

(UNAUDITED)

		Pro Forma Adjustments
	Consolidated June 30, 2003	Net Assets To Be Sold/ Consideration Received		Other Adjustments		Pro Forma June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,271,339	$4,420,000	(a)	$(516,299	)(e)	$5,175,040
Accounts receivable	1,160,447	(843,911	)(b)	—		316,536
Amounts due from ITC	—	780,000	(d)	—		780,000
Inventories	2,917,965	(998,152	)(b)	—		1,919,813
Prepaid expenses and other current assets	103,970	(6,510	)(b)	—		97,460

Total current assets	5,453,721	3,351,427		(516,299)		8,288,849

Property and equipment, net	4,096,548	(1,737,942	)(b)	—		2,358,606

Other assets	42,588	—		—		42,588

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,288,248	$(347,536	)(b)	$120,000	(f)	$1,060,712
Accrued expenses	1,349,132	(30,000	)(b)	(416,728	)(e)	902,404
Capital lease obligations and other borrowings	195,601	—		—		195,601
Deferred gain	—	780,000	(d)	—		780,000

Total current liabilities	2,832,981	402,464		(296,728)		2,938,717

Long-term liabilities:
Convertible senior secured fixed rate notes	5,193,213	—		—		5,193,213
Long-term liabilities, excluding current portion	169,064	—		—		169,064
Accrued retirement plan benefit	2,563,201	—		—		2,563,201

Total liabilities	10,758,459	402,464		(296,728)		10,864,195

Shareholders’ equity (deficit):
Capital stock	272,197	—		(428	)(g)	271,769
Additional paid-in capital	151,469,159	—		(106,687	)(g)	151,362,472
Accumulated deficit	(148,494,073)	1,211,021	(c)	(516,299	)(e)	—
				(120,000	)(f)	—
				416,728	(e)	—
				(8,926	)(g)	(147,511,549)
Deferred compensation	(446,718)	—		116,041	(g)	(330,677)
Accumulated other comprehensive loss	(3,966,167)	—		—		(3,966,167)

Total shareholders’ equity (deficit)	(1,165,602)	1,211,021		(219,571)		(174,152)

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Proceeds to be received at the closing of the sale of the Company’s intermittent testing business.

b)	Assets sold to and liabilities assumed by ITC under the asset purchase agreement.

c)	The net consideration to be received at closing of $4,420,000 (see adjustment “a” above) less the net assets sold of $3,208,979 (see adjustment “b” above) represents the pro forma gain at closing, assuming the transaction occurred on June 30, 2003.

d)	Fifteen percent of the total transaction consideration ($780,000) placed in escrow by ITC for 180 days after closing to fund indemnification obligations, if any, that arise. At the time amounts in escrow are released, the Company will recognize additional gain on the transaction.

e)	Includes payment at the closing date of $416,728, representing accrued salaries ($65,966), accrued vacation ($237,632) and accrued retention bonus ($113,130) earned by employees of the Company’s intermittent testing business that are either transferring to ITC or leaving Diametrics. The cash reduction also includes payment of severance totaling $99,571 for personnel reductions in the Company’s intermittent testing business which will occur as a result of the transaction.

f)	Accrual of estimated legal and accounting fees associated with the transaction, based upon billings to date and estimated remaining charges for these services.

g)	Reflects adjustments to record the impact on equity and deferred compensation of transferring the employees of the Company’s intermittent testing business to ITC who are participants in the Company’s retention agreement.

The Company’s retention agreement, which became effective August 1, 2002, included the grant of restricted stock to certain key employees who remain employed by the Company for at least one year from the agreement’s effective date. The stock grants consisted of the issuance of an aggregate of 329,885 shares of restricted stock, of which 85,692 shares were issued to four employees of the intermittent testing business. The restricted stock vests over a 24-month period, with 50% vesting after 12 months and pro rata vesting of shares over the remaining 12 months to achieve 100% vesting after 24 months. As described in note 11, the aggregate fair value of the restricted common stock on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. Of this amount, $214,230 corresponds to the fair value of the 85,692 shares issued to employees of the intermittent testing business. The deferred compensation for the restricted stock grants is being recognized as expense ratably over the 24-month vesting period. Under the terms of the retention agreement, in the event of involuntary termination of employment from the Company (such as the transfer of employees to ITC), 50% of restricted shares vest if termination occurs prior to August 1, 2003 and a pro rata portion of shares vest if termination occurs on or after August 1, 2003. The retention agreement requires cancellation of remaining unvested shares. Assuming the transaction occurred on June 30, 2003, restricted shares held by employees of the intermittent testing business that are transferring to ITC would be eligible for one month of accelerated vesting to achieve the minimum 50% vesting under the retention agreement, and the remaining 50% of unvested shares held by these employees would be cancelled. The noted adjustments to capital stock and additional paid-in-capital totaling $107,115 reflect the cancellation of 50% of the original $214,230 fair value of the restricted stock held by employees of the intermittent testing business, and the $116,041 adjustment to deferred compensation reflects the acceleration of one month of vesting of the fair value of such restricted stock ($8,926) and write-off of the remaining 50% of fair value associated with the cancelled restricted stock ($107,115).

Note: As described in note 4, the Company’s Series E convertible preferred stock holders have the option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month in the event of the Company’s completion of the sale of the intermittent testing business. The potential impact of this transaction, if it occurred, has not been reflected in the pro forma financial statements.

The following pro forma and unaudited statement of operations for the six months ended June 30, 2003, represents the results of operations as if the sale to ITC occurred on December 31, 2002:

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Six Months Ended June 30, 2003
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Net revenue	$5,003,918	$(3,594,445)	$1,409,473
Cost of revenue	3,955,635	(2,709,334)	1,246,301

Gross profit	1,048,283	(885,111)	163,172

Operating expenses:
Research and development	2,156,746	(1,037,332)	1,119,414
Selling, general and administrative	4,024,882	(965,317)	3,059,565

Total operating expenses	6,181,628	(2,002,649)	4,178,979

Operating loss	(5,133,345)	1,117,538	(4,015,807)
Interest income	10,685	—	10,685
Interest expense	(479,238)	—	(479,238)
Other income, net	1,485,273	3,781	1,489,054

Net loss	(4,116,625)	1,121,319	(2,995,306)
Beneficial conversion feature – preferred stock dividend	(958,962)	—	(958,962)

Net loss available to common shareholders	$(5,075,587)	$1,121,319	$(3,954,268)

Basic and diluted net loss per common share	$(0.19)	$0.04	$(0.15)

Weighted average number of common shares outstanding	26,844,197	26,844,197	26,844,197

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	The Company intends to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2002 represents the results of operations as if the sale to ITC occurred on December 31, 2001.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

(UNAUDITED)

	Year ended December 31, 2002
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$15,962,187	$(10,476,250)	$5,485,937
Other revenue	2,736,000	(1,851,858)	884,142

	18,698,187	(12,328,108)	6,370,079

Cost of revenue	14,714,856	(10,294,347)	4,420,509

Gross profit	3,983,331	(2,033,761)	1,949,570

Operating expenses:
Research and development	4,772,775	(2,529,765)	2,243,010
Selling, general and administrative	5,379,967	(1,184,349)	4,195,618
Restructuring and other charges	886,744	(698,374)	188,370

Total operating expenses	11,039,486	(4,412,488)	6,626,998

Operating loss	(7,056,155)	2,378,727	(4,677,428)

Interest income	86,441	—	86,441
Interest expense	(545,976)	—	(545,976)
Other expense, net	(15,326)	(10,100)	(25,426)

Net loss	$(7,531,016)	$2,368,627	$(5,162,389)

Basic and diluted net loss per common share	$(0.28)	$0.09	$(0.19)

Weighted average number of common shares outstanding	26,804,451	26,804,451	26,804,451

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	The Company intends to make additional business changes, not reflected in the amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2001 represents the results of operations as if the sale to ITC occurred on December 31, 2000.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

(UNAUDITED)

	Year ended December 31, 2001
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$23,888,928	$(13,858,911)	$10,030,017
Other revenue	600,000	—	600,000

	24,488,928	(13,858,911)	10,630,017

Cost of revenue	17,984,341	(11,174,188)	6,810,153

Gross profit	6,504,587	(2,684,723)	3,819,864

Operating expenses:
Research and development	5,137,974	(2,662,335)	2,475,639
Selling, general and administrative	4,944,599	(922,679)	4,021,920

Total operating expenses	10,082,573	(3,585,014)	6,497,559

Operating loss	(3,577,986)	900,291	(2,677,695)

Interest income	323,490	—	323,490
Interest expense	(572,618)	—	(572,618)
Other expense, net	(48,785)	—	(48,785)

Net loss	$(3,875,899)	$900,291	$(2,975,608)

Basic and diluted net loss per common share	$(0.14)	$0.03	$(0.11)

Weighted average number of common shares outstanding	26,762,684	26,762,684	26,762,684

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	We intend to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing our cost structure to be more in line with the reduced size of our ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2000 represents the results of operations as if the sale to ITC occurred on December 31, 1999.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

(UNAUDITED)

	Year ended December 31, 2000
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$22,998,407	$(11,078,997)	$11,919,410
Other revenue	2,260,000	—	2,260,000

	25,258,407	(11,078,997)	14,179,410

Cost of revenue	17,738,103	(9,373,854)	8,364,249

Gross profit	7,520,304	(1,705,143)	5,815,161

Operating expenses:
Research and development	4,962,348	(2,079,720)	2,882,628
Selling, general and administrative	5,300,918	(941,400)	4,359,518

Total operating expenses	10,263,266	(3,021,120)	7,242,146

Operating loss	(2,742,962)	1,315,977	(1,426,985)

Interest income	787,396	—	787,396
Interest expense	(586,616)	—	(586,616)
Other expense, net	(105,435)	—	(105,435)

Net loss	$(2,647,617)	$1,315,977	$(1,331,640)

Basic and diluted net loss per common share	$(0.10)	$0.05	$(0.05)

Weighted average number of common shares outstanding	26,490,826	26,490,826	26,490,826

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	We intend to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing our cost structure to be more in line with the reduced size of our ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

(3) CONVERTIBLE SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. The warrants become exercisable over a one-year period starting April 7, 2004, and fully vest by April 7, 2005. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000 (see following paragraph for additional discussion of the valuation of the modified notes). The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $193,213 was recorded in the second quarter 2003.

The Company engaged an outside valuation firm to assist management in the measurement of the fair value of the modified notes. Management has reviewed and agrees with the assumptions used in the determination of fair value. The primary element of that measurement was the calculation of the estimated present value of the cash flows associated with the notes, including interest and principal payments from the effective date of modification of the notes of April 7, 2003 through the maturity date of the notes of August 4, 2005. A discount rate of approximately 25% was used to calculate the present value of the remaining cash flows associated with the notes. The 25% discount rate represents an estimate of the Company’s cost of capital, and was based upon market studies of venture capitalists’ required return on investment and current trends within the venture capital markets as of the valuation date, with consideration of the Company’s history, status, prospects and risks.

Diametrics Medical, Inc. is an established business with proven technological platforms. However, given the Company’s historic losses and recent changes in its exclusive distribution agreement with Philips, perceived equity investor risk would likely be higher than an alternative equity investment in a larger, profitable business enterprise. Therefore, the most likely investor in the Company would expect venture capital rates of return commensurate with the Company’s business history, status, prospects and risks.

Based upon a review of various independent studies, including a survey by QED Research of 300 venture capitalists (QED Report on Venture Capital Financial Analysis, 1989); Pratt’s Guide to Venture Capital Financial Sources; an analysis of investors’ expected annual returns of companies at various stages of development by William Rygrave, Professor of Free Enterprise at Babson College in Massachusetts; and an analysis of actual annual returns of companies at those stages by Houlihan Valuation Advisors and Venture One, a base required rate of return for a company at a development stage similar to the Company’s would be 25-40% before consideration of company specific factors and the trends in the venture capital markets as of the valuation date. Following are company specific factors and market trends considered in arriving at an appropriate discount rate:

The Company’s technology platforms are proven and viable, and the marketplace has demonstrated an interest in and demand for the Company’s products. Perceived investor risk would likely relate to recent changes in the Company’s distribution channels and methods and management’s ability to execute an alternative and successful marketing and distribution plan, rather than on development of the market. Further, the modified notes are interest bearing and are secured by the assets of the Company’s U.K. subsidiary. Additionally, deteriorating economic conditions over the past two to three years have led to a large scale-back in venture capital investments, with the reduced level of investing activity shifting away from start-up stage companies to companies at a stage of development similar to the Company’s or a later stage. Along with this, venture capitalists have generally reduced their expectations of required rates of return on investment. Consideration of these factors led to the conclusion that investors would likely require returns towards the low end of the 25-40% range discussed above. Therefore, for purposes of determining the fair value of the modified notes, the Company applied a discount rate at the low end of this range of 25% to arrive at the present value of the cash flows associated with the modified notes.

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

	June 30,
	2003		2002
Common stock options	4,270,555		3,389,055
Common stock warrants	6,166,414		1,201,667
Convertible senior secured fixed rate notes	2,013,431		869,047
Convertible preferred stock	2,000,000	(1)	—
Restricted stock	329,885		—

(1)	Based upon a ceiling conversion rate of $.75 per share.

(7) COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,226,004)	$(2,130,588)	$(4,116,625)	$(3,189,579)
Change in cumulative translation adjustment	101,900	128,605	42,885	12,454

Comprehensive loss	$(1,124,104)	$(2,001,983)	$(4,073,740)	$(3,177,125)

(8)	INVENTORIES

	June 30,	December 31,
	2003	2002
Raw materials	$958,156	$1,178,555
Work-in-process	566,389	737,741
Finished goods	1,393,420	1,654,219

	$2,917,965	$3,570,515

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

During the quarter ended June 30, 2003, the Company identified a new critical accounting policy, “Accounting for Debt and Equity Instruments.” As discussed in notes 3 and 4, during the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Senior Secured Fixed Rate Notes and completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants. The Company engaged an outside valuation firm to assist management in the measurement of the fair value of the modified notes. Management has reviewed and agrees with the assumptions used in the determination of fair value. The primary element of that measurement was the calculation of the estimated present value of the cash flows associated with the notes, including interest and principal payments from the effective date of modification of the notes of April 7, 2003 through the maturity date of the notes of August 4, 2005. A discount rate of approximately 25% was used to calculate the present value of the remaining cash flows associated with the notes. The 25% discount rate represents an estimate of the Company’s cost of capital, and was based upon market studies of venture capitalists’ required return on investment and current trends within the venture capital markets as of the valuation date, with consideration of the Company’s history, status, prospects and risks.

Diametrics Medical, Inc. is an established business with proven technological platforms. However, given the Company’s historic losses and recent changes in its exclusive distribution agreement with Philips, perceived equity investor risk would likely be higher than an alternative equity investment in a larger, profitable business enterprise. Therefore, the most likely investor in the Company would expect venture capital rates of return commensurate with the Company’s business history, status, prospects and risks.

Based upon a review of various independent studies, including a survey by QED Research of 300 venture capitalists (QED Report on Venture Capital Financial Analysis, 1989); Pratt’s Guide to Venture Capital Financial Sources; an analysis of investors’ expected annual returns of companies at various stages of development by William Rygrave, Professor of Free Enterprise at Babson College in Massachusetts; and an analysis of actual annual returns of companies at those stages by Houlihan Valuation Advisors and Venture One, a base required rate of return for a company at a development stage similar to the Company’s would be 25-40% before consideration of company specific factors and the trends in the venture capital markets as of the valuation date. Following are company specific factors and market trends considered in arriving at an appropriate discount rate:

The Company’s technology platforms are proven and viable, and the marketplace has demonstrated an interest in and demand for the Company’s products. Perceived investor risk would likely relate to recent changes in the Company’s distribution channels and methods and management’s ability to execute an alternative and successful marketing and distribution plan, rather than on development of the market. Further, the modified notes are interest bearing and are secured by the assets of the

Company’s U.K. subsidiary. Additionally, deteriorating economic conditions over the past two to three years have led to a large scale-back in venture capital investments, with the reduced level of investing activity shifting away from start-up stage companies to companies at a stage of development similar to the Company’s or a later stage. Along with this, venture capitalists have generally reduced their expectations of required rates of return on investment. Consideration of these factors led to the conclusion that investors would likely require returns towards the low end of the 25-40% range discussed above. Therefore, for purposes of determining the fair value of the modified notes, the Company applied a discount rate at the low end of this range of 25% to arrive at the present value of the cash flows associated with the modified notes.

Use of a 25% discount rate resulted in a present value calculation for the remaining interest and principal cash flows of approximately $4.9 million. The fair value of the notes’ conversion rights was calculated at approximately $100,000, determined through use of the Black Scholes Option Pricing Model, resulting in a total estimated fair value of the modified notes of $5 million, as further discussed in note 3. The valuation of the modified notes directly affected the calculation of the amount of the gain recognized on the modification of the notes of $1.5 million. If the Company’s estimate of the appropriate discount rate had been 20% higher or lower, resulting in a discount rate of 30% and 20% at the high and low end of the range, respectively, the present value calculation would have decreased by approximately $400,000 and increased by approximately $460,000, respectively. The impact of such a change in estimate would have increased and decreased by the same amounts the amount of gain recognized on modification of the notes to approximately $1.9 million and $1 million, respectively.

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

The unaudited pro forma consolidated balance sheet and statements of operations filed with this report are presented for illustrative purposes only. The pro forma balance sheet as of June 30, 2003 has been prepared to reflect the sale of the assets and liabilities of the Company’s intermittent testing business to ITC as if such sale had taken place on June 30, 2003, and is not necessarily indicative of the financial position of Diametrics Medical, Inc. had such sale occurred on that date. The pro forma results of operations for the six months ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000 have been prepared assuming that the sale of the Company’s intermittent testing business occurred as of the beginning of each of these periods, and are not necessarily indicative of the results of operations for future periods or the results that actually would have been realized had the Company sold its intermittent testing business as of those dates. The pro forma financial statements, including notes thereto, should be read in conjunction with the historical financial statements of Diametrics Medical, Inc. included in the Company’s filings on Form 10-K for the years ended December 31, 2002, 2001 and 2000 and the unaudited financial statements included in this Form 10-Q for the quarter ended June 30, 2003.

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

Costs and expenses attributed to the intermittent testing business are specific, direct costs primarily associated with that business. As such, they do not reflect general corporate allocations or other non-direct cost savings that may occur as a result of the Company focusing its efforts exclusively on the continuous monitoring business going forward. The Company intends to make additional business changes, not reflected in the following pro forma financial statements, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

As described in note 4, the Company’s Series E convertible preferred stock holders have the option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month in the event of the Company’s completion of the sale of the intermittent testing business. The potential impact of this transaction, if it occurred, has not been reflected in the pro forma financial statements.

The following unaudited pro forma statements represent the June 30, 2003 balance sheet adjusted to reflect the sale of the assets and liabilities of the intermittent testing business to ITC as if such sale had taken place on June 30, 2003:

PRO FORMA CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2003

(UNAUDITED)

	Consolidated June 30, 2003	Pro Forma Adjustments				Pro Forma June 30, 2003
		Net Assets To Be Sold/ Consideration Received		Other Adjustments
ASSETS
Current assets:
Cash and cash equivalents	$1,271,339	$4,420,000	(a)	$(516,299	) (e)	$5,175,040
Accounts receivable	1,160,447	(843,911	) (b)	—		316,536
Amounts due from ITC	—	780,000	(d)	—		780,000
Inventories	2,917,965	(998,152	) (b)	—		1,919,813
Prepaid expenses and other current assets	103,970	(6,510	) (b)	—		97,460

Total current assets	5,453,721	3,351,427		(516,299)		8,288,849

Property and equipment, net	4,096,548	(1,737,942	) (b)	—		2,358,606

Other assets	42,588	—		—		42,588

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,288,248	$(347,536	) (b)	$120,000	(f)	$1,060,712
Accrued expenses	1,349,132	(30,000	) (b)	(416,728	) (e)	902,404
Capital lease obligations and other borrowings	195,601	—		—		195,601
Deferred gain	—	780,000	(d)	—		780,000

Total current liabilities	2,832,981	402,464		(296,728)		2,938,717

Long-term liabilities:
Convertible senior secured fixed rate notes	5,193,213	—		—		5,193,213
Long-term liabilities, excluding current portion	169,064	—		—		169,064
Accrued retirement plan benefit	2,563,201	—		—		2,563,201

Total liabilities	10,758,459	402,464		(296,728)		10,864,195

Shareholders’ equity (deficit):
Capital stock	272,197	—		(428	) (g)	271,769
Additional paid-in capital	151,469,159	—		(106,687	) (g)	151,362,472
Accumulated deficit	(148,494,073)	1,211,021	(c)	(516,299	) (e)	—
				(120,000	) (f)	—
				416,728	(e)	—
				(8,926	) (g)	(147,511,549)
Deferred compensation	(446,718)	—		116,041	(g)	(330,677)
Accumulated other comprehensive loss	(3,966,167)	—		—		(3,966,167)

Total shareholders’ equity (deficit)	(1,165,602)	1,211,021		(219,571)		(174,152)

	$9,592,857	$1,613,485		$(516,299)		$10,690,043

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Proceeds to be received at the closing of the sale of the Company’s intermittent testing business.
b)	Assets sold to and liabilities assumed by ITC under the asset purchase agreement.

c)	The net consideration to be received at closing of $4,420,000 (see adjustment “a” above) less the net assets sold of $3,208,979 (see adjustment “b” above) represents the pro forma gain at closing, assuming the transaction occurred on June 30, 2003.
d)	Fifteen percent of the total transaction consideration ($780,000) placed in escrow by ITC for 180 days after closing to fund indemnification obligations, if any, that arise. At the time amounts in escrow are released, the Company will recognize additional gain on the transaction.
e)	Includes payment at the closing date of $416,728, representing accrued salaries ($65,966), accrued vacation ($237,632) and accrued retention bonus ($113,130) earned by employees of the Company’s intermittent testing business that are either transferring to ITC or leaving Diametrics. The cash reduction also includes payment of severance totaling $99,571 for personnel reductions in the Company’s intermittent testing business which will occur as a result of the transaction.
f)	Accrual of estimated legal and accounting fees associated with the transaction, based upon billings to date and estimated remaining charges for these services.
g)	Reflects adjustments to record the impact on equity and deferred compensation of transferring the employees of the Company’s intermittent testing business to ITC who are participants in the Company’s retention agreement.

The Company’s retention agreement, which became effective August 1, 2002, included the grant of restricted stock to certain key employees who remain employed by the Company for at least one year from the agreement’s effective date. The stock grants consisted of the issuance of an aggregate of 329,885 shares of restricted stock, of which 85,692 shares were issued to four employees of the intermittent testing business. The restricted stock vests over a 24-month period, with 50% vesting after 12 months and pro rata vesting of shares over the remaining 12 months to achieve 100% vesting after 24 months. As described in note 11, the aggregate fair value of the restricted common stock on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. Of this amount, $214,230 corresponds to the fair value of the 85,692 shares issued to employees of the intermittent testing business. The deferred compensation for the restricted stock grants is being recognized as expense ratably over the 24-month vesting period. Under the terms of the retention agreement, in the event of involuntary termination of employment from the Company (such as the transfer of employees to ITC), 50% of restricted shares vest if termination occurs prior to August 1, 2003 and a pro rata portion of shares vest if termination occurs on or after August 1, 2003. The retention agreement requires cancellation of remaining unvested shares. Assuming the transaction occurred on June 30, 2003, restricted shares held by employees of the intermittent testing business that are transferring to ITC would be eligible for one month of accelerated vesting to achieve the minimum 50% vesting under the retention agreement, and the remaining 50% of unvested shares held by these employees would be cancelled. The noted adjustments to capital stock and additional paid-in-capital totaling $107,115 reflect the cancellation of 50% of the original $214,230 fair value of the restricted stock held by employees of the intermittent testing business, and the $116,041 adjustment to deferred compensation reflects the acceleration of one month of vesting of the fair value of such restricted stock ($8,926) and write-off of the remaining 50% of fair value associated with the cancelled restricted stock ($107,115).

Note: As described in note 4, the Company’s Series E convertible preferred stock holders have the option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month in the event of the Company’s completion of the sale of the intermittent testing business. The potential impact of this transaction, if it occurred, has not been reflected in the pro forma financial statements.

The following pro forma and unaudited statement of operations for the six months ended June 30, 2003, represents the results of operations as if the sale to ITC occurred on December 31, 2002:

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

	Six Months Ended June 30, 2003
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Net revenue	$5,003,918	$(3,594,445)	$1,409,473

Cost of revenue	3,955,635	(2,709,334)	1,246,301

Gross profit	1,048,283	(885,111)	163,172

Operating expenses:

Research and development	2,156,746	(1,037,332)	1,119,414
Selling, general and administrative	4,024,882	(965,317)	3,059,565

Total operating expenses	6,181,628	(2,002,649)	4,178,979

Operating loss	(5,133,345)	1,117,538	(4,015,807)

Interest income	10,685	—	10,685
Interest expense	(479,238)	—	(479,238)
Other income, net	1,485,273	3,781	1,489,054

Net loss	(4,116,625)	1,121,319	(2,995,306)

Beneficial conversion feature – preferred stock Dividend	(958,962)	—	(958,962)

Net loss available to common shareholders	$(5,075,587)	$1,121,319	$(3,954,268)

Basic and diluted net loss per common share	$(0.19)	$0.04	$(0.15)

Weighted average number of common shares outstanding	26,844,197	26,844,197	26,844,197

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	The Company intends to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2002 represents the results of operations as if the sale to ITC occurred on December 31, 2001.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

(UNAUDITED)

	Year ended December 31, 2002
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$15,962,187	$(10,476,250)	$5,485,937
Other revenue	2,736,000	(1,851,858)	884,142

	18,698,187	(12,328,108)	6,370,079

Cost of revenue	14,714,856	(10,294,347)	4,420,509

Gross profit	3,983,331	(2,033,761)	1,949,570

Operating expenses:
Research and development	4,772,775	(2,529,765)	2,243,010
Selling, general and administrative	5,379,967	(1,184,349)	4,195,618
Restructuring and other charges	886,744	(698,374)	188,370

Total operating expenses	11,039,486	(4,412,488)	6,626,998

Operating loss	(7,056,155)	2,378,727	(4,677,428)

Interest income	86,441	—	86,441
Interest expense	(545,976)	—	(545,976)
Other expense, net	(15,326)	(10,100)	(25,426)

Net loss	$(7,531,016)	$2,368,627	$(5,162,389)

Basic and diluted net loss per common share	$(0.28)	$0.09	$(0.19)

Weighted average number of common shares outstanding	26,804,451	26,804,451	26,804,451

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	The Company intends to make additional business changes, not reflected in the amounts above, with the objective of reducing its cost structure to be more in line with the reduced size of its ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2001 represents the results of operations as if the sale to ITC occurred on December 31, 2000.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

(UNAUDITED)

	Year ended December 31, 2001
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$23,888,928	$(13,858,911)	$10,030,017
Other revenue	600,000	—	600,000

	24,488,928	(13,858,911)	10,630,017

Cost of revenue	17,984,341	(11,174,188)	6,810,153

Gross profit	6,504,587	(2,684,723)	3,819,864

Operating expenses:
Research and development	5,137,974	(2,662,335)	2,475,639
Selling, general and administrative	4,944,599	(922,679)	4,021,920

Total operating expenses	10,082,573	(3,585,014)	6,497,559

Operating loss	(3,577,986)	900,291	(2,677,695)

Interest income	323,490	—	323,490
Interest expense	(572,618)	—	(572,618)
Other expense, net	(48,785)	—	(48,785)

Net loss	$(3,875,899)	$900,291	$(2,975,608)

Basic and diluted net loss per common share	$(0.14)	$0.03	$(0.11)

Weighted average number of common shares outstanding	26,762,684	26,762,684	26,762,684

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	We intend to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing our cost structure to be more in line with the reduced size of our ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

The following pro forma and unaudited statement of operations for the year ended December 31, 2000 represents the results of operations as if the sale to ITC occurred on December 31, 1999.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

(UNAUDITED)

	Year ended December 31, 2000
	As Reported	Pro Forma Adjustments (a)	Pro Forma Adjusted (b)
Revenue
Product revenue	$22,998,407	$(11,078,997)	$11,919,410
Other revenue	2,260,000	—	2,260,000

	25,258,407	(11,078,997)	14,179,410

Cost of revenue	17,738,103	(9,373,854)	8,364,249

Gross profit	7,520,304	(1,705,143)	5,815,161

Operating expenses:
Research and development	4,962,348	(2,079,720)	2,882,628
Selling, general and administrative	5,300,918	(941,400)	4,359,518

Total operating expenses	10,263,266	(3,021,120)	7,242,146

Operating loss	(2,742,962)	1,315,977	(1,426,985)

Interest income	787,396	—	787,396
Interest expense	(586,616)	—	(586,616)
Other expense, net	(105,435)	—	(105,435)

Net loss	$(2,647,617)	$1,315,977	$(1,331,640)

Basic and diluted net loss per common share	$(0.10)	$0.05	$(0.05)

Weighted average number of common shares outstanding	26,490,826	26,490,826	26,490,826

Pro forma adjustments to reflect the sale of the intermittent testing business to ITC include:

a)	Elimination of operating results of the intermittent testing business.
b)	We intend to make additional business changes, not reflected in the adjusted amounts above, with the objective of reducing our cost structure to be more in line with the reduced size of our ongoing business. These changes are expected to involve the termination of certain employees in the Company’s corporate headquarters and continuous monitoring business, as well as the potential termination of operating leases associated with certain Company facilities. As such, the Company expects to incur charges after the closing of the transaction for severance and other exit costs, which are not reflected in the pro forma financial statements. Given the evolving nature of these and potentially other business changes, the Company is unable to provide an estimate of the associated charges at this time.

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

Selling, general and administrative expenses totaled $1,976,389 and $4,024,882 for the three and six months ended June 30, 2003, compared to $1,345,102 and $2,529,048 for the same periods in 2002. The 47% and 59% respective increase in expense between periods was primarily impacted by the establishment during the fourth quarter 2002 of a direct sales force and increased marketing activities stemming from the termination of the exclusive agreement with Philips.. The Company’s establishment of a direct sales force and associated marketing activities resulted in an increase in the average number of sales and marketing personnel of approximately 13, and a related increase in travel and promotional costs, causing total sales and marketing expenses for the three and six months ended June 30, 2003 to rise by approximately $631,000 and $1.3 million, respectively. The remaining increase in total selling, general and administrative expenses during the six months ended June 30, 2003, was due to an increase in general and administrative expenses of $224,000, stemming primarily from increased costs for executive compensation and insurance.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.		Method of Filing

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company	(1)

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	(1)

10.1	1990 Stock Option Plan, as amended and restated	(1)

10.2	First Amendment to Note Purchase Agreement, dated April 7, 2003, between the Company and the Purchasers named therein	(1)

10.3	Form of First Amended and Restated Convertible Senior Secured Fixed Rate Note due August 4, 2005	(1)

10.4	Form of Stock Purchase Warrant, dated April 7, 2003	(1)

10.5*	Amendment to Manufacturing and Distribution Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	(1)

10.6 *	Portal Manufacturing Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	(1)

10.7	Subscription Agreement for shares of Series E Convertible Preferred Stock and Common Stock Warrant, dated May 12, 2003, between the Company and the Purchasers named therein	(1)

10.8	Form of Stock Purchase Warrant, dated May 12, 2003	(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act	(1)

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.5 and 10.6 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

b.	Reports on Form 8-K.

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

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Glen Winchell
W. Glen Winchell Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated:	September 4, 2003