Form 10-Q/A
period 2003-06-30
DIAMETRICS MEDICAL INC
filed 2003-10-24
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE:

This amendment No. 2 amends the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003 and amended on Form10-Q/A filed September 4, 2003 (the “Form 10-Q”), for the sole purpose of refiling Exhibit 10.5 filed herewith. This quarterly report on Form 10-Q/A is identical to the Form 10-Q, as previously amended, in all other respects. Except as otherwise specifically noted, all information contained herein is as of June 30, 2003 and does not reflect any events or changes in information that may have occurred subsequent to that date.

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

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Glen Winchell
W. Glen Winchell Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated:	October 24, 2003