Form 10-Q
period 2003-09-30
DIAMETRICS MEDICAL INC
filed 2003-11-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 27,125,457 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$609,595	$809,249	$2,019,068	$5,021,319
Other revenue	200,000	884,142	200,000	884,142

Total revenue	809,595	1,693,391	2,219,068	5,905,461

Cost of revenue	551,746	972,321	1,798,047	3,795,931

Gross profit	257,849	721,070	421,021	2,109,530

Operating expenses:
Research and development	546,147	476,937	1,665,561	1,618,955
Selling, general and administrative	1,264,860	1,159,140	4,324,425	3,102,490
Restructuring and other nonrecurring charges	650,538	92,516	650,538	692,527

Total operating expenses	2,461,545	1,728,593	6,640,524	5,413,972

Operating loss	(2,203,696)	(1,007,523)	(6,219,503)	(3,304,442)

Interest income	1,252	15,094	11,937	69,064
Interest expense	(401,538)	(137,499)	(880,776)	(408,520)
Gain on modification of convertible notes	—	—	1,500,000	—
Other expense, net	(27,908)	(620)	(38,854)	(17,409)

Net loss before discontinued operations	(2,631,890)	(1,130,548)	(5,627,196)	(3,661,307)

Discontinued operations:
Loss from discontinued operations	(949,717)	(44,640)	(2,071,036)	(703,460)
Gain on sale of discontinued operations	1,832,059	—	1,832,059	—

Income (loss) from discontinued operations	882,342	(44,640)	(238,977)	(703,460)

Net loss	(1,749,548)	(1,175,188)	(5,866,173)	(4,364,767)
Beneficial conversion feature—preferred stock dividend	—	—	(958,962)	—

Net loss available to common shareholders	$(1,749,548)	$(1,175,188)	$(6,825,135)	$(4,364,767)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.09)	$(0.04)	$(0.24)	$(0.14)
Discontinued operations:
Loss from discontinued operations	(0.04)	(0.00)	(0.08)	(0.02)
Gain on sale of discontinued operations	0.07	—	0.07	—

Net income (loss) from discontinued operations	0.03	(0.00)	(0.01)	(0.02)

Net loss	$(0.06)	$(0.04)	$(0.25)	$(0.16)

Weighted average number of common shares outstanding	27,124,485	26,819,165	26,892,882	26,812,283

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,062,440	$3,964,791
Restricted cash	724,923	—
Accounts receivable	327,184	284,540
Inventories	1,807,041	2,265,160
Prepaid expenses and other current assets	221,189	334,254
Assets of discontinued operations	—	4,230,383

Total current assets	7,142,777	11,079,128

Property and equipment	7,149,368	6,478,930
Less accumulated depreciation and amortization	(4,881,395)	(4,113,981)

	2,267,973	2,364,949

Other assets	76,015	6,700

	$9,486,765	$13,450,777

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,616,617	$695,193
Accrued expenses	1,678,969	1,252,658
Convertible senior secured fixed rate notes	—	7,300,000
Mandatorily redeemable preferred stock	750,000	—
Deferred credits and revenue	824,923	—
Capital lease obligations and other borrowings	160,613	194,348
Liabilities of discontinued operations	—	586,784

Total current liabilities	5,031,122	10,028,983

Long-term liabilities:
Convertible senior secured fixed rate notes (net of discount of $1,891,774)	5,408,226	—
Long-term liabilities, excluding current portion	87,166	187,697
Accrued retirement plan benefit	2,563,201	2,563,201

Total liabilities	13,089,715	12,779,881

Shareholders’ equity (deficit):
Preferred stock, $.01 par value: 5,000,000 authorized, 7,500 and no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	75	—
Common stock, $.01 par value: 60,000,000 authorized, 27,125,457 and 27,165,336 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	271,255	271,653
Additional paid-in capital	150,500,019	148,479,677
Accumulated deficit	(150,243,621)	(143,418,486)
Deferred compensation	(133,854)	(652,896)
Accumulated other comprehensive loss	(3,996,824)	(4,009,052)

Total shareholders’ equity (deficit)	(3,602,950)	670,896

	$9,486,765	$13,450,777

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,866,173)	$(4,364,767)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	2,071,036	703,460
Gain on sale of discontinued operations	(1,832,059)	—
Depreciation and amortization	553,354	516,604
Gain on modification of convertible senior secured fixed rate notes	(1,500,000)	—
Accretion of convertible senior secured fixed rate notes	408,226	—
Stock-based compensation	300,342	123,770
Changes in operating assets and liabilities (net of effect of operations sold):
Accounts receivable	(42,644)	776,859
Inventories	458,119	129,753
Prepaid expenses and other current assets	113,065	(121,476)
Accounts payable	921,424	37,979
Accrued expenses	426,311	325,520
Deferred credits and revenue	824,923	(420,000)

Net cash used in continuing operating activities	(3,164,076)	(2,292,298)

Cash flows from investing activities:
Purchases of property and equipment	(363,941)	(357,771)
Proceeds from maturities of marketable securities	—	749,141
Net proceeds from sale of discontinued operations	4,153,938	—
Proceeds from sale of discontinued operations placed in escrow	(724,923)	—

Net cash provided by investing activities	3,065,074	391,370

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(153,243)	(221,814)
Convertible senior secured fixed rate notes extension costs	(81,306)	—
Proceeds from borrowings	—	31,240
Net proceeds from the issuance of preferred stock	1,205,270	—
Net proceeds from the issuance of common stock	24,487	71,979

Net cash provided by (used in) financing activities	995,208	(118,595)

Net cash used by discontinued operations	(749,316)	(1,899,274)
Effect of exchange rate changes on cash and cash equivalents	(49,241)	(98,332)

Net increase (decrease) in cash and cash equivalents	97,649	(4,017,129)

Cash and cash equivalents at beginning of period	3,964,791	7,654,845

Cash and cash equivalents at end of period	$4,062,440	$3,637,716

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$426,059	$408,520

Supplemental disclosure of noncash investing and financing activities:

-	The Company entered into capital lease obligations for equipment of $18,977 during the nine months ended September 30, 2003.

-	As further described in note 3, effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes. The modified notes and associated warrants to purchase 4.3 million shares of common stock were recorded in the second quarter 2003 as debt and equity, respectively, at their respective fair values of $5 million and $800,000, and the $7.3 million carrying value of the original notes was retired.

-	As further described in note 4, effective May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

Prior-year results of operations for the Company’s discontinued intermittent testing business have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on the Company’s previously reported consolidated financial position, net loss or cash flows.

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

Diametrics Medical, Inc. is an established business with proven technological platforms. However, given the Company’s historic losses and changes in its exclusive distribution agreement with Philips effective November 1, 2002, perceived equity investor risk would likely be higher than an alternative equity investment in a larger, profitable business enterprise. Therefore, the most likely investor in the Company would expect venture capital rates of return commensurate with the Company’s business history, status, prospects and risks.

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

Use of a 25% discount rate resulted in a present value calculation for the remaining interest and principal cash flows of approximately $4.9 million. The fair value of the notes’ conversion rights was calculated at approximately $100,000, determined through use of the Black Scholes Option Pricing Model, resulting in a total estimated fair value of the modified notes of $5 million. The valuation of the modified notes directly affected the calculation of the amount of the gain recognized on the modification of the notes of $1.5 million. If the Company’s estimate of the appropriate discount rate had been 20% higher or lower, resulting in a discount rate of 30% and 20% at the high and low end of the range, respectively, the present value calculation would have decreased by approximately $400,000 and increased by approximately $460,000, respectively. The impact of such a change in estimate would have increased and decreased by the same amounts the amount of gain recognized on modification of the notes to approximately $1.9 million and $1 million, respectively.

No other changes to the Company’s critical accounting policies have been made during the quarter ended September 30, 2003. The Company has, however, made changes to manage its exposure associated with future funding of its Retirement Plan, and has provided information on the financial impact of applying different assumptions to the valuation of the Retirement Plan, as further discussed under Item 3, “Quantitative and Qualitative Disclosure About Market Risk.”

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(2) DISCONTINUED OPERATIONS

On July 18, 2003, the Company announced that it had entered into an asset purchase agreement with International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, whereby ITC would acquire substantially all of the assets used in the operation of the Company’s intermittent testing business. On September 29, 2003, the Company completed the sale of assets to ITC. Pursuant to the terms of the agreement, ITC paid approximately $5.2 million in cash and assumed certain liabilities, including trade payables of approximately $583,000 and product warranty obligations estimated at $30,000. Of the $5.2 million cash payment, approximately $725,000 is held in escrow and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. The escrowed amount of $725,000 has been recorded as restricted cash with an offset to deferred credits in current liabilities. As provided for under the agreement, ITC chose to assume trade payables of the intermittent testing business in excess of an established $550,000 ceiling, and will deduct the excess amount of $33,000 from initial escrow proceeds of $758,000. Based upon a review of SFAS No. 144, “Accounting for the Impairment of Long-lived Assets,” the Company has assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective September 19, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million. Proceeds from the sale of the Company’s intermittent testing business will be used to fund and grow the Company’s continuous monitoring business.

Following are summary operating results of the intermittent testing business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$1,227,551	$4,351,805	$4,821,996	$10,878,540
Gross profit	$123,015	$978,978	$1,008,126	$2,370,547
Net loss	$(949,717)	$(44,640)	$(2,071,036)	$(703,460)

(3) CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. The warrants become exercisable over a one-year period starting April 7, 2004, and fully vest by April 7, 2005. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $215,013 and $408,226 were recorded in the three and nine months ended September 30, 2003, respectively.

In August 2003, the note holders agreed to further amend the Note Purchase Agreement to defer the timing of interest payments on the notes for the first and second quarters of 2003, amounting to approximately $254,000, as well as increase their security position to include all unencumbered assets of the Company. The deferred interest was fully paid to the note holders in September 2003.

(4) SERIES E CONVERTIBLE PREFERRED STOCK INTERIM FINANCING

On May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock at a price of $100 per share. The preferred stock is convertible at any time into the Company’s common stock at 88% of the volume weighted average trading price of the common stock for the five consecutive trading days before the conversion date, subject to a maximum and minimum conversion price of $.75 per share and $.35 per share, respectively. The preferred stock is callable by the Company during the first 12 months at the original purchase price plus a return of 2% per month from the date of investment, and 50% may be put back to the Company in the event of the Company’s completion of the sale of its intermittent testing business, at the original purchase price plus a return of 1% per month. Five-year warrants to purchase 735,000 shares of the Company’s common stock at $.35 per share were also issued in conjunction with the financing. The warrants are exercisable after the conversion of the preferred stock. Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 for the preferred stock and warrants, respectively, were recorded as equity in the second quarter 2003. The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $958,962 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year-to-date period in 2003.

Effective upon the sale of the Company’s intermittent testing business, the holders of the Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. As prescribed by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company’s balance sheet as of September 30, 2003 reflects a reclassification of $750,000 from equity to current liabilities for the mandatorily redeemable preferred stock. The accrued interest expense associated with the redemption was included in accrued expenses at September 30, 2003.

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

The Company incurred consolidated net losses of $5,866,173 and $4,364,767 (including net losses from continuing operations of $5,627,196 and $3,661,307) for the nine months ended September 30, 2003 and 2002, respectively, incurred a net loss of $7,531,016 (including a net loss from continuing operations of $5,666,547) for the year ended December 31, 2002, and has incurred net losses since inception. The 2003 year-to-date net loss is net of a $1.8 million gain recognized on the sale of the Company’s intermittent testing business and a $1.5 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 3.

Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. The unfavorable financial impact of this transition on 2003 results, however, will be partially offset by the nonrecurring gains discussed above and an expected reduction in the Company’s operating loss in the fourth quarter as a result of the sale of the Company’s intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including restricted cash) increased by approximately $823,000 during the nine months ended September 30, 2003 to $4.8 million, largely impacted by gross proceeds of $5.1 million in the third quarter from the sale of the Company’s intermittent testing business. In addition to the sale proceeds, cash was affected during the nine month period by positive changes in working capital from continuing operations (exclusive of deferred credits) of approximately $1.9 million and net proceeds of $1.2 million from the Company’s preferred stock financing, all partially offset by a year-to-date consolidated net loss before non-cash items of approximately $7.3 million.

As discussed in note 2, “Discontinued Operations,” on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s convertible senior secured fixed rate notes. Proceeds from the sale also included approximately $725,000 which will be held in escrow and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or otherwise expected to be available to the Company through purchase from Philips, has allowed a reduction in inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. Proceeds from the sale of the Company’s intermittent testing business increased the Company’s cash reserves, and the sale of this business will reduce the Company’s cash usage rate. The Company’s current cash reserves, plus future revenues and related receivable collections, are expected to fund operations into early to mid 2004. The Company plans to raise additional capital during the first half of 2004 in order to implement its long-term business strategy. Such funding could include the issuance of additional equity or debt securities to the extent funding raised from other strategic business alternatives is not sufficient to meet the Company’s funding requirements. In May 2003, the Company received shareholder approval to increase its number of authorized shares of common stock by 15 million shares, enhancing the Company’s ability to pursue additional financing. As of September 30, 2003, the primary funding for the operations of the Company has been approximately $150 million raised through public and private sales of its equity securities and issuances of convertible promissory notes.

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

The Company’s long-term capital requirements for the development of its continuous monitoring business will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

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

	September 30,
	2003		2002
Common stock options	4,150,022		3,249,430
Common stock warrants	4,999,747		1,201,667
Convertible senior secured fixed rate notes	2,013,431		869,047
Convertible preferred stock	1,000,000	(1)	—
Restricted stock	53,542		313,511

(1)	Based upon a ceiling conversion rate of $.75 per share.

(7) COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,749,548)	$(1,175,188)	$(5,866,173)	$(4,364,767)
Change in cumulative translation adjustment	(30,657)	51,294	12,228	63,748

Comprehensive loss	$(1,780,205)	$(1,123,894)	$(5,853,945)	$(4,301,019)

(8) INVENTORIES

	September 30, 2003	December 31, 2002
Raw materials	$250,827	$766,198
Work-in-process	302,928	452,097
Finished goods	1,253,286	1,046,865

	$1,807,041	$2,265,160

(9) STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. As a result, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Actual net loss available to common shareholders	$(1,749,548)	$(1,175,188)	$(6,825,135)	$(4,364,767)
Pro forma stock-based compensation expense	(419,081)	(564,676)	(1,193,382)	(1,695,603)

Pro forma net loss available to common shareholders	$(2,168,629)	$(1,739,864)	$(8,018,517)	$(6,060,370)

Actual basic and diluted net loss per share	$(0.06)	$(0.04)	$(0.25)	$(0.16)
Pro forma stock-based compensation expense	(0.02)	$(0.02)	(0.04)	(0.07)

Pro forma basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.29)	$(0.23)

The per share weighted-average fair value of options granted under the Company’s stock option plans for the three and nine months ended September 30, 2003 was $.77 and $.73, respectively, compared to $3.04 for the nine months ended September 30, 2002 (no stock options were granted during the three months ended September 30, 2002), determined using the Black Scholes option-pricing model with the following assumptions: for both years, an expected life of five years and no dividends, and for 2003, an annualized average volatility of 98.7% and an average risk-free interest rate of 2.7%, and for 2002, an annualized volatility of 91.5% and a risk-free interest rate of 3.76%.

(10) DEFERRED COMPENSATION

In July 2002, the Compensation Committee of the Company’s Board of Directors approved a retention plan for certain of the Company’s key employees. The plan, which became effective August 1, 2002, provided for a cash bonus and restricted stock grants for certain key employees who remained employed by the Company for at least one year from the plan’s effective date. The stock grants consisted of the issuance of an aggregate of 329,885 shares of restricted common stock to 14 key employees. The fair value of the common stock on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The deferred compensation for the restricted stock grants is being recognized as expense ratably over the two-year vesting period. Expense associated with the cash bonus approximated $400,000, and was accrued and recognized over a one-year vesting period. Compensation expense of approximately $554,000 was recognized during the nine months ended September 30, 2003, in connection with the cash bonus and restricted stock grants.

Under the terms of the retention agreement, in the event of involuntary termination, including transfer of employees to ITC, 50% of a participant’s restricted shares vest if termination occurs prior to August 1, 2003 and a pro rata portion of shares vest for each full month of employment if termination occurs on or after August 1, 2003. The retention agreement requires cancellation of remaining unvested shares. As a result of the sale of the Company’s intermittent testing business to ITC, and also due to involuntary employee terminations in the Company’s continuing operations, 87,482 restricted shares previously granted to participating employees were cancelled as of September 30, 2003. This resulted in the retirement of approximately $219,000 of common stock and additional paid-in capital and a corresponding reduction in deferred compensation as of September 30, 2003.

(11) RELATED PARTY TRANSACTIONS

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

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease. As of September 30, 2003, the outstanding balance of the capital lease was approximately $188,000.

Two of the Company’s distributors, Philips and Codman, are shareholders of the Company. Philips has an approximate 7% beneficial ownership interest (including outstanding warrants) in the Company, and Codman has an approximate 3% ownership interest. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003 and further amended effective November 1, 2003, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003. Sales to Philips and Codman included in continuing operations for the nine months ended September 30, 2003 and 2002 were approximately $638,000 and $5.5 million, respectively. Outstanding accounts receivable with these parties represented less than 5% of total outstanding accounts receivable as of September 30, 2003, and 38% of accounts receivable relating to the Company’s continuing operations as of December 31, 2002.

(12) RESTRUCTURING AND OTHER NONRECURRING CHARGES

As a result of the Company’s sale of its intermittent testing business and also as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company eliminated certain general and administrative and sales support positions, resulting in restructuring and other nonrecurring charges of approximately $758,000 in the third quarter 2003. These charges affected five employees in the Company’s discontinued intermittent testing business for which the Company incurred restructuring charges for severance costs of approximately $107,000, included in discontinued operations in the Statements of Operations for the three and nine months ended September 30, 2003. Additionally, two positions were eliminated and one officer level resignation occurred in the Company’s continuing operations, resulting in restructuring charges of approximately $405,000 and other nonrecurring charges of approximately $246,000, respectively, all for severance and related benefits costs. These charges are included in continuing operations as restructuring and other nonrecurring charges in the Statements of Operations for the three and nine months ended September 30, 2003. Of the total restructuring and other nonrecurring charges of $758,000, the Company has paid approximately $659,000 to date, and expects to pay another $67,000 by December 31, 2003 and the remaining $32,000 proratably over the twelve months ending September 30, 2004. The Company expects the third quarter restructuring activities to result in annualized savings for its continuing operations of approximately $346,000.

(13) CURTAILMENT OF DEFINED BENEFIT RETIREMENT PLAN

The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the plan’s valuation date of December 31, 2002, reflecting a $1.6 million increase in the plan’s underfunded status relative to the prior year. As a result, the Company’s balance sheet at December 31, 2002 reflected significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to the prior year. This occurred due to an environment of weaker investment performance in the global markets over the past two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan is expected to improve relative to current levels over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company has modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan will be frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Retirement Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation.

The closing of the Retirement Plan to future accrual of benefits is considered a curtailment under SFAS No. 88, “Employer’s Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment resulted in a reduction in the projected benefit obligation under the Retirement Plan of approximately $634,000 as of September 30, 2003, based upon an updated valuation of the Retirement Plan as of that date. This, combined with improvements in the market value of the Retirement Plan fund investments, reduced the underfunded status of the Retirement Plan to approximately $1.9 million as of September 30, 2003, a $1.1 million improvement from the underfunded status as of December 31, 2002. The Company has analyzed the impact of the Retirement Plan curtailment under SFAS No. 88, and has concluded that no significant financial statement adjustments or gain or loss recognition is required as of September 30, 2003. Effective December 31, 2003, an updated valuation of the Retirement Plan will be performed, and resulting changes in the minimum pension liability and accrued benefit liability will recorded at that time.

(14) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC SALES

Major customers with which the Company generated revenues in 2003 in excess of 10% of total revenues from continuing operations included Codman, the Company’s exclusive distributor for its Neurotrend cerebral tissue monitoring system, and Philips, a distributor for the Company’s TrendCare disposable sensors and related accessories. Revenues with Codman comprised 26% and 16% of total revenue for the three and nine months ended September 30, 2003, respectively, and included a $200,000 cash payment in lieu of minimum purchase requirements under the terms of the distribution agreement. Sales to Philips comprised 13% of total revenue during the nine months ended September

30, 2003, but only 2% for the three months ended September 30, 2003. Revenues with Philips comprised 95% and 89% of total revenue from continuing operations during the three and nine months ended September 30, 2002, respectively, while revenues with Codman during these periods comprised less than 5% of total revenues.

Products sold internationally, consisting primarily of sales in Europe, comprised approximately 82% and 78% of total product revenue from continuing operations for the three and nine months ended September 30, 2003, with remaining product revenue in each period generated in the United States. As sales in 2002 were primarily to Philips, comparable information on the geographic distribution of sales for 2002 is not available.

(15) NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the measurement and allocation of revenue from sales undertakings to deliver more than one product or service. The Company adopted the provisions of EITF 00-21 effective July 1, 2003. Sales of the Company’s hardware and disposable sensors are priced and sold separately and have readily determined fair market values based upon sales histories of these products. As such, the hardware and disposable sensors have stand-alone value to the customer. Sales to distributors and existing end-user customers are specifically priced for each product and have no right of return, except for standard warranty provisions. Revenue is recognized upon shipment of products to distributors and direct customers or, in the case of trial monitors placed directly with end-user customers, upon the customer’s acceptance of the product. As the Company implements its new sales distribution model, sales to new direct end-user customers will become a significant portion of total sales. Sales to these customers are similar to other sales, except these customers may require training on the products. This usually occurs during a product evaluation period completed prior to the customer making the purchase. Revenue for these sales transactions is recognized when the purchase is made at the end of the evaluation period. In the event more than an insignificant amount of post-sales training is required as part of the sale to an end-user customer, the Company will defer the greater of the relative fair value of that training or any contingent payments until the training is completed in accordance with EITF 00-21. Completion of the training is probable and under the Company’s control, so it should not result in a delay in the timing of revenue recognition for the hardware or disposable sensors. Further, the relative fair value of the training bundled with a sales transaction can be readily determined based on prices charged to customers in sale transactions where service is not bundled. As the Company implements its new sales distribution model and expands its sales to new direct end-user customers, the impact of applying EITF 00-21 will become more evident, but the Company does not expect the application of EITF 00-21 to have a significant impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not had a significant impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or dates or upon an event that is certain to occur. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and has applied its provisions to the classification at September 30, 2003 of the $750,000 of Series E convertible preferred stock that was put back to the Company effective with the sale of the Company’s intermittent testing business.

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

Diametrics Medical, Inc. is an established business with proven technological platforms. However, given the Company’s historic losses and changes in its exclusive distribution agreement with Philips effective November 1, 2002, perceived equity investor risk would likely be higher than an alternative equity investment in a larger, profitable business enterprise. Therefore, the most likely investor in the Company would expect venture capital rates of return commensurate with the Company’s business history, status, prospects and risks.

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

Use of a 25% discount rate resulted in a present value calculation for the remaining interest and principal cash flows of approximately $4.9 million. The fair value of the notes’ conversion rights was calculated at approximately $100,000, determined through use of the Black Scholes Option Pricing Model, resulting in a total estimated fair value of the modified notes of $5 million. The valuation of the modified notes directly affected the calculation of the amount of the gain recognized on the modification of the notes of $1.5 million. If the Company’s estimate of the appropriate discount rate had been 20% higher or lower, resulting in a discount rate of 30% and 20% at the high and low end of the range, respectively, the present value calculation would have decreased by approximately $400,000 and increased by approximately $460,000, respectively. The impact of such a change in estimate would have increased and decreased by the same amounts the amount of gain recognized on modification of the notes to approximately $1.9 million and $1 million, respectively.

No other changes to the Company’s critical accounting policies have been made during the quarter ended September 30, 2003. The Company has, however, made changes to manage its exposure associated with future funding of its Retirement Plan, and has provided information on the financial impact of applying different assumptions to the valuation of the Retirement Plan under Item 3, “Quantitative and Qualitative Disclosure About Market Risk.”

The Company’s discussion and analysis of results of operations and financial condition include forward-looking statements, which may include statements regarding the Company’s expectations about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties. Actual results may differ materially from the Company’s expectations depending on a variety of important factors, including, but not limited to such factors as the Company’s ability to successfully implement its new business model; the Company’s ability to raise an adequate level of capital to fund its operations; market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-Q.

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

Summary

As described in “Discontinued Operations” under note 2 to the Consolidated Financial Statements, the Company completed the sale of its intermittent testing business to ITC effective September 29, 2003. Unless otherwise indicated, the following description of the Company’s business excludes discussion of the intermittent testing business sold to ITC.

Diametrics Medical, Inc. develops and manufactures critical care blood and tissue analysis systems that provide continuous diagnostic results at the point-of-patient care, rather than in laboratories located away from patients. Since the commencement of the Company’s operations in 1990, it has transitioned from a development stage company to a full-scale development, manufacturing, sales and marketing organization located in Roseville, Minnesota and High Wycombe, England. The Company’s mission is to be a leading provider of innovative sensors to guide medical therapy of critically ill patients.

The Company’s blood and tissue continuous analysis systems are based upon fiberoptic sensor technology (which measures color changes optically via light transmitted through plastic fibers embedded with fluorescent dye sensitive to chemicals in blood and tissue), and include the TrendCare® Continuous Blood Gas Monitoring Systems and the Neurotrend® Cerebral Tissue Monitoring System. The Company’s TrendCare systems, including Paratrend® 7+ and Neotrend® L applications, provide immediate and continuous information on blood gases and temperature in adult, pediatric and neonatal patients via a small fiberoptic sensor placed through the patient’s arterial catheter. Neurotrend continuously monitors oxygen, carbon dioxide, acidity and temperature through sensors placed directly in brain tissue, providing critical information regarding blood supply and oxygen levels in the brain that can guide clinicians and surgeons in treating patients with head trauma or those requiring surgical intervention in the brain.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries, primarily addressing markets in Europe and the Far East. The Company continued to sell disposable sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2003 (more fully discussed below). The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman, a Johnson & Johnson company, under an exclusive distribution agreement entered into effective October 1, 1998. Product pricing extended to the Company’s distributors is negotiated at the time of contract. The Company’s contract with Philips required that the Company’s pricing to them be no higher than prices charged to other distributors in a given territory, and the contract with Codman requires a price reduction if the Neurotrend instrument manufacturing cost is reduced beyond a certain level, which has not occurred. To the extent these requirements become applicable, related price adjustments would be applied prospectively to products purchased after the event occurs and would not result in retroactive adjustments. No other price incentives or price protection clauses are included in the Company’s sales contracts.

The exclusive agreement with Codman expires in October 2004 and is renewable for two years. The agreement provides for annual minimum purchase levels based on a percentage of the prior year’s purchases, or payment of 50% of any shortfall from those minimum levels. The Company’s revenue from Codman was 16% of total revenue from continuing operations for the nine months ended September 30, 2003, and 4%, 10% and 14% for the years ended December 31, 2002, 2001 and 2000, respectively. Included in “other revenue” in the Statements of Operations for the three and nine months ended September 30, 2003 is the recognition of a $200,000 cash payment from Codman received in lieu of minimum purchase requirements.

On April 10, 2003, the Company and Philips signed an amendment to the exclusive distribution agreement between the parties, clarifying certain rights and obligations of the parties subsequent to the termination of the exclusive agreement effective November 1, 2002. The agreement was further amended effective November 1, 2003 by a letter agreement between the parties. Under the terms of the amendments, Philips had the nonexclusive right to sell the Company’s TrendCare sensors and related accessories to Philips’ existing customer base and support the Company’s products in that base through October 31, 2003, but was no longer subject to minimum purchase requirements. Additionally, the Company has the option to purchase from Philips unused inventory of the Company’s TrendCare hardware products previously sold to Philips at quantities determined by the Company. Available instrument inventory, from completed hardware products in finished goods inventory or otherwise expected to be available to the Company through purchase from Philips, has reduced the Company’s inventory purchases and production requirements in 2003.

Revenue from Philips for TrendCare related products for the nine months ended September 30, 2002 was $5.3 million, or 89% of revenue from continuing operations, declining to $290,000 or 13% of revenue from continuing operations for the nine months ended September 30, 2003. (Revenue from Philips from the Company’s intermittent testing products, included in discontinued operations, was $10.6 million for the nine months ended September 30, 2002, declining to $1.8 million for the nine months ended September 30, 2003). From the initiation of the exclusive agreement with Philips in mid 1999 through October 31, 2002, revenue from Philips included product purchases by Philips to meet sales demand of its end-user customers and to fulfill Philips’ internal product requirements associated with the sales and service processes and customer financing programs, as well as contractual purchase commitments and royalties under the distribution agreement. As a result, the level of the Company’s sales to Philips during the three-year period ended October 31, 2002 is not indicative of Philips’ sales to its end-user customers during that period, which are estimated to be substantially less than the Company’s sales to Philips during the three-year period ended October 31, 2002.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue from continuing operations was $809,595 and $2,219,068 for the three and nine months ended September 30, 2003, compared to $1,693,391 and $5,905,461 for the same periods in the prior year, a decrease of 52% and 62% for the three and nine-month periods, respectively. Included in “other revenue” for the three and nine months ended September 30, 2003 and 2002 is the recognition of cash payments in lieu of minimum purchase requirements of $200,000 from Codman and $884,142 from Philips, respectively. The 2002 amount of $884,142 reflects the allocation to the Company’s continuous monitoring product line of Philips’ $2.7 million total payment in lieu of minimum purchase requirements based upon the relative ratio of products purchased by Philips that year, as the payment was not specifically attributed to products. The remaining $1.9 million was allocated to the Company’s intermittent testing product line, included in discontinued operations. The overall decline in revenue was primarily due to the termination of the exclusive distribution agreement with Philips and the Company’s resulting transition to its new distribution and direct sales force channel model. The transition had a negative impact on sensor revenues in the third quarter, and negatively impacted both sensor and instrument revenues for the year-to-date period. The transition, however, positively impacted average selling prices for these products as a higher concentration of sales were made to direct end-user customers and distributors at pricing higher than that extended to Philips. Disposable sensor revenue declined 43% and 39% for the three and nine months ended September 30, 2003, respectively, and related unit sales decreased 58% and 45% for the same periods. Instrument revenues increased 13% during the third quarter and declined 73% for the year-to-date period, while related unit sales decreased 20% and 84% during the same periods, respectively. The increase in instrument revenues during the third quarter relative to the unit decline was impacted by an increase in instrument accessory sales during the quarter. Products sold internationally, consisting primarily of sales in Europe, comprised approximately 82% and 78% of total product revenue from continuing operations for the three and nine months ended September 30, 2003, respectively, with remaining product revenue in each period generated in the United States. As sales in 2002 were primarily to Philips, comparable information on the geographic distribution of sales for 2002 is not available.

The Company’s revenue from Philips comprised approximately 2% and 13% of total revenue from continuing operations for the three and nine months ended September 30, 2003, compared to 95% and 89% for the comparable periods in 2002. Due to the significant purchases of the Company’s products by Philips for its internal use in the sales process and to meet minimum purchase commitments, Philips’ sales to its end-user customers are estimated to be substantially less than the Company’s sales to Philips over the three-year period ended October 31, 2002.

For the three and nine months ended September 30, 2003, product revenue was comprised of 50% and 59% disposable sensor revenue, respectively, with remaining product revenue consisting of instrument-related sales. The Company’s revenues are affected principally by the number of instruments, consisting of continuous monitoring instruments and accessories, sold to distributors and direct customers, the extent to which the distributors sell the Company’s instruments to end-user customers, and the rate at which disposable sensors are used in connection with these products. As the Company grows, it is expected that the Company’s growing end-user customer base will increase the usage and rate of usage of disposable products, with the result that disposable product sales will generally exceed that of instrument sales.

Cost of Revenue. Cost of revenue totaled $551,746 and $1,798,047, or 68% and 81% of total revenue, for the three and nine months ended September 30, 2003, compared to $972,321 and $3,795,931, or 57% and 64%, of total revenue for the same periods in the prior year. The increase in cost of revenue as a percentage of total revenue was primarily impacted by lower non-product revenue in the 2003 periods, consisting of cash payments from the Company’s distribution partners in lieu of minimum purchase requirements. The beneficial impact of non-product revenue on the gross profit percentage in the third quarter 2002 was partially offset by the recognition in that quarter of a $160,000 charge for excess instrument component inventory, stemming from the change in the Company’s distribution relationship with Philips. A reduction in sales of disposable sensors during the 2003 periods reduced production volumes, resulting in higher average unit manufacturing costs relative to 2002. Also contributing to the increase in cost of revenue as a percentage of total revenue in the year-to-date period was a reduction in the mix of instrument sales to total sales, as instruments generally carry higher margins than sales of disposable sensors. Partially offsetting the impact of these changes was an increase in average selling prices for the Company’s products, due to the Company’s expansion of its distribution channels, and a resulting lower concentration of sales to Philips. Also partially offsetting the negative impact of the change in revenue mix was a reduction in overhead costs, stemming largely from manufacturing work force reductions in the second and third quarters of 2002 and further cost containment measures initiated in the second half of 2002. Savings from the work force reductions approximated $100,000 for the nine month period ended September 30, 2003.

Operating Expenses. Research and development expenditures totaled $546,147 and $1,665,561 for the three and nine months ended September 30, 2003, compared to $476,937 and $1,618,955 for the same periods in 2002, increases of 15% and 3%, respectively. The net increase in expense was primarily impacted by the recognition in last year’s third quarter and year-to-date period of research and development funding from Philips of $140,000 and $420,000, respectively, and no funding during the same periods this year. The Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. Partially offsetting the impact of the recognition of research and development funding was the realization during the 2003 periods of cost savings stemming from a work force reduction in the third quarter of 2002 and other spending reductions stemming from completion and postponement of projects and other cost containment measures initiated in the last half of 2002. Realized cost savings during the nine months ended September 30, 2003 related to research and development work force reductions approximated $120,000, and were in line with management’s expectations.

Selling, general and administrative expenses totaled $1,264,860 and $4,324,425 for the three and nine months ended September 30, 2003, compared to $1,159,140 and $3,102,490 for the same periods in 2002. The 9% and 39% respective increase in expense between periods was primarily impacted by the establishment during the fourth quarter 2002 of a direct sales force and increased marketing activities stemming from the termination of the exclusive agreement with Philips. The Company’s establishment of a direct sales force and associated marketing activities resulted in an increase in sales and marketing personnel and a related increase in travel and promotional costs, causing total sales and marketing expenses for the three and nine months ended September 30, 2003 to rise by approximately $178,000 and $888,000, respectively. The remaining increase in total selling, general and administrative expenses during the nine months ended September 30, 2003, was due to an increase in general and administrative expenses of $334,216, stemming primarily from increased costs for executive compensation.

Restructuring and Other Nonrecurring Charges. As a result of the Company’s sale of its intermittent testing business and also as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company eliminated certain general and administrative and sales support positions, resulting in restructuring and other nonrecurring charges of approximately $758,000 in the third quarter 2003. These charges affected five employees in the Company’s discontinued intermittent testing business for which the Company incurred restructuring charges for severance costs of approximately $107,000, included in discontinued operations in the Statements of Operations for the three and nine months ended September 30, 2003. Additionally, two positions were eliminated and one officer level resignation occurred in the Company’s continuing operations, resulting in restructuring charges of approximately $405,000 and other nonrecurring charges of approximately $246,000, respectively, all for severance and related benefits costs. These charges are included in continuing operations as restructuring and other nonrecurring charges in the Statements of Operations for the three and nine months ended September 30, 2003. Of the total restructuring and other nonrecurring charges of $758,000, the Company has paid approximately $659,000 to date, and expects to pay another $67,000 by December 31, 2003 and the remaining $32,000 proratably over the twelve months ending September 30, 2004. The Company expects the third quarter restructuring activities to result in annualized savings for its continuing operations of approximately $346,000.

Operating results for the three and nine months ended September 30, 2002 included restructuring and other nonrecurring charges of approximately $199,000 and $887,000, respectively. Approximately $106,000 and $194,000 of the restructuring charges are included in discontinued operations for the three and nine months ended September 30, 2002, respectively, consisting of severance costs related to work force reductions in the Company’s discontinued intermittent testing business. These changes affected 18 positions, including eight in manufacturing, nine in research and development and one in general and administration. Additionally, restructuring and other nonrecurring charges of approximately $93,000 and $693,000 are included in continuing operations for the three and nine months ended September 30, 2002. Charges for the nine-month period included approximately $504,000 of nonrecurring charges for severance and related costs resulting from the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002. Remaining amounts of approximately $93,000 and $189,000 for the three and nine-month periods, respectively, represent restructuring charges consisting of severance and related costs associated with a work force reduction in the Company’s continuing operations impacting 26 manufacturing and one research and development position. Of the $887,000 of total restructuring and other nonrecurring charges, $725,000 was paid during 2002, and the remaining $162,000 was paid during the first half of 2003.

Other Income (Expense). The three and nine months ended September 30, 2003 include $428,194 of net other expense and $592,307 of net other income, respectively. Net other expense for the three and nine months ended September 30, 2002 was $123,025 and $356,865, respectively.

The significant increase in net other income for the nine months ended September 30, 2003 occurred as a result of the accounting treatment for the modification of the Company’s convertible senior secured fixed rate notes, which resulted in the recognition as other income in the second quarter of a $1.5 million gain. The modified notes and associated warrants were recorded at their individual estimated fair values of $5 million and $800,000, respectively. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was reflected as a gain on the transaction. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the modified notes, which will result in the recording of $2.3 million of additional interest expense over this period. Accordingly, the accretion of the note balance resulted in an additional charge to interest expense of $215,013 and $408,226 for the three and nine months ended September 30, 2003, respectively, partially offsetting the gain.

The Company realized interest income of $1,252 and $11,937 for the three and nine months ended September 30, 2003, compared to $15,094 and $69,064 for the same periods in 2002. The period-to-period decrease in interest income reflects the impact of lower average cash and investment balances and lower average interest rates.

Interest expense totaled $401,538 and $880,776 for the three and nine months ended September 30, 2003, compared to $137,499 and $408,520 for the same periods in 2002. The period-to-period increase in interest expense primarily reflects the recognition in the third quarter and year-to-date period of additional interest expense of $215,013 and $408,226, respectively, related to the accretion of the convertible notes principal balance as discussed above, the amortization of extension costs associated with the Company’s convertible notes and the impact of higher average interest rates on capital lease obligations entered into in late 2002 and early 2003.

Net Loss Before Discontinued Operations. The Company’s net loss before discontinued operations for the three and nine months ended September 30, 2003 was $2,631,890 and $5,627,196, compared to $1,130,548 and $3,661,307 for the same periods in 2002, including restructuring and other nonrecurring charges. Excluding the impact of restructuring and other nonrecurring charges, net loss for the three and nine months ended September 30, 2003 was $1,981,352 and $4,976,658, respectively, compared to net losses of $1,038,032 and $2,968,780 for the same periods in 2002. The primary contributors to the increase in net loss amounts before restructuring and other nonrecurring charges for the three and nine months ended September 30, 2003 were a reduction in revenue and an increase in selling, general and administrative expenses, both stemming from the termination of the exclusive agreement with Philips and the Company’s transition to its new distribution and direct sales force channel model. Partially offsetting the impact of these changes for the nine-month period was the $1.1 million net favorable impact on other income resulting from the accounting for the modification of the convertible notes.

Discontinued Operations. On July 18, 2003, the Company announced that it had entered into an asset purchase agreement with ITC, whereby ITC would acquire substantially all of the assets used in the operation of the Company’s intermittent testing business. On September 29, 2003, the Company completed the sale of assets to ITC. Pursuant to the terms of the agreement, ITC paid approximately $5.2 million in cash and assumed certain liabilities, including trade payables of approximately $583,000 and product warranty obligations estimated at $30,000. Of the $5.2 million cash payment, approximately $725,000 is held in escrow and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. The escrowed amount of $725,000 has been recorded as restricted cash with an offset to deferred credits in current liabilities. As provided for under the agreement, ITC chose to assume trade payables of the intermittent testing business in excess of an established $550,000 ceiling, and will deduct the excess amount of $33,000 from initial escrow proceeds of $758,000. Based upon a review of SFAS No. 144, “Accounting for the Impairment of Long-lived Assets,” the Company has assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective September 19, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million. Proceeds from the sale of the Company’s intermittent testing business will be used to fund and grow the Company’s continuous monitoring business.

The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $949,717 and $2,071,036 for the three and nine months ended September 30, 2003, compared to a net loss of $44,640 and $703,460 for the same periods in 2002. The increase in net loss for both periods is primarily the result of a reduction in revenues and an increase in sales and marketing expenses, both stemming from the termination of the exclusive agreement with Philips and the resulting transition to expanded distribution channels.

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

The Company incurred consolidated net losses of $5,866,173 and $4,364,767 (including net losses from continuing operations of $5,627,196 and $3,661,307) for the nine months ended September 30, 2003 and 2002, respectively, incurred a net loss of $7,531,016 (including a net loss from continuing operations of $5,666,547) for the year ended December 31, 2002, and has incurred net losses since inception. The 2003 year-to-date net loss is net of a $1.8 million gain recognized on the sale of the Company’s intermittent testing business and a $1.5 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 3 to the Consolidated Financial Statements. Financial results for the year ending December 31, 2003 are expected to show an increase in net loss relative to 2002 due to lower expected revenue and increased sales and marketing expenses, primarily impacted by the Company’s transition to its new distribution and direct sales force channel model. The unfavorable financial impact of this transition on 2003 results, however, will be partially offset by the nonrecurring gains discussed above and an expected reduction in the Company’s operating loss in the fourth quarter as a result of the sale of the Company’s intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including restricted cash) increased by approximately $823,000 during the nine months ended September 30, 2003 to $4.8 million, largely impacted by gross proceeds of $5.1 million in the third quarter from the sale of the Company’s intermittent testing business. In addition to the sale proceeds, cash was affected during the nine month period by positive changes in working capital from continuing operations (exclusive of deferred credits) of approximately $1.9 million and net proceeds of $1.2 million from the Company’s preferred stock financing, all partially offset by a year-to-date consolidated net loss before non-cash items of approximately $7.3 million.

As discussed in “Discontinued Operations” under note 2 to the Consolidated Financial Statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s convertible senior secured fixed rate notes. Proceeds from the sale also included approximately $725,000 which will be held in escrow and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed

$750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or otherwise expected to be available to the Company through purchase from Philips, has allowed a reduction in inventory purchases and production requirements during 2003. Further, the Company is positioning its business for future sales and earnings growth with the the expansion of its global distribution channels, including a direct sales force in the United States, the United Kingdom and Germany, and third-party distributors outside of these countries. Proceeds from the sale of the Company’s intermittent testing business increased the Company’s cash reserves, and the sale of this business will reduce the Company’s cash usage rate. The Company’s current cash reserves, plus future revenues and related receivable collections, are expected to fund operations into early to mid 2004. The Company plans to raise additional capital during the first half of 2004 in order to implement its long-term business strategy. Such funding could include the issuance of additional equity or debt securities to the extent funding raised from other strategic business alternatives is not sufficient to meet the Company’s funding requirements. In May 2003, the Company received shareholder approval to increase its number of authorized shares of common stock by 15 million shares, enhancing the Company’s ability to pursue additional financing. As of September 30, 2003, the primary funding for the operations of the Company has been approximately $150 million raised through public and private sales of its equity securities and issuances of convertible promissory notes.

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

The Company’s long-term capital requirements for the development of its continuous monitoring business will depend upon numerous factors, including the impact of changes in distribution relationships and methods on revenue, the rate of market acceptance of the Company’s products, the level of resources devoted to expanding the Company’s business and manufacturing capabilities, and the level of research and development activities. While there can be no assurance that adequate funds will be available when needed or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

Analysis of Changes in Cash Flows From Continuing Operations. Net cash used in continuing operating activities totaled $3,164,076 for the nine months ended September 30, 2003, compared to

$2,292,298 for the same period in 2002. This was the result of consolidated net losses of $5,866,173 and $4,364,767 for these same periods in 2003 and 2002, respectively, adjusted by the net loss from discontinued operations in each period, non-cash items and changes in operating assets and liabilities, including accounts receivable, inventories, accounts payable, accrued expenses and deferred credits and revenue, discussed below.

Net accounts receivable increased $42,644 for the nine months ended September 30, 2003, compared to a $776,859 decrease for the same period in 2002. The increase during 2003 was primarily impacted by increased sales in the third quarter 2003 relative to the fourth quarter 2002, partially offset by an improvement in days sales outstanding in 2003, primarily impacted by an increased mix of direct versus indirect sales, resulting in improved collection timing. The decrease for the same period in 2002 occurred as a result of a reduction in sales in the third quarter 2002 relative to the fourth quarter 2001 and also due to the timing of sales and related accounts receivable collections.

Inventories decreased $458,119 for the nine months ended September 30, 2003, compared to a decrease of $129,753 for the same period in 2002. The decrease in 2003 was primarily due to a reduction in required disposable sensor raw material and instrument purchases, due to inventory availability. The decrease in 2002 was primarily due to a decline in instrument raw material inventory primarily resulting from reduced purchases of instrument components due to lower anticipated sales volumes. During the last half of 2002, the Company underwent an extensive evaluation of its inventory levels and related vendor commitments and recoverability of the same in light of the expected decline in product sales upon termination of the exclusive distribution agreement with Philips effective November 1, 2002. This review resulted in the write-off during the last half of 2002 of approximately $300,000 of excess TrendCare instrument components on hand or in process at vendors. Manufacturing of the impacted products was discontinued due to the expected decrease in demand, the level of finished goods inventory on hand and inventory available to the Company from other sources. The written off inventory components were not disposed of to accommodate any potential growth in demand for these products beyond expectations, but will be scrapped at the time the Company believes there is not any potential for their use. Since that time, the Company has continued to monitor the level and recoverability of its inventories in view of the timing of potential new product introductions, and actual and expected unit sales and demonstrated and expected market prices of its existing products. Based on review of these factors, the Company has determined that its inventory carrying value is recoverable as of September 30, 2003. No sales have occurred during 2003 of inventory items previously written off in 2002.

Accounts payable and accrued expenses increased $1,347,735 and $363,499 on a combined basis for the nine months ended September 30, 2003 and 2002, respectively. The increase in 2003 was primarily impacted by an increase in support services costs associated with the sale of the Company’s intermittent testing business and the related timing of payments, as well as accruals for severance and related costs incurred as a result of the elimination of certain general and administrative and sales support positions as part of changes made to reduce the cost structure of the Company’s continuing operations. The increase in 2002 primarily reflects accrued severance and related costs associated with the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002.

Deferred credits and revenue increased $824,923 for the nine months ended September 30, 2003, compared to a decrease of $420,000 for the same period in the prior year. The increase in 2003 primarily reflects proceeds from the sale of the Company’s intermittent testing business of $724,923 which were placed in escrow and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or indemnification claims. At the time amounts in escrow are released, the Company will recognize additional gain on the sale transaction. The decrease in 2002 represents the recognition of funding from Philips for research and development costs. The Company’s recognition of funding from Philips ceased as of November 1, 2002, with the termination of the exclusive agreement with Philips.

Net cash provided by investing activities totaled $3,065,074 and $391,370 for the nine months ended September 30, 2003 and 2002, respectively. For 2003, investing activities were primarily impacted by the receipt of net proceeds from the sale of the Company’s intermittent testing business of $4,153,938 after transaction costs. Additional proceeds from the sale of $724,923 are reflected as a reduction in cash and cash equivalents as a result of the placement of these funds in escrow and their classification as restricted cash. Except for unusual transactions such as the above, changes in cash flows from investing activities are typically affected primarily by the amounts and timing of equity or other funding and operating cash flow requirements, which affect the amount of cash available for the purchase and subsequent maturity of marketable securities. Cash flows from investing activities during the nine months ended September 30, 2002 were primarily impacted by $749,141 of proceeds from maturities of marketable securities. For 2003, no purchases of or proceeds from maturities of marketable securities occurred during the current year-to-date period, due to lower average cash balances during the period. Also affecting investing activities were purchases of property and equipment totaling $363,941 in 2003 and $357,771 in 2002. In 2003, the Company expects capital expenditures and new lease commitments to be below $700,000 for the year, primarily reflecting investments to support production, internal product requirements for the direct sales process and new product development.

Net cash provided by financing activities totaled $995,208 and net cash used in financing activities totaled $118,595 for the nine months ended September 30, 2003 and 2002, respectively. Financing activities in the current period were primarily impacted by the Company’s receipt in May 2003 of net proceeds of approximately $1.2 million in connection with the completion of a convertible preferred stock interim financing. This was partially offset by principal payments on borrowings and capital leases and payment of debt extension costs related to the modification of the Company’s convertible notes. The net use of cash during the same period in 2002 primarily reflects payments on borrowings and capital leases, partially offset by proceeds from employee stock plans.

At September 30, 2003, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $127 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2022 ($31.6 million between 2006 and 2009, and $94.9 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $54 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Analysis of Changes in Cash Flows From Discontinued Operations. Net cash used by discontinued operations totaled $749,316 and $1,899,274 for the nine months ended September 30, 2003 and 2002, respectively. The reduction in cash used by discontinued operations during 2003 was primarily impacted by significant improvements in working capital during the period.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, DML, are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. From November 1999 through October 2002, most of the Company’s sales were made to the Company’s two global distribution partners, Philips and Codman, with sales denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. With the termination of the exclusive agreement with Philips, the Company established a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors outside of these countries for sale of the Company’s TrendCare continuous blood gas monitoring systems. All sales made from the Company’s U.S. operations are denominated in U.S. dollars and, with the exception of sales to end-user customers in Germany (which are denominated in euros), all sales made from DML are denominated in British pounds sterling. The Company is currently reassessing its risk of exchange rate fluctuations on trade receivables due to changing distribution relationships and methods precipitated by the termination of the Company’s exclusive agreement with Philips. The Company plans to minimize exposure to currency risk due to fluctuations between the exchange rates for the British pound sterling and the euro by offsetting euro denominated payment obligations with euro denominated receipts to the full extent possible. The Company anticipates that any remaining exposure due to euro denominated sales will not be material, as related sales are not expected to comprise a significant portion of the Company’s total sales.

The effect of foreign exchange rate fluctuations on the Company’s financial results for the periods presented was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s full debt balance as of September 30, 2003 bears interest at fixed rates, and is therefore not subject to exposure from fluctuating interest rates.

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

The closing of the Retirement Plan to future accrual of benefits is considered a curtailment under SFAS No. 88, “Employer’s Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment resulted in a reduction in the projected benefit obligation under the Retirement Plan of approximately $634,000 as of September 30, 2003, based upon an updated valuation of the Retirement Plan as of that date. This, combined with improvements in the market value of the Retirement Plan fund investments, reduced the underfunded status of the Retirement Plan to approximately $1.9 million as of September 30, 2003, a $1.1 million improvement from the underfunded status as of December 31, 2002. The Company has analyzed the impact of the Retirement Plan curtailment under SFAS No. 88, and has concluded that no significant financial statement adjustments or gain or loss recognition is required as of September 30, 2003. Effective December 31, 2003, an updated valuation of the Retirement Plan will be performed, and resulting changes in the minimum pension liability and accrued benefit liability will recorded at that time.

Significant assumptions applied to the valuation of the Company’s Retirement Plan as of December 31, 2002 and September 30, 2003 included the discount rate used for calculating the Retirement Plan’s projected benefit obligation as of those dates, and the estimated long-term rate of return on assets, which affected the actuarial computation of net periodic pension cost for the respective periods. The rates utilized in the actuarial valuation of the Retirement Plan as of both dates were a discount rate of 5.6% per annum, and an expected long-term rate of return on plan assets of 8% per annum.

The Company performed a sensitivity analysis as of December 31, 2002, to assess the impact of varying the key assumptions described above. Yields on AA rated U.K. corporate bonds with terms commensurate with the average remaining service lives of Retirement Plan participants (15+ years) as of December 31, 2002 supported the use of discount rates ranging from approximately 5.23% to 6%. Had the Company utilized a discount rate at the low-end of this range of 5.25% (versus the 5.6% rate used) at December 31, 2002, the Retirement Plan’s projected benefit obligation, underfunded status, accrued benefit liability and minimum pension liability would have increased relative to reported amounts by amounts ranging from $615,000 to $670,000. Alternatively, had the Company utilized a higher discount rate within the range of 5.75% at December 31, 2002, these same amounts would have declined by nearly $250,000 relative to reported amounts at December 31, 2002. Had the Company reduced the expected long-term rate of return on assets assumption from 8% to 6%, the Retirement Plan’s net periodic pension cost would have increased by approximately $106,000, with an offsetting reduction in the amount of the minimum pension liability charged to equity. The December 31, 2002 computation of the Retirement Plan’s projected benefit obligation and funded status would not have changed from reported amounts as a result of a change in the expected long-term rate of return on assets as of December 31, 2002.

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

During the quarter ended September 30, 2003, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Shareholders on September 19, 2003 for the purpose of obtaining shareholder approval for the sale of substantially all of the assets used in the operation of its intermittent testing business, pursuant to an asset purchase agreement between the Company and International Technidyne Corporation. This proposal was approved by a vote as follows: 16,205,848 votes “For,” 233,375 votes “Against,” and 37,823 votes “Abstained.”

At the Special Meeting, shareholders also voted on a proposal to adjourn or postpone the Special Meeting, if deemed necessary, in order to solicit additional proxies, to such time and place as designated by the presiding officer of the meeting. This proposal was approved by a vote as follows: 16,040,306 votes “For,” 380,821 votes “Against,” and 55,919 votes “Abstained.”

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.		Method of Filing
2.1	Asset Purchase Agreement dated July 17, 2003 between the Company and International Technidyne Corporation	(1)

10.1	Escrow Agreement, dated September 26, 2003, by and among International Technidyne Corporation, the Company and Deutsche Bank Trust Company Americas, as Escrow agent	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act	Filed herewith

(1)	Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2003.

b. Reports on Form 8-K.

On July 1, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it received a notice from the Nasdaq Stock Market, indicating that, following a review of the appeal presented by the Company on June 5, 2003, the Nasdaq Listing Qualifications Panel had determined to delist the Company’s common stock from the Nasdaq SmallCap market effective with the open of business on Wednesday, July 2, 2003. The notice also indicated that the Company’s securities will be immediately eligible to trade on the OTC Bulletin Board effective with the open of business on Wednesday, July 2, 2003 under the symbol DMED.

On July 22, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it had entered into an Asset Purchase Agreement dated July 17, 2003, with International Technidyne Corporation, a wholly owned subsidiary of Thoratec Corporation, to sell substantially all of the assets of its intermittent testing business.

On August 14, 2003, the Company filed a Current Report on Form 8-K under Item 12 relating to the Company’s announcement of earnings results for the quarter ended June 30, 2003, as presented in a press release of August 14, 2003.

On September 15, 2003, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that the special meeting of shareholders called to approve the sale and transfer of substantially all of the assets of its intermittent testing business to International Technidyne Corporation had been adjourned until Friday, September 19, 2003, because an insufficient number of shareholders were present or represented at the meeting in order to establish a quorum.

On September 22, 2003, the Company filed a Current Report on Form 8-K under Item 5 related to the Company’s announcement that at the special meeting of shareholders of the Company held on September 19, 2003, the Company’s shareholders approved the sale and transfer of substantially all of the assets of its intermittent testing business to International Technidyne Corporation.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Glen Winchell
W. Glen Winchell
Senior Vice President
and Chief Financial Officer
(and Duly Authorized Officer)

Dated: November 14, 2003