Form 10-K
period 2003-12-31
DIAMETRICS MEDICAL INC
filed 2004-03-15
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

DIAMETRICS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1663185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3050 Centre Pointe Drive, Suite 150 Roseville, Minnesota	55113
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $32,000,000 (based upon the last sale price of such stock as quoted on The Nasdaq SmallCap Market ($1.19) on such date).

As of February 29, 2004, 29,222,993 shares of Common Stock were outstanding.

Documents Incorporated by Reference

Parts of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on April 29, 2004 are incorporated by reference in Part III hereof.

PART I

Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “Diametrics” in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its subsidiary, Diametrics Medical, Ltd. (“DML”).

The following registered trademarks of the Company are used in this Annual Report on Form 10-K: Diametrics Medical, Inc.®, Paratrend® 7+, Neotrend® L, Neurotrend® and TrendCare® .

Item 1.	Business

Overview

The Company develops, manufactures and distributes blood and tissue monitoring systems that provide continuous diagnostic information at the point-of-patient care. Blood and tissue analysis is an integral part of patient diagnosis and treatment and timely access to certain measurements is critical to effective patient care. The Company believes that use of its systems will result in more timely decisions by providing accurate and continuous test results at the patient’s bedside, thereby reducing the time spent in critical care settings. The Company’s monitoring systems have recently been used in several biotech applications to provide continuous measurement of environments surrounding cell research and growth. To date, most of these utilizations have been on a trial basis, although others have generated revenue from systems and sensor sales. The use of the Company’s existing technology in these expanded applications provides another growth opportunity for the Company.

The Company’s continuous monitoring systems are based on fiber optic sensor technology which measures color changes optically via light transmitted through plastic fibers embedded with fluorescent dyes sensitive to chemicals in blood and tissue. Products include the TrendCare Continuous Blood Gas Monitoring Systems and the Neurotrend Cerebral Tissue Monitoring System. The TrendCare systems provide immediate and continuous information on blood gases and temperature in adult, pediatric and neonatal patients via a fiber optic sensor placed through an arterial catheter. Neurotrend continuously monitors oxygen, carbon dioxide, acidity and temperature through sensors placed directly in brain tissue, providing critical information regarding blood supply and oxygen levels in the brain that can guide clinicians and surgeons in treating patients with head trauma or those requiring surgery in the brain.

The Company markets and distributes its TrendCare products through its direct sales force in the United States, the United Kingdom and Germany, and through nonexclusive third-party distributors in various other countries. The Company distributes its Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc., a Johnson & Johnson company (“Codman”), under an exclusive worldwide distribution agreement. The exclusive agreement with Codman expires in October 2004 and is renewable for two years. The agreement provides for annual minimum purchase levels based upon a percentage of the prior year’s purchases, or payment of 50% of any shortfall from those minimum levels. Purchases and payments in lieu of purchases by Codman were 12% of total revenue from continuing operations for the year ended December 31, 2003, less than 5% in 2002, and 10% in 2001.

From its inception in 1990 until September 2003, the Company developed, manufactured and distributed intermittent blood testing products based on electrochemical sensor technology. The operations of the intermittent testing business were located in Roseville, Minnesota. The Company acquired its continuous monitoring business, formerly known as Biomedical Sensors, Ltd., from Pfizer in 1996. This business, now known as Diametrics Medical, Ltd, operates as a wholly owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England.

On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, for approximately $5.2 million in cash and the assumption of certain liabilities, including $583,000 in trade payables. Of the cash payment, $758,000 was placed in escrow by ITC for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in excess trade payables assumed by ITC, approximated $720,000. The Company is unaware of any actual or potential claims that would significantly reduce the amounts to be released from escrow in late March 2004. Approximately $389,000 of the sale proceeds were used to terminate certain liens on the assets of the intermittent testing business. The Company agreed to indemnify ITC for 270 days after the close of the asset purchase agreement for breaches of representations, warranties and covenants contained in the agreement and for certain other matters up to the aggregate cash purchase price received by the Company.

The results of operations for the intermittent testing business have been reported as discontinued operations for all periods presented in this Annual Report on Form 10-K. Revenues of the intermittent testing business totaled $4.8 million for the nine months ended September 30, 2003, and $12.3 million and $13.9 million for the years ended December 31, 2002 and 2001, respectively. Net losses attributable to the intermittent testing business during the same periods totaled $2.1 million, $1.9 million and $0.5 million, respectively. The carrying value of assets sold to ITC approximated $3 million, and ITC assumed liabilities of the intermittent testing business totaling $669,000.

The Company had an exclusive distribution agreement with Philips Medical Systems, a division of Royal Philips Electronics, which was terminated on October 31, 2002. As provided for under the terms of an amendment to that agreement, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003, but was no longer subject to minimum purchase requirements. Additionally, the Company was provided the option to purchase from Philips certain unused inventory of TrendCare hardware products previously sold to Philips. The distribution agreement, initiated in June 1999 for an initial three and a half year term, provided for minimum purchase commitments of the Company’s products as well as market development commitments, research and development funding and royalty payments. The Company’s revenue from Philips for the years ended December 31, 2003, 2002 and 2001, including cash payments in lieu of product purchases, comprised 10%, 85% and 82%, respectively, of total revenue from continuing operations.

The Company has obtained clearances under Section 510(k) of the Food Drug and Cosmetic Act (the “FDC Act”) to market in hospital laboratories and at the point-of-patient care the Paratrend 7+ and Neotrend L to monitor blood gases and temperature, and the Neurotrend system to monitor oxygen, carbon dioxide, acidity and temperature in the brain. The Company has also obtained the right to use the CE mark pursuant to the applicable directives, allowing the Paratrend 7+, Neotrend L and Neurotrend continuous monitoring products to be marketed in the countries of the European Union.

The Company’s principal executive office is located at 3050 Centre Pointe Drive, Suite 150, Roseville, Minnesota 55113, and its telephone number is (651) 639-8035. The Company’s website is located at www.diametrics.com. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other amendments to those reports are made available to the public free of charge through the Company’s website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Principal Products

Information regarding the Company’s principal products is provided below:

TrendCare Continuous Blood Gas Monitoring System. The TrendCare continuous blood gas monitoring system (“TrendCare”) consists of a monitor, patient data module and calibrator which operate with the Paratrend 7+ and Neotrend L intravascular disposable sensors. The TrendCare monitor displays trended patient blood gas and temperature data which allows constant surveillance of the patient’s condition, and the patient data module stores selected calibration and patient information. The real-time patient information delivered by TrendCare can signal the onset of adverse events and immediately identifies the impact of ventilator and resuscitation therapy.

•	Paratrend 7+. Paratrend 7+ is the Company’s third generation sensor and is the only multi-parameter sensor available for in-vivo continuous monitoring of blood gases and temperature in critically ill adult and pediatric patients. The sensor utilizes the fiber optic technology introduced with the second generation Paratrend 7 sensor, which replaced an electrochemical version of the first generation product. The sensor was enhanced in 2000 to provide a dial-in introducer which allows single-handed advancement into an arterial line, replacing the telescopic introducer system of the Paratrend 7.

•	Neotrend L. Neotrend L replaced its predecessor, Neotrend, during 2002. Based upon the same fiber optic technology used with Neotrend and Paratrend 7+, Neotrend L is the only multi-parameter system for continuous monitoring of blood gases and temperature in critically ill newborn babies, delivering real-time respiratory and metabolic information at the point-of-care. During 2003, the Company introduced its own umbilical artery catheter to the market to ensure compatibility between sensor and access device, and facilitate insertion techniques to ensure successful sensor placement.

Neurotrend Cerebral Tissue Monitoring System. The Neurotrend cerebral tissue monitoring system (“Neurotrend”) is designed for continuous monitoring of oxygen, carbon dioxide, acidity and temperature in brain tissue and fluids as an indication of cerebral ischemia (i.e., deficient blood supply to the brain) and hypoxia (i.e., inadequate oxygenation of the blood) in patients with severe head injury, and also for use during surgical intervention in the brain. Neurotrend continuously measures these parameters through a small fiber optic sensor placed directly into the brain tissue or fluids.

Regulatory Status

The Company and its products are regulated by the U.S. Food and Drug Administration (“FDA”) under the FDC Act. The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a submission authorized by Section 510(k) of the FDC Act, wherein the manufacturer gives the FDA a pre-market notification of its intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is substantially equivalent to another legally marketed product. Marketing may commence when the FDA issues a letter finding substantial equivalence. A 510(k) clearance is subject to continual review, and later discovery of previously unknown issues may result in restrictions on the product’s marketing or withdrawal of the product from the market. If a medical device does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval (“PMA”) application. This procedure requires more extensive prefiling testing than the 510(k) procedure and involves a significantly longer FDA review process. Manufacturing facilities are also subject to FDA inspection on a periodic basis and the Company and its contract manufacturers must demonstrate compliance with current Quality System Regulations promulgated by the FDA.

The Company has obtained clearances under Section 510(k) of the FDC Act to market each of its continuous monitoring systems. Prior to marketing its products in Europe, the Company must also meet regulations governing its products as outlined in directives administered by the European Union. In order for manufacturers to affix the CE mark to their products, they must follow the conformity assessment procedures in the directive applicable to the product and prepare a declaration of conformity. The CE mark requires updating when significant changes are made to the product. The Company’s full quality system is also subject to annual audit by its notified body in the United Kingdom. The Company has obtained a CE mark under the applicable directives for all of its continuous monitoring systems. The Company also markets its products in certain other international markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA.

Research and Development

The Company’s disposable sensors are based on fiber optic technology which measures color changes optically via light transmitted through plastic fibers embedded with dyes sensitive to chemicals in blood and tissue. The Company is pursuing product line extensions from this core technology.

The Company is engaged in a development program with Codman, its exclusive distributor for Neurotrend, to optimize sensor characteristics for the neuro market. Additionally, as the continuous monitoring product line achieves more widespread use in the market, the Company has increased its focus on product ease-of-use enhancements to further increase market penetration. The Company’s future development plans include an extension of its technology to new medical and biotech applications.

The Company incurred research and development expenses from continuing operations of approximately $2.2 million in both 2003 and 2002 and $2.9 million in 2001, net of funding from Philips of $467,000 in 2002 and $529,000 in 2001.

Sales and Marketing

The Company markets and distributes its products through both direct sales employees and independent distributors. Upon termination of the Company’s exclusive worldwide distribution agreement with Philips, the Company began establishing a direct sales force in the United States, the United Kingdom and Germany, and nonexclusive third-party distributors in various other countries. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman. The exclusive agreement with Codman expires in October 2004 and is renewable for two years. Information concerning the Company’s sales in various countries is contained in note 17 to the consolidated financial statements.

Sales and marketing efforts for the Company’s blood and tissue monitoring systems have been primarily directed at hospitals’ critical care units where patient instability indicates a need for measurement of blood gas status more frequently than is practical with intermittent testing systems. The Company’s objectives also include increased penetration of hospitals and broader use within hospitals that have purchased the Company’s products. The Company believes that its Neotrend product line offers widely accepted benefits in the ventilatory management of low birth weight, premature neonates, and that acceptance for this target group will provide the impetus for broader adoption to wider patient groups in the adult and pediatric intensive care patient populations. Market development efforts are also currently focused on clinical studies to demonstrate the cost effectiveness of the Company’s continuous monitoring products and to establish these products as the standard of care for the ventilation therapy market.

Manufacturing

The Company’s manufacturing facility for its continuous monitoring products is located in High Wycombe, England. Components for the Company’s continuous monitoring sensors are sourced from a variety of outside vendors, but the unique assembly and testing of the sensing elements is performed in the Company’s High Wycombe facility. The injection molding of plastic components for the continuous monitoring sensors is sub-contracted to outside vendors. The Company uses external manufacturers to produce the TrendCare and Neurotrend monitors and patient data module. The Company has historically assembled the continuous monitoring calibrator at its High Wycombe facility, but expects limited assembly requirements for the calibrator during 2004 due to current inventory levels and planned purchases of new calibrators from Philips. These hardware devices could be manufactured by a number of microelectronics assembly companies, using primarily off-the-shelf components. Software for the continuous monitoring products is jointly developed with an external source, with acceptance and validation performed by the Company.

The majority of the raw materials and purchased components used to manufacture the Company’s products are readily available. Most of the Company’s raw materials are or could be obtained from more than one source. Some components are manufactured to the Company’s specifications and supplied by a single source. Plans are ongoing to add additional second sourcing where appropriate. Components used to manufacture the Company’s hardware products are subject to obsolescence. The Company monitors on an ongoing basis the need to make product design changes to accommodate new replacement components for obsolete parts and to transition its materials procurement to the replacement components as necessary.

The Company’s manufacturing facility includes two clean rooms, both rated as Class 10,000. The Company believes its current facility, with ongoing additional investments in production equipment to increase automation and capacity, can support production of required sensors for the foreseeable future.

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

The Company continues to successfully undergo required inspections of its manufacturing facility by the FDA (most recently in July 2002), and by the British Standards Institution (most recently in December 2003). As a result of these inspections, the Company’s manufacturing facility and documentation and quality control systems are deemed satisfactory and in compliance with the related quality regulations issued by these agencies.

Patents and Proprietary Rights

The Company has implemented a strategy of pursuing patent applications to provide both design freedom and protection from competitors. This strategy includes evaluating and seeking patent protection both for inventions most likely to be used in its blood and tissue monitoring systems and for those inventions most likely to be used by others as competing alternatives.

The Company currently maintains seven U.S. patents associated with the design and manufacture of its continuous monitoring systems, and has filed six patent applications. These patent applications are at various stages in the major European countries, the U.S. and Japan.

Material patents have expirations ranging from the year 2006 to 2024. The Company is not currently a party to any patent litigation.

Competition

The Company believes that its multi-parameter continuous blood gas and tissue monitoring systems are currently the only products of their kind commercially available. While other continuous monitoring techniques are available, such as pulse oximetry and transcutaneous gas measurements, they generally require that the patient has uncompromised peripheral circulation, which is frequently not the case with critically ill patients.

Continuous monitoring should be regarded as complementary to the intermittent testing systems in use both in the laboratory and point-of-care environment, recognizing that there is a limit to the frequency with which intermittent samples can be taken, which may not be sufficient to adequately track the condition of unstable patients. For example, as mechanical ventilation techniques continue to develop, the need for and importance of lung protective ventilation strategies are increasingly recognized. Continuous monitoring of blood gases has the potential to allow these strategies to be deployed with greater certainty and control.

Many of the companies in the medical technology industry have substantially greater capital resources, research and development staffs and facilities than the Company. Such entities may be developing or could in the future attempt to develop additional products competitive with the Company’s blood and tissue monitoring systems. Many of these companies also have substantially greater experience than the Company in research and development, obtaining regulatory approvals, manufacturing and marketing, and may therefore represent significant competition for the Company. There can be no assurance that the Company’s competitors will not succeed in developing or marketing products that will be more effective or less expensive than those being sold by the Company or that would render the Company’s technology and products obsolete or noncompetitive.

Executive Officers

Name	Age	Position

David B. Kaysen	54	President and Chief Executive Officer

Steven G. Emery	58	Senior Vice President of Worldwide Marketing and Business Development

W. Glen Winchell	57	Senior Vice President of Finance and Chief Financial Officer

Mr. Kaysen has been President, Chief Executive Officer and a director of the Company since December 2002. Mr. Kaysen has more than 25 years of executive management, sales and marketing experience in the medical products and services industry. For the ten years prior to joining the Company, he was President, Chief Executive Officer and a director of Rehabilicare Inc. (now Compex Technologies, Inc.), a manufacturer and distributor of home electrotherapy equipment for the physical therapy, rehabilitation, occupational and sports medicine markets.

Mr. Emery has been Senior Vice President of Worldwide Marketing and Business Development since joining the Company in October 2002. Prior to joining Diametrics, Mr. Emery was employed by Philips Medical Systems (a division of Royal Philips Electronics) and a predecessor business, the Healthcare Solutions Group of Agilent Technologies, Inc. (formerly part of Hewlett-Packard Company). During his 26-year career with these companies, Mr. Emery held a number of management level marketing and business development positions, most recently as Director of Marketing in the Cardiac and Monitoring System’s Point-of-Care Diagnostics group.

Mr. Winchell joined the Company in August 2003 as Senior Vice President of Finance and Chief Financial Officer. Mr. Winchell has over 20 years of experience in various senior financial and operational management positions, most recently spending nine years as Vice President and Chief Financial Officer of Rehabilicare, Inc. (now Compex Technologies, Inc).

Employees

As of December 31, 2003, the Company had a total of 65 full-time employees, including 16 in engineering, research and development and 14 in sales and marketing. None of the Company’s employees are covered by a collective bargaining agreement and Diametrics believes it maintains good relations with its employees.

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

The Company cautions that these statements by their nature involve risks and uncertainties, certain of which are beyond its control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the Company’s ability to successfully implement its business plan; the Company’s ability to raise an adequate level of capital to fund its operations; market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to this Form 10-K.

Item 2.	Properties

The Company’s principal properties are as follows:

Location of Property	Use of Facility	Approximate Square Footage	Lease Expiration Date

High Wycombe, United Kingdom	Manufacturing, process engineering, materials management	14,500	September 2005

High Wycombe, United Kingdom	Sales support, marketing and administration	5,500	January 2015 (1)

High Wycombe, United Kingdom	Research and development	6,000	October 2004

Roseville, Minnesota	Administration and sales support	3,467	November 2008

Malvern, Pennsylvania	Research and development	2,700	March 2007

(1)	Lease can be terminated without penalty at the Company’s sole discretion in January 2005.

The Company believes that its facilities are sufficient for its projected needs for the foreseeable future.

Item 3.	Legal Proceedings

The Company is currently not subject to any material pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

On January 9, 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market set forth in Marketplace Rule 4450(a)(3), and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. On April 25, 2003, the Company received a Nasdaq Staff Determination indicating that it failed to comply with the minimum common stock market value requirement for continued listing on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(c)(2)(B)(ii), and that its securities were subject to delisting. On July 1, 2003, the Company received a notice from the Nasdaq Stock Market indicating that, following a review of an appeal the Company presented on June 5, 2003, the Nasdaq Listing Qualifications Panel determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective with the open of business on Wednesday, July 2, 2003. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” The following table sets forth, for the periods indicated, the high and low quarterly closing prices for the Common Stock as quoted on The Nasdaq National Market, The Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, as applicable.

	2003
	High	Low
First Quarter	$1.94	$0.69
Second Quarter	1.40	0.54
Third Quarter	1.23	0.60
Fourth Quarter	0.86	0.26

	2002
	High	Low
First Quarter	$5.95	$3.97
Second Quarter	5.05	3.30
Third Quarter	3.79	1.93
Fourth Quarter	2.64	1.22

There were approximately 340 common shareholders of record and an estimated 4,800 shareholders holding stock in “street name” accounts as of December 31, 2003. The Company has not paid any stock dividends on its common stock since its inception, and management does not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The table below provides selected historical consolidated financial data for the Company, which should be read in conjunction with the Company’s consolidated financial statements and related notes. All amounts have been restated to reflect the sale of the discontinued intermittent testing business, as discussed in note 3 to the consolidated financial statements.

SELECTED FIVE-YEAR FINANCIAL DATA

(In thousands, except share and per share amounts)	Years ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$3,083	$6,370	$10,630	$14,179	$11,522
Operating loss	(8,434)	(5,182)	(3,073)	(1,902)	(4,690)
Net loss before discontinued operations	(8,240)	(5,667)	(3,371)	(1,807)	(4,890)
Discontinued operations:
Loss from discontinued operations	(2,071)	(1,864)	(505)	(841)	(5,354)
Gain on sale of discontinued operations	1,832	—	—	—	—

Loss from discontinued operations	(239)	(1,864)	(505)	(841)	(5,354)

Net loss	(8,479)	(7,531)	(3,876)	(2,648)	(10,244)
Beneficial conversion feature	(959)	—	—	—	—

Net loss available to common shareholders	(9,438)	(7,531)	(3,876)	(2,648)	(10,244)

Basic and diluted net loss per common share (1), (2):
Net loss from continuing operations	$(0.34)	$(0.21)	$(0.13)	$(0.07)	$(0.20)
Discontinued operations:
Loss from discontinued operations	(0.08)	(0.07)	(0.02)	(0.03)	(0.21)
Gain on sale of discontinued operations	0.07	—	—	—	—

Net loss from discontinued operations	(0.01)	(0.07)	(0.02)	(0.03)	(0.21)

Net loss	(0.35)	(0.28)	(0.14)	(0.10)	(0.41)

Weighted average shares outstanding	26,967,708	26,804,451	26,762,684	26,490,826	24,719,038

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital (deficit) from continuing operations	$361	$(2,593)	$9,515	$10,510	$13,492
Net assets of discontinued operations	—	3,643	6,151	8,355	4,626
Total assets	5,193	13,451	23,461	27,811	31,972
Long-term liabilities from continuing operations	8,176	2,751	8,533	7,886	7,823
Shareholders’ equity (deficit)	(5,871)	671	9,529	14,185	13,841

(1)	The Company has not paid any dividends since inception.

(2)	Basic and diluted net loss per share amounts are identical as the effect of potential common shares is antidilutive.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW

Significant changes have occurred at Diametrics Medical, Inc. during the past year. The Company’s primary line of business from its inception in 1990 to late September 2003 was the development, manufacture and distribution of intermittent blood testing products. That line of business was sold in 2003. In late 1996, the Company acquired a continuous blood and tissue monitoring business which now represents its only line of business. Revenues for the discontinued intermittent testing business were $12.3 million in 2002, and revenues during the same year from continuing operations were $6.4 million. The intermittent testing business had approximately 65 employees at the beginning of 2003, located primarily in St. Paul, Minnesota. The Company’s continuing operations had approximately 66 employees at the beginning of 2003, most in the Company’s subsidiary located near London, England. The Company’s continuing operations must grow significantly to support its administrative and overhead costs, much of which relate to being a public company.

The Company ended an exclusive distribution arrangement with Philips Medical Systems in late 2002 and started developing its own sales force and distribution network. Operations have never produced a significant portion of the funds required to continue developing the business and external fund raising efforts have become more difficult. The Company’s Board of Directors therefore concluded that it was not practicable to continue both lines of business, and in early 2003, started the process which led to the sale of the intermittent testing business.

Management is now focused on reinvigorating the continuous monitoring business. Many of the systems installed during recent years are relatively inactive. The entire sales and sales support organization in the United States and various international markets is working to increase utilization, and therefore sensor sales, where appropriate. New account efforts are being focused on the neonatal market based on the more immediately recognized benefits in caring for critically ill newborns. Two new sales persons have been hired in the United States to complement the efforts of two existing sales and support employees. Two new sales persons have also been added in the United Kingdom. Distributor relationships are being carefully managed to focus on approximately ten countries where opportunities appear greatest. Finally, the Company has recently learned that its systems can be very effective in biotech applications where the environment for cell research can significantly impact yields and overall results. This area is primarily being addressed by senior sales, marketing and product development personnel.

The Company has the only continuous blood and tissue monitoring systems on the market, although various companies have previously tried to develop similar products. Continuous monitoring has not yet become the standard of care, so much of the Company’s sales and marketing efforts are directed toward education of physicians and clinicians involved in caring for critically ill patients. The systems sold by the Company consist of a monitor, a patient data module, and a calibrator, which can support several monitors. After systems are installed, revenue is derived from the disposable sensors required for each use of the system. The systems have historically been sold, sometimes on an installment basis, but may be leased. The Company has not penetrated a significant portion of either the neonatal market or the critically ill pediatric and adult market. Therefore, a great deal of opportunity still exists to sell new systems. This, together with the emphasis on existing accounts, is expected to generate significantly more sensor sales.

The Company completed two financing transactions during 2003. In April, the Company renegotiated the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes, extending repayment two years to August 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In May, the Company raised $1.5 million through the sale of 15,000 shares of Series E convertible preferred stock.

The sale of the intermittent testing business generated cash proceeds of $5.2 million, of which $720,000 remains in escrow until late March 2004 to protect the purchaser against certain contingencies. A significant portion of the proceeds were required to satisfy commitments for severance payments, accrued vacation obligations and various other employee related commitments as well as accrued interest payments and the mandatory redemption of half of the Company’s Series E preferred stock. As a result of those commitments and the fact that significant management and administrative expenses continue, the Company was required to draw down the first $1.5 million tranche of financing under a $3 million Series F convertible preferred stock agreement completed in early 2004, and will need to raise additional longer-term funds by about mid-year. This poses a significant challenge as operations continue to use cash and additional spending will be required to effectively implement an aggressive sales and marketing strategy.

Short-term challenges facing the Company are clear. First, additional funds must be raised by mid 2004 to assure continued operations. Management believes that monthly expenditures have been reduced to the extent practicable without incurring substantial upfront costs, such as employee severance payments and early termination charges for leases and other contracts. That conclusion is further based on the expectation of continued production and distribution of systems and sensors to meet sales projections. However, available funds and proceeds from sales as well as the release in late March 2004 of the asset sale related escrow account will only sustain such operations until mid 2004. If additional funds are not raised, certain debt payments, including deferred interest, may not be made, creating an event of default which would accelerate the maturity of such debt. While financing of the second tranche of Series F preferred stock is at the discretion of the purchasers and is subject to shareholder approval of an increase in authorized shares, management is hopeful that such funding will occur, helping to fund near-term operations and contractual commitments. Management has been actively pursuing longer-term financing alternatives since the asset sale was completed in September 2003 and believes several viable opportunities exist, but currently has no proposal in-hand.

The other major challenge facing the Company is gaining market acceptance and finalizing sales of both systems and sensors at an accelerating rate. The products have been sold for a number of years and are generally considered effective, where used consistently. The technology is somewhat dated and certain modifications need to be made to assist with sales and marketing efforts. Those near-term requirements are estimated to require less than $100,000. An additional $2.5 million to $3.5 million should be spent over the next two years to update the products, specifically to make them more user-friendly and compatible with other monitors and related treatment systems in the intensive care environment. Those changes would also assure continued availability of component parts and would simplify manufacturability and could have a positive impact on costs and selling prices. Much of the work in this area has been completed but projects were suspended to conserve cash.

In summary, the Company has a viable product which is accepted where used but has not penetrated the market to its potential. It now has the nucleus of a dedicated sales and marketing organization which is focused on expanding usage among existing customers, penetrating the neonatal market more completely and aggressively entering the biotech arena. Short-term funding has been arranged under the $3 million Series F preferred stock agreement, subject to the purchasers financing the second $1.5 million tranche of preferred stock, and efforts are moving forward for a longer-term funding solution. That funding will be the key to the Company’s survival and success.

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

Accounting for and Classification of Debt and Equity Instruments. During the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Senior Secured Fixed Rate Notes and completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants. As a result of the Company’s completion in January 2004 of a $1.5 million Series F convertible preferred stock financing with warrants and the amendment of the Note Purchase Agreement for the convertible notes to reduce the exercise price of the note holders’ warrants, the Company will review similar criterion in the assessment of the proper accounting treatment for these transactions in the first quarter 2004.

The Company engaged an outside valuation firm to assist management in the measurement of the fair value of the modified convertible notes. Management has reviewed and agrees with the assumptions used in the determination of fair value. The primary element of that measurement was the calculation of the estimated present value of the cash flows associated with the notes, including interest and principal payments from the effective date of modification of the notes of April 7, 2003 through the maturity date of the notes of August 4, 2005. A discount rate of approximately 25% was used to calculate the present value of the remaining cash flows associated with the notes. The 25% discount rate represents an estimate of the Company’s cost of capital, and was based upon market studies of venture capitalists’ required return on investment and current trends within the venture capital markets as of the valuation date, with consideration of the Company’s history, status, prospects and risks.

Use of a 25% discount rate resulted in a present value calculation for the remaining interest and principal cash flows of approximately $4.9 million. The fair value of the notes’ conversion rights was calculated at approximately $100,000, determined through use of the Black Scholes Option Pricing Model, resulting in a total estimated fair value of the modified notes of $5 million. The valuation of the modified notes directly affected the calculation of the amount of the gain recognized on the modification of the notes of $1.5 million. If the Company’s estimate of the appropriate discount rate had been 20% higher or lower, resulting in a discount rate of 30% and 20% at the high and low end of the range, respectively, the present value calculation would have decreased by approximately $400,000 and increased by approximately $460,000, respectively. The impact of such a change in estimate would have increased and decreased by the same amounts the amount of gain recognized on the modification of the notes to approximately $1.9 million and $1 million, respectively.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s convertible notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004 and to waive the Company’s failure to make such interest payments on such dates. As no covenant violation or event of default had occurred under the terms of the Note Purchase Agreement as of December 31, 2003, the Company classified the convertible notes as noncurrent as of December 31, 2003. The Company expects to be able to pay the accrued interest from funds generated from operations, the release of funds held in escrow from the sale of the Company’s intermittent testing business, plus the expected proceeds from the sale of a second tranche of $1.5 million Series F preferred stock or the proceeds from other longer-term financing from various alternatives currently being explored. The financing of the second tranche of Series F preferred stock is, however, at the discretion of the purchasers. As such, if this funding does not occur and longer-term financing options are not yet in place, the Company may be unable to pay the accrued interest on June 30, 2004, thus creating an event of default that could cause the notes to become immediately due and payable.

Revenue Recognition and Accounts Receivable. Effective July 1, 2003, the Company adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the measurement and allocation of revenue from sales undertakings to deliver more than one product or service. Sales of the Company’s hardware and disposable sensors are priced and sold separately and have readily determined fair market values based upon sales histories of these products. As such, the hardware and disposable sensors have stand-alone value to the customer. Sales to distributors and existing end-user customers are specifically priced for each product and have no right of return, except for standard warranty provisions. Revenue is recognized upon shipment of products to distributors and direct customers or, in the case of trial monitors placed directly with end-user customers, upon the customer’s acceptance of the product. As the Company continues to implement its new sales distribution model, sales to new direct end-user customers will become a significant portion of total sales. Sales to these customers are similar to other sales, except these customers may require training on the products. This usually occurs during a product evaluation period completed prior to the customer making the purchase. Revenue for these sales transactions is recognized when the purchase is made at the end of the evaluation period. In the event more than an insignificant amount of post-sales training is required as part of the sale to an end-user customer, the Company will defer the greater of the relative fair value of that training or any contingent payments until the training is completed in accordance with EITF 00-21. Completion of the training is probable and under the Company’s control, so it should not result in a delay in the timing of revenue recognition for the hardware or disposable sensors. Further, the relative fair value of the training bundled with a sales transaction can be readily determined based on prices charged to customers in sale transactions where service is not bundled.

Many of the Company’s distribution agreements governing the terms of sales transactions with its European and Asian distributors provide for retention of title to products delivered to such distributors until the distributor makes payment to allow the Company to recover the products in the event of distributor default on payment. The agreements provide for this protection because the laws of the countries in which the distributors conduct business do not provide for a seller’s retention of a security interest in goods in the same manner as established in the U.S. Uniform Commercial Code. The Company recognizes revenue on sales transactions governed by such distributor agreements upon delivery of the products, which may occur prior to receipt of payment and the transfer of title. This treatment is permitted under SEC Staff Accounting Bulletin (“SAB”) No. 104 – “Revenue Recognition,” as all other revenue recognition criteria outlined in SAB No. 104 have been met and the only rights the Company retains with the title in such transactions are those enabling recovery of the products in the event of distributor payment default. The Company does not retain any other rights of ownership, such as the ability to direct the disposition of the products sold, rescind the transaction or prohibit the distributor from moving, selling or otherwise using the goods in the normal course of business.

The expansion of its distribution channels may expose the Company to an increase in sales returns, warranty obligations and credit risk. The Company is monitoring these exposures and will adjust the respective reserve provisions as necessary.

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments. The increase in the diversification of the accounts receivable base beginning in 2003 requires increased credit management and monitoring of customer payment status in order to assess the adequacy of the accounts receivable reserve balance. While the Company believes that the quality of its receivables from its distribution partners and direct customers is high, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. The Company reduced its cost basis in slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of changes in production levels and product modifications. As a result of the termination of the Company’s exclusive agreement with Philips and changes in the Company’s distribution relationships and methods, the Company reduced the carrying value of excess instrument component inventory by approximately $800,000 and $360,000 for the years ended December 31, 2003 and 2002, respectively. These charges were driven by an expected reduction in the Company’s instrument production requirements, stemming primarily from the Company’s ability and intent to purchase from Philips new instrument inventory in 2004, and an assessment of the amount of instrument inventory available to the Company relative to projected demand. The written-off inventory components were not disposed of to accommodate any potential growth in demand for these products beyond expectations, but will be scrapped at the time the Company believes there is not any potential for their use. The Company will continue to monitor the level and recoverability of its inventories in view of actual and expected unit sales and demonstrated market prices of its existing products. While actual demand and production requirements may differ from the Company’s projections, the Company does not currently expect that significant future adjustments to the current carrying value of inventory will be required. No sales have occurred during 2003 of inventory items previously written off.

Foreign Currency Translation/Transactions. The financial position and results of operations of the Company’s foreign subsidiary, located in the United Kingdom under the name of Diametrics Medical, Ltd., are measured using local currency as the functional currency. The financial statements of the Company’s foreign subsidiary are translated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52. Accordingly, assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period, with the resulting translation adjustments recorded as a separate component of shareholders’ equity. Also recorded as translation adjustments in shareholders’ equity are transaction gains and losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are credited or charged against earnings. The Company’s subsidiary has had negative cash flows since its acquisition by the Company in late 1996, and is expected to continue to have negative cash flows and require funding from the Company for the foreseeable future. As a result, settlement of the Company’s net intercompany receivable balance with its subsidiary is not expected in the foreseeable future. As such, the Company records transaction gains or losses on intercompany balances in shareholders’ equity in accordance with SFAS No. 52. At December 31, 2003 and 2002, the Company had $2.7 million and $3.3 million, respectively, of net intercompany balances giving rise to transaction gains or losses recorded in shareholders’ equity during these years. The Company will continue to evaluate the potential for future settlement of intercompany balances. Settlement of intercompany balances on a near-term basis would require the Company to include transaction gains or losses on intercompany balances as credits or charges to current income (vs. shareholders’ equity), potentially resulting in an increase in the volatility of the Company’s Statements of Operations.

Subsequent to the sale of the Company’s U.S. based intermittent testing business effective September 29, 2003, the Company’s continuing operations reside primarily with its U.K. subsidiary. The results of operations of the intermittent testing business have been reported as discontinued operations for all periods presented in this Annual Report on Form 10-K. Significant fluctuations of the British pound sterling to the U.S. dollar during 2003 had a larger impact on the Company’s reported results of continuing operations in 2003 relative to 2002, increasing 2003 net loss before discontinued operations by 5%. Such fluctuations in the British pound sterling to the U.S. dollar will continue to increase the volatility of the Company’s reported financial results.

Impairment of Long-Lived Assets. Long-lived assets at December 31, 2003 consist of property and equipment. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in that group. The Company’s history of operating and cash flow losses and the projection of continued losses in the near term triggered an analysis by the Company of the recoverability of the carrying value of its property and equipment effective December 31, 2003. As prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the recoverability of the Company’s property and equipment was assessed by projecting cumulative operational cash flows expected to be generated by the asset group over the remaining useful life of the primary asset in that asset group, and comparing this result to the carrying value of the asset group as of December 31, 2003. This analysis resulted in the write-off of carrying value approximating $126,000 for manufacturing equipment and tooling and $33,000 for leasehold improvements as of December 31, 2003. The Company believes that the remaining $1.9 million carrying value of its long-lived assets at December 31, 2003 is recoverable; however, the Company’s inability to raise sufficient capital or unforeseen changes in its business outlook, product strategy or production methods could result in additional future write-downs of long-lived assets.

Retirement Plan Funding. The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. While the Company has funded the Retirement Plan each year to meet or exceed the actuarial determined annual contribution requirements, the Retirement Plan’s projected benefit obligation has exceeded the fair value of plan assets over the last three years, with an underfunded status of approximately $2.5 million at December 31, 2003, compared to $3 million at December 31, 2002 and $1.4 million at December 31, 2001. The underfunded status of the Retirement Plan is reflected on the Company’s balance sheet as an accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity). The underfunded status of the Company’s Retirement Plan has occurred primarily due to an environment of weaker investment performance in the global markets over the past two to three years (negatively affecting the value of Retirement Plan invested assets) and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation). While the underfunded status of the Company’s Retirement Plan improved during 2003 relative to 2002, and is expected to continue to improve over time relative to current levels as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Retirement Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation.

Significant assumptions applied to the valuation of the Company’s Retirement Plan as of December 31, 2003 and 2002 included the discount rate used for calculating the Retirement Plan’s projected benefit obligation as of those dates, and the estimated long-term rate of return on assets, which affected the actuarial computation of net periodic pension cost for the respective periods. The rates utilized in the actuarial valuation of the Retirement Plan were discount rates of 5.5% and 5.6% at December 31, 2003 and 2002, respectively, and an expected long-term annual rate of return on plan assets of 8% for both periods.

The Company performed a sensitivity analysis as of December 31, 2003, to assess the impact of varying the key assumptions described above. Yields on AA rated U.K. corporate bonds with terms commensurate with the average remaining service lives of Retirement Plan participants (15+ years) as of December 31, 2003 supported the use of discount rates ranging from approximately 5.3% to 5.8%. Had the Company utilized a discount rate at the low-end of this range of 5.3% (versus the 5.5% rate used) at December 31, 2003, the Retirement Plan’s projected benefit obligation, underfunded status, accrued benefit liability and minimum pension liability would have increased relative to reported amounts by $365,000. Alternatively, had the Company utilized a higher discount rate within the range of 5.8% at December 31, 2003, these same amounts would have declined by about $500,000 relative to reported amounts at December 31, 2003. Had the Company reduced the expected long-term rate of return on assets assumption from 8% to 6%, the Retirement Plan’s net periodic pension cost would have increased by approximately $100,000, with an offsetting reduction in the amount of the minimum pension liability charged to equity. The December 31, 2003 computation of the Retirement Plan’s projected benefit obligation and funded status would not have changed from reported amounts as a result of a change in the expected long-term rate of return on assets as of December 31, 2003.

RESULTS OF OPERATIONS

Revenue

The Company’s total revenue from continuing operations was $3,083,451 in 2003, a 52% reduction from $6,370,079 in 2002 and a 71% reduction from $10,630,017 in 2001.

The year-over-year declines in revenue from continuing operations were primarily due to the termination of the exclusive distribution agreement with Philips effective November 1, 2002, and the time required for the Company to rebuild its new expanded distribution channels. Included in “other revenue” in each year is the recognition of cash payments in lieu of minimum purchase requirements from the Company’s distribution partners, amounting to a $200,000 payment from Codman in 2003, $884,142 from Philips in 2002 and $600,000 from Codman in 2001. The 2002 amount of $884,142 reflects the allocation to the Company’s continuous monitoring product line of Philips’ $2.7 million total payment in lieu of minimum purchase requirements based upon the relative ratio of products purchased by Philips that year, as the payment was not specifically attributed to products. The remaining $1.9 million was allocated to the Company’s intermittent testing product line, included in discontinued operations.

Product revenue content in each year reflects a mix of 40%, 60% and 71% instrument related sales in 2003, 2002 and 2001, respectively, with disposable sensors comprising the remaining product sales in each year. The transition to new distribution channels significantly impacted instrument revenues in 2003 and 2002, as sales from monitoring systems decreased 54% from 2001 to 2002 and 65% from 2002 to 2003. Disposable sensor revenues also declined during the same periods, with sales decreasing 25% from 2001 to 2002 and 22% from 2002 to 2003. Philips retained a nonexclusive right to sell the Company’s TrendCare sensors and related accessories to Philips’ existing customer base through October 31, 2003. As the Company has resumed a direct sales relationship with the end-user customers since that time, average quarterly sensor unit sales volumes have increased over 50%. This growth was partially influenced by the Company’s introduction to the market in fourth quarter 2003 of its own umbilical artery catheter for use with the Neotrend sensor. Until this time, Neotrend customers had very limited access to suitable catheters to use with the Neotrend sensor after the only catheter brand that was compatible and approved for use with Neotrend was recalled and removed from the market starting in late 2002. Additionally, the transition to expanded distribution channels has positively impacted average selling prices for both instruments and disposable sensors starting in the fourth quarter 2002, as a higher concentration of sales were made to direct end-user customers and distributors at pricing higher that that extended to Philips. Products sold internationally, consisting primarily of sales in Europe, comprised 73% of total revenues from continuing operations in 2003. International sales comprised 78% and 82% of revenues in 2002 and 2001, respectively; however, as most sales in these years were to Philips, the geographic distribution of end-user sales in those years is unknown.

The Company’s revenue from Philips comprised 10% of total revenue from continuing operations in 2003, compared with 85% and 82% in 2002 and 2001, respectively. Due to the significant purchases of the Company’s products by Philips for its internal use in the sales process and to meet minimum purchase commitments, Philips’ sales to end-user customers are estimated to be substantially less than the Company’s sales to Philips over the three and a half-year duration of the exclusive distribution agreement which ended effective November 1, 2002.

The Company continues to rebuild and develop its new sales channels and expand the use of its unique continuous monitoring products to new applications. Recently, the Company’s monitoring systems have been used in biotech applications to provide continuous measurement of environments surrounding cell research and growth. To date, most of these utilizations have been on a trial basis, although others have generated revenue from systems and sensor sales. The Company regards this area as a significant growth opportunity for its business. The Company expects to achieve revenue growth in 2004 relative to 2003, the rate at which will be dependent upon the rate of ramp-up and effectiveness of the Company’s direct sales force and distributors and the rate of adoption of expected new applications for the Company’ continuous monitoring products.

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

Cost of Revenue

Cost of revenue from continuing operations totaled $3,032,177 in 2003, compared to $4,420,509 in 2002 and $6,810,153 in 2001. Cost of revenue as a percentage of total revenue was 98% in 2003, 69% in 2002 and 64% in 2001.

The year-to-year increases in the Company’s cost of revenue as a percentage of total revenue were primarily impacted by charges related to inventory and plant and equipment and changes in the levels of other non product revenue. Cost of revenue in 2003 and 2002 included approximately $800,000 and $360,000, respectively, of charges for excess instrument component inventory. These charges were made as a result of an expected reduction in the Company’s instrument production requirements, stemming primarily from the Company’s ability and intent, subsequent to the termination of the Philips agreement, to purchase new instrument inventory from Philips in 2004, and an assessment of the amount of instrument inventory available to the Company relative to projected demand. These charges had an unfavorable impact on gross margin of 26 percentage points in 2003 and 6 percentage points in 2002. Additionally, the Company incurred charges in 2003 as a result of an assessment of the recoverability of the carrying value of its property and equipment effective December 31, 2003. This analysis was triggered under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” by the Company’s history of operating and cash flow losses and the projection of continued losses in the near term. The analysis required a comparison of the asset group’s carrying value at December 31, 2003 to the projected operational cash flows expected to be generated by the asset group over its remaining useful life. This analysis resulting in the write-off to cost of revenue of carrying value approximating $122,000 for manufacturing equipment and tooling and $32,000 for leasehold improvements, unfavorably impacting gross margin in 2003 by 5 percentage points.

Also contributing to the successive annual increase in cost of revenue as a percentage of total revenue was a reduction each year in the mix of instrument sales to total product sales, as instruments generally carry higher margins than sales of disposable sensors. Additionally, a reduction each year in sales of disposable sensors reduced production volumes, resulting in higher average unit sensor manufacturing costs in 2003 and 2002 relative to 2001. Reductions in sales of these products were primarily impacted by the termination of the exclusive distribution agreement with Philips.

Partially offsetting the impact of these changes in 2003 was an increase in average selling prices for the Company’s products, due to the Company’s expansion of its distribution channels, and a resulting lower concentration of sales to Philips. Additionally, work force reductions and other cost containment measures implemented throughout 2002 resulted in a reduction in overhead costs in 2003 of approximately $100,000.

During 2004, the Company plans to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. Due to favorable pricing on these inventory purchases, the Company expects sale of these products to have a positive impact on gross margin in 2004, the extent to which will be dependent on sales volumes.

Operating Expenses

Total operating expenses from continuing operations increased by approximately $1.4 million or 19% from 2002 to 2003, following an increase of approximately $238,000 or 3% from 2001 to 2002. Fluctuations of the British pound sterling to the U.S. dollar contributed approximately $420,000 to the increase in 2003 operating expenses. The remaining growth in 2003 operating expenses of $1 million was primarily impacted by increased sales and marketing costs associated with the Company’s expansion of its distribution channels after the termination of the exclusive agreement with Philips. The year-to-year increase in operating expenses was also impacted by restructuring and other charges related to work force reductions and executive officer resignations in both 2002 and 2003.

Research and development expenses from continuing operations totaled $2,223,146 in 2003, compared to $2,243,010 in 2002 and $2,871,225 in 2001. Expenses in 2002 and 2001 are net of the recognition of research and development funding from Philips of $467,000 and $529,000, respectively. The Company’s recognition of research and development funding from Philips ceased as of November 1, 2002 with the termination of the exclusive agreement with Philips. Included in 2001 expense was $396,000 to complete the amortization of purchased completed technology and other related intangible assets associated with the Company’s purchase in 1996 of Biomedical Sensors, Ltd. (now known as Diametrics Medical, Ltd). Without the impact of the research and development funding and amortization, expenses declined 10% in 2002 relative to 2001 and 18% in 2003 relative to 2002. These expense reductions were primarily impacted by work force reductions in the third quarter 2002 and further spending reductions stemming from completion and postponement of certain projects and other cost containment measures initiated in the last half of 2002. Realized cost savings related to the work force reductions approximated $160,000 in 2003 and $73,000 in 2002, and were in line with management’s expectations. Research and development expenses in 2004 may grow significantly from 2003 levels if the Company is successful in raising additional funds to update and improve its products.

Selling, general and administrative expenses totaled $5,611,727 in 2003, compared to $4,195,618 in 2002 and $4,021,920 in 2001. The 4% and 34% increase in expenses in 2002 and 2003, respectively, were primarily impacted by the establishment during the fourth quarter 2002 of a direct sales force and increased marketing activities stemming from the termination of the exclusive agreement with Philips. The Company’s establishment of a direct sales force and associated marketing activities resulted in an increase in sales and marketing personnel and a related increase in travel and promotional costs, causing total sales and marketing expenses to rise by approximately $376,000 in 2002 and $1.0 million in 2003, prior to the impact of foreign currency changes. The remaining changes in total selling, general and administrative expenses between periods occurred primarily due to reduced costs for executive compensation in 2002 due to the timing of the resignation and replacement of the Company’s Chief Executive Officer and President in 2002 and foreign currency changes in 2003. Headcount reductions in the Company’s general and administrative functions at the end of September 2003, further discussed below, are expected to reduce general and administrative costs by approximately $346,000 in 2004.

As part of changes made to reduce the cost structure of the Company’s continuing operations subsequent to the sale of the Company’s intermittent testing business effective September 29, 2003, the Company eliminated certain general and administrative positions and one officer level resignation occurred. Related charges for severance costs included in continuing operations are restructuring charges of approximately $405,000 and other nonrecurring charges of approximately $246,000. The Company has paid all but approximately $27,000 of these costs in 2003. Additionally, restructuring and other nonrecurring charges of approximately $693,000 are included in continuing operations for the year ended December 31, 2002. Charges during 2002 included approximately $504,000 of nonrecurring charges for severance and related costs resulting from the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002. Remaining amounts of approximately $189,000 represent restructuring charges consisting of severance and related costs associated with a work force reduction in the Company’s continuing operations impacting 26 manufacturing and one research and development position. All costs associated with the 2002 charges were fully paid by mid 2003.

Interest and Other Income / Expense

The Company realized interest income of $15,878 in 2003, compared to $86,441 in 2002 and $323,490 in 2001. The year-to-year declines reflect the impact of lower average cash and investment balances and lower average interest rates.

The gain on modification of convertible notes in 2003 occurred as a result of the accounting treatment for the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, which resulted in the recognition as other income in the second quarter 2003 of a $1.5 million gain. The modified notes and associated warrants were recorded at their individual estimated fair values of $5 million and $800,000, respectively. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was reflected as a gain on the transaction. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the modified notes, which will result in the recording of $2.3 million of additional interest expense over this period. Accordingly, the accretion of the convertible notes balance resulted in an additional charge to interest expense of $632,143 in 2003, partially offsetting the gain.

Interest expense totaled $1,262,307 in 2003, compared to $545,976 in 2002 and $572,618 in 2001. The significant increase in interest expense in 2003 primarily reflects the recognition of additional interest expense of $632,143 for the accretion of the convertible notes discussed above, the amortization of extension costs associated with the Company’s convertible notes and the impact of higher average interest rates on capital lease obligations entered into in late 2002 and early 2003. The decline in expense from 2001 to 2002 primarily reflects the impact of lower average debt balances.

Net Loss Before Discontinued Operations

Net loss before discontinued operations for the years ended December 31, 2003, 2002 and 2001, including restructuring and other charges in 2003 and 2002, was $8,240,168, $5,666,547 and $3,371,194, respectively. Excluding the impact of restructuring and other charges, the net loss before discontinued operations was $7,589,630 in 2003 and $4,974,020 in 2002. The primary contributors to the successive increase in net loss amounts before restructuring and other nonrecurring charges were a reduction in revenue, increased charges to cost of revenue for excess hardware component inventory, and an increase in selling, general and administrative expenses, all affected by the change in the Company’s relationship with Philips and the transition to expanded distribution channels. The 2003 net loss was also negatively impacted by foreign exchange rate fluctuations, primarily affecting reported operating expenses of the Company’s U.K. operations. Financial results for the year ending December 31, 2004 are expected to show an improvement in net loss from continuing operations relative to 2003 due to an expected increase in revenues resulting from the Company’s renewed focus on the sale of its continuous monitoring products subsequent to the sale of its intermittent testing business effective September 29, 2003.

Discontinued Operations

On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to ITC for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000, certain capital lease obligations of $56,000 and product warranty obligations estimated at $30,000. Of the cash payment, $758,000 was placed in escrow by ITC and is restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in trade payables assumed by ITC in excess of an established $550,000 ceiling, approximated $720,000 and were recorded as restricted cash and a deferred credit in current liabilities. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million.

The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $2,071,036, $1,864,469 and $504,705 for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in net loss for each period is primarily the result of a reduction in revenues and an increase in sales and marketing expenses, both stemming from the termination of the exclusive agreement with Philips and the resulting transition to expanded distribution channels. Additionally, the net loss in 2002 was negatively affected by increased charges of $0.9 million for excess instrument component inventory and $0.7 million for the write-down of capitalized software costs and disposal of production equipment.

Net Loss / Net Loss Available to Common Shareholders

The Company’s reported consolidated net loss in 2003 of $8,479,145 was further adjusted by a $958,962 charge for a beneficial conversion feature to arrive at “net loss available to common shareholders” of $9,438,107, which is used in the numerator in the loss per share calculation. This occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series E convertible preferred stock and associated warrants in May 2003. As further discussed in note 4 to the consolidated financial statements, the Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 for the preferred stock and warrants, respectively, were recorded as equity. The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

At December 31, 2003, the Company had working capital of approximately $361,000, an increase of approximately $1.4 million from negative working capital of $1 million reported at December 31, 2002, prior to restatement of the balance sheet for the impact of discontinued operations. The increase was impacted primarily by the reclassification from current to long-term liabilities of $7.3 million of Convertible Senior Secured Fixed Rate Notes, with a reduction in the carrying value of the notes to $5.6 million as of December 31, 2003. The reclassification and revaluation of the notes occurred as a result of the Company’s renegotiation of the terms of the notes to extend repayment two years to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of equity securities to pay down the principal value of the notes. As part of this transaction, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. Partially offsetting the positive impact on working capital of the notes reclassification was an increase in the 2003 net loss before noncash items of approximately $7.9 million.

The Company incurred consolidated net losses of $8,479,145, $7,531,016 and $3,875,899 (including net losses from continuing operations of $8,240,168, $5,666,547 and $3,371,194) for the years ended December 31, 2003, 2002 and 2001, respectively, and has incurred net losses since inception. The 2003 net loss is net of a $1.8 million gain recognized on the sale of the Company’s intermittent testing business and a net $0.9 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 9 to the consolidated financial statements.

The Company’s aggregate cash balance (including restricted cash) decreased by approximately $2.9 million during 2003 to $1 million. Primarily impacting the reduction in cash in 2003 was a loss from continuing operations, excluding noncash items, of $7.9 million and cash used by discontinued operations of $0.7 million, partially offset by net proceeds from the sale of the intermittent testing business of $4.9 million and positive changes in working capital of $0.7 million.

In May 2003, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock. The preferred stock is callable by the Company during the first 12 months at the original purchase price plus a return of 2% per month from the date of investment, and 50% could be put back to the Company in the event of the Company’s completion of the sale of its intermittent testing business, at the original purchase price plus a return of 1% per month. Five-year warrants to purchase 735,000 shares of the Company’s common stock at $.35 per share were also issued in conjunction with the financing. The warrants are exercisable after the conversion of the preferred stock.

As discussed in “Discontinued Operations” under note 3 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in excess trade payables assumed by ITC, approximated $720,000. The Company is unaware of any actual or potential claims that would significantly reduce the amounts to be released from escrow in late March 2004. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 20 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing are expected to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The Company expects to be able to pay the accrued interest by June 30, 2004 from funds generated from operations, the release of funds held in escrow from the sale of the Company’s intermittent testing business, plus the proceeds from the sale of a second tranche of $1.5 million Series F preferred stock or the proceeds from other longer-term financing from various alternatives currently being explored. The financing of the second tranche of Series F preferred stock is, however, at the discretion of the purchasers. As such, if this funding does not occur and longer term financing options are not yet in place, the Company may be unable to pay the accrued interest on June 30, 2004, thus creating an event of default that could cause the notes to become immediately due and payable.

As part of an amendment to the exclusive distribution agreement with Philips signed in April 2003, the Company was provided an option to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. In late 2003, the Company provided a binding forecast to Philips for the purchase of approximately $0.6 million of TrendCare instruments over the course of 2004. The Company’s cost to purchase these products is less than its cost to assemble or purchase from other sources.

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction of inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new biotech applications for its products. Such applications will not require significant additional resources but could generate additional revenues in the near future. In addition to these measures, however, the Company expects it will be required to raise an additional $5 million to $10 million in financing by third quarter 2004 in order to sustain its operations over the longer-term as its continuous monitoring business is developed and additional applications for the Company’s technology are explored. Until longer-term financing is arranged, the Company will rely on existing funds, its ongoing revenue stream, the release in late March 2004 of escrowed proceeds from the sale of the intermittent testing business and financing from the potential issuance of a second $1.5 million tranche of Series F preferred stock to fund near-term operations and contractual commitments.

The terms of the Company’s Convertible Senior Secured Fixed Rate Notes require a lump sum principal payment of $7.3 million in August 2005 to retire the notes, to the extent the note holders do not elect to exercise the conversion option prior to that date. The Company does not expect to be able to pay the full maturity value of the notes from funds generated from operations, nor does it expect amounts secured through the longer-term financing discussed above to be used to pay off the principal balance. As such, the Company expects to either renegotiate the terms of the notes to further extend repayment, or raise additional capital to allow retirement of the notes when due.

The issuance of equity related instruments to raise funding is limited, however, to the level of the Company’s remaining unissued and available authorized shares, currently approximating 3.2 million shares subsequent to the issuance of the first tranche of Series F preferred stock and related warrants. The Company’s inability to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting in April 2004 would negatively affect the Company’s future ability to raise equity funding.

On January 9, 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market set forth in Marketplace Rule 4450(a)(3), and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. On April 25, 2003, the Company received a Nasdaq Staff Determination indicating that it failed to comply with the minimum common stock market value requirement for continued listing on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(C)(2)(B)(ii), and that its securities were subject to delisting. On July 1, 2003, the Company received a notice from the Nasdaq Stock Market indicating that, following a review of the appeal the Company presented on June 5, 2003, the Nasdaq Listing Qualifications Panel determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective with the open of business on July 2, 2003. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

Analysis of Changes in Cash Flows From Continuing Operations. Net cash used in continuing operating activities totaled $7.2 million in 2003, compared to $4.3 million in 2002 and $1.5 million in 2001. The successive increase in net cash used in operating activities each year was primarily driven by increased net losses each year from continuing operations adjusted by noncash items, amounting to $7.9 million, $4.8 million and $2.3 million in 2003, 2002 and 2001, respectively. Partially offsetting the impact of the net losses each year were positive changes in working capital of approximately $0.7 million in 2003, $0.5 million in 2002 and $0.8 million in 2001. Primarily impacting the net increase in working capital in 2003 was a net decline in inventories of $814,000 during 2003, resulting from a reduction in required disposable sensor raw material and instrument purchases, due to inventory availability, and also due to the write-off of approximately $800,000 of excess TrendCare instrument components on hand or in process at vendors.

Net cash provided by investing activities totaled $4.0 million in 2003, compared to $360,000 in 2002 and $5.2 million in 2001. For 2003, investing activities were primarily impacted by the receipt of proceeds from the sale of the Company’s intermittent testing business of $4.2 million after transaction costs. Additional net proceeds from the sale, amounting to $720,000 as of December 31, 2003, are reflected as a reduction in cash and cash equivalents as a result of the placement of these funds in escrow and their classification as restricted cash. Except for unusual transactions such as the above, changes in cash flows from investing activities are typically affected primarily by the amounts and timing of equity or other funding and operating cash flow requirements, which affect the amount of cash available for the purchase and subsequent maturity of marketable securities. Cash flows from investing activities during 2002 and 2001 were primarily affected by net proceeds from the maturities of marketable securities. For 2003, no purchases of or proceeds from marketable securities occurred, due to lower average cash balances during the period. Also affecting investing activities were purchases of property and equipment totaling $118,000 in 2003, $389,000 in 2002 and $314,000 in 2001. In 2004, the Company expects total capital expenditures and new lease commitments to be less than $300,000 for the year, primarily reflecting investments to support the production process.

Net cash provided by financing activities totaled $332,000 for 2003, following net cash used in financing activities of $155,000 in 2002 and $191,000 provided by financing activities in 2001. Financing activities in 2003 were primarily impacted by the Company’s receipt in May 2003 of net proceeds of $1.2 million in connection with the completion of a Series E convertible preferred stock financing. This was partially offset by the required redemption of $750,000 of the Series E preferred stock in October 2003 when the holders elected to exercise their option to put back to the Company 50% of their original $1.5 million investment. Partially offsetting the net favorable impact of the Series E financing were principal payments on borrowings and capital leases and payment of debt extension costs related to the modification of the Company’s convertible notes. The changes in 2002 and 2001 were due primarily to net repayments on borrowings and proceeds from employee stock plans in each of these years.

Analysis of Changes in Cash Flows From Discontinued Operations. Net cash used in discontinued operations totaled $749,000 in 2003, compared to net cash provided by discontinued operations of $643,000 and $1.7 million in 2002 and 2001, respectively. The period-to-period change was primarily affected by increased net losses in each successive period, due primarily to a reduction in revenues and increased sales and marketing expenses, stemming from the termination of the Company’s exclusive distribution agreement with Philips and the transition to expanded distribution channels.

Disclosure of Contractual Obligations

In late 1996 the Company entered into a long-term debt obligation consisting of a $7.3 million senior secured fixed rate loan note issued to Pfizer Inc. in connection with the Company’s acquisition of DML. Proceeds from the issuance in August 1998 of $7.3 million of Convertible Senior Secured Fixed Rate Notes, issued in conjunction with a private equity placement, were simultaneously used to retire the $7.3 million Pfizer note. Payments on the Company’s contractual obligations, consisting of debt, capital leases, operating leases and inventory purchases from Philips, are summarized below:

	Year ending December 31
	2004	2005	Thereafter	Total
Long-term debt (1)	$639,800	$7,602,400	$—	$8,242,200
Capital leases (1)	214,433	50,506	5,244	270,183
Operating leases	482,230	270,796	183,399	936,425
Inventory purchases	615,812	—	—	615,812

Total contractual obligations	$1,952,275	$7,923,702	$188,643	$10,064,620

(1)	Amounts include principal and interest.

As more fully discussed in note 13 to the consolidated financial statements, the Company’s U.K. subsidiary has a contributory defined benefit retirement plan covering all eligible employees. The Company has funded the Retirement Plan each year to meet or exceed the actuarial determined annual contribution requirements. While the underfunded status of the Company’s Retirement Plan has improved from the prior year-end by approximately $500,000 to $2.5 million at December 31, 2003, and is expected to continue to improve over time relative to current levels as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. Future Company contributions will be allocated fully to reduce the Retirement’s Plan’s liabilities for participant benefits earned through August 31, 2003, thus helping to secure participant’s benefits earned through that date, and reducing the Company’s exposure to a potential future significant funding obligation. Subsequent to the August 31, 2003 modification of the Retirement Plan, the actuarial determined minimum funding requirement was established at 7,000 British pounds per month (or approximately $12,700 U.S. dollars based upon January 2004 exchange rates between the British pound sterling and the U.S. dollar). For 2004, the Company is funding the Retirement Plan at this minimum level. The minimum funding requirement for future periods may increase relative to current levels, the magnitude of which is not known at this time.

At December 31, 2003, the Company had U.S. net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $130.3 million and $1.5 million, respectively. (See note 14 to the consolidated financial statements for further discussion).

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefits, including disclosures about plan assets, investment strategy, plan obligations and cash flows. The Company will be required to adopt the new disclosure requirements of SFAS No. 132 effective with its financial statements for the year ending December 31, 2004.

EITF Issue No. 03-01, “Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring at a specified or determinable date or dates or upon an event certain to occur. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and applied its provisions to the classification at September 30, 2003 of the $750,000 of Series E convertible preferred stock that was put back to the Company effective with the sale of the Company’s intermittent testing business.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which replaces the original issuance of FASB Interpretation No. 46 in January 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of this interpretation beginning in the first quarter 2004 and does not expect that it will have a significant impact on its financial statements.

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

The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, DML, are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. From November 1999 through October 2002, most of the Company’s sales were made to the Company’s two global distribution partners, Philips and Codman, with sales denominated in U.S. dollars, thereby significantly mitigating the risk of exchange rate fluctuations on trade receivables. With the termination of the exclusive agreement with Philips, the Company established a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors in various other countries. All sales made from the Company’s U.S. operations are denominated in U.S. dollars and, with the exception of sales to end-user customers in Germany (which are denominated in euros), all sales made from DML are denominated in British pounds sterling. The Company is currently reassessing its risk of exchange rate fluctuations on trade receivables due to changing distribution relationships and methods precipitated by the termination of the Company’s exclusive agreement with Philips.

As a result of fluctuations of the British pound sterling to the U.S. dollar in 2003, the Company’s reported consolidated net loss for 2003 increased in excess of $400,000 relative to 2002. The effect of foreign exchange rate fluctuations on the Company’s financial results for 2002 and 2001 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s debt obligations as of December 31, 2003 bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

The Company is also exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit retirement plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the previous valuation date of December 31, 2002, reflecting a $1.6 million and $2 million increase in the plan’s underfunded status relative to December 31, 2001 and 2000, respectively. This occurred due to an environment of weaker investment performance in the global markets over the prior two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan has improved as of the most recent valuation date of December 31, 2003 to approximately $2.5 million, and is expected to continue to improve over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Retirement Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation.

Item 8.	Financial Statements and Supplementary Data

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

Independent Auditors’ Report

The Board of Directors and Shareholders

Diametrics Medical, Inc.:

We have audited the accompanying consolidated balance sheets of Diametrics Medical, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diametrics Medical, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Minneapolis, Minnesota

January 23, 2004

Consolidated Statements of Operations

	Years ended December 31,
Diametrics Medical, Inc. and Subsidiary	2003	2002	2001
Revenue:
Product revenue	$2,883,451	$5,485,937	$10,030,017
Other revenue	200,000	884,142	600,000

Total revenue	3,083,451	6,370,079	10,630,017
Cost of revenue	3,032,177	4,420,509	6,810,153

Gross profit	51,274	1,949,570	3,819,864

Operating expenses:
Research and development	2,223,146	2,243,010	2,871,225
Selling, general and administrative	5,611,727	4,195,618	4,021,920
Restructuring and other charges	650,538	692,527	—

	8,485,411	7,131,155	6,893,145

Operating loss	(8,434,137)	(5,181,585)	(3,073,281)
Interest income	15,878	86,441	323,490
Interest expense	(1,262,307)	(545,976)	(572,618)
Gain on modification of convertible notes	1,500,000	—	—
Other expense, net	(59,602)	(25,427)	(48,785)

Net loss before discontinued operations	(8,240,168)	(5,666,547)	(3,371,194)

Discontinued operations:
Loss from discontinued operations	(2,071,036)	(1,864,469)	(504,705)
Gain on sale of discontinued operations	1,832,059	—	—

Net loss from discontinued operations	(238,977)	(1,864,469)	(504,705)
Net loss	(8,479,145)	(7,531,016)	(3,875,899)
Beneficial conversion feature—preferred stock dividend	(958,962)	—	—

Net loss available to common shareholders	$(9,438,107)	$(7,531,016)	$(3,875,899)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.34)	$(0.21)	$(0.12)
Discontinued operations:
Loss from discontinued operations	(0.08)	(0.07)	(0.02)
Gain on sale of discontinued operations	0.07	—	—

Net loss from discontinued operations	(0.01)	(0.07)	(0.02)

Net loss	$(0.35)	$(0.28)	$(0.14)

Weighted average common shares outstanding	26,967,708	26,816,130	26,762,684

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	December 31,
Diametrics Medical, Inc. and Subsidiary	2003	2002
Assets
Current assets:
Cash and cash equivalents	$315,176	$3,964,791
Restricted cash	720,169	—
Accounts receivable, net of allowance for doubtful accounts of $89,495 in 2003 and -0- in 2002	464,402	284,540
Inventories	1,450,824	2,265,160
Prepaid expenses and other current assets	298,167	334,254
Assets of discontinued operations	—	4,230,383

Total current assets	3,248,738	11,079,128

Property and equipment, net	1,859,027	2,364,949
Other assets, net	85,234	6,700

	$5,192,999	$13,450,777

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,097,069	$695,193
Accrued expenses	794,148	1,252,658
Deferred credits and revenue	826,359	—
Convertible senior secured fixed rate notes	—	7,300,000
Capital lease obligations and other borrowings	169,861	194,348
Liabilities of discontinued operations	—	586,784

Total current liabilities	2,887,437	10,028,983

Long-term liabilities:
Convertible senior secured fixed rate notes (net of discount of $1,667,858)	5,632,142	—
Long-term liabilities, excluding current portion	48,736	187,697
Accrued retirement plan benefit	2,495,260	2,563,201

Total liabilities	11,063,575	12,779,881

Shareholders’ equity (deficit):
Preferred stock, $.01 par value: 5,000,000 shares authorized, 7,500 and no shares issued and outstanding at December 31, 2003 and 2002, respectively	75	—
Common stock, $.01 par value: 60,000,000 shares authorized, 27,456,209 and 27,165,336 shares issued and outstanding at December 31, 2003 and 2002, respectively	274,562	271,653
Additional paid-in capital	150,612,474	148,479,677
Accumulated deficit	(152,856,593)	(143,418,486)
Deferred compensation	(93,699)	(652,896)
Accumulated other comprehensive loss	(3,807,395)	(4,009,052)

Total shareholders’ equity (deficit)	(5,870,576)	670,896

Commitments and contingencies (notes 8, 9, 10 and 18)
	$5,192,999	$13,450,777

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

Diametrics Medical, Inc. and Subsidiary	Preferred Shares	Common Shares	Preferred stock	Common stock	Additional paid-in capital	Accumulated deficit	Deferred compensation	Accumulated other comprehensive income (loss)	Total shareholders’ equity (deficit)	Total comprehensive loss
Balance, December 31, 2000	—	26,713,166	$—	267,132	147,291,259	(132,011,571)	—	(1,361,929)	14,184,891

Net loss	—	—	—	—	—	(3,875,899)	—	—	(3,875,899)	$(3,875,899)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(385,522)	(385,522)	(385,522)
Minimum pension liability	—	—	—	—	—	—	—	(621,275)	(621,275)	(621,275)

Comprehensive loss for the year ended December 31, 2001	—	—	—	—	—	(3,875,899)	—	(1,006,797)	—	$(4,882,696)

Issuance of common stock under employee stock purchase plan	—	35,971	—	360	106,575	—	—	—	106,935
Exercise of options to common stock	—	53,550	—	535	119,244	—	—	—	119,779

Balance, December 31, 2001	—	26,802,687	$—	268,027	147,517,078	(135,887,470)	—	(2,368,726)	9,528,909

Net loss	—	—	—	—	—	(7,531,016)	—	—	(7,531,016)	$(7,531,016)
Foreign currency translation adjustment	—	—	—	—	—	—	—	106,438	106,438	106,438
Minimum pension liability	—	—	—	—	—	—	—	(1,746,764)	(1,746,764)	(1,746,764)

Comprehensive loss for the year ended December 31, 2002	—	—	—	—	—	(7,531,016)	—	(1,640,326)	—	$(9,171,342)

Issuance of stock under restricted stock plan	—	329,885	—	3,299	821,412	—	(824,711)	—	—
Amortization of deferred compensation under restricted stock plan	—	—	—	—	—	—	171,815	—	171,815
Issuance of stock in lieu of cash compensation	—	—	—	—	58,455	—	—	—	58,455
Issuance of common stock under employee stock purchase plan	—	28,414	—	284	67,768	—	—	—	68,052
Exercise of options to common stock	—	4,350	—	43	14,964	—	—	—	15,007

Balance, December 31, 2002	—	27,165,336	$—	$271,653	$148,479,677	$(143,418,486)	$(652,896)	$(4,009,052)	$670,896

Net loss	—	—	—	—	—	(8,479,145)	—	—	(8,479,145)	$(8,479,145)
Foreign currency translation adjustment	—	—	—	—	—	—	—	192,818	192,818	192,818
Minimum pension liability	—	—	—	—	—	—	—	8,839	8,839	8,839

Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	(8,479,145)	—	201,657	—	$(8,277,488)

Cancellation of restricted stock	—	(87,480)	—	(875)	(217,826)	—	218,701	—	—
Amortization of deferred compensation under restricted stock plan	—	—	—	—	—	—	340,496	—	340,496
Issuance of preferred stock	15,000	—	150	—	1,205,120	—	—	—	1,205,270
Beneficial conversion value of preferred stock				—	958,962	(958,962)			—
Redemption of preferred stock	(7,500)	—	(75)	—	(749,925)	—	—	—	(750,000)
Valuation of warrants issued in connection with extension of convertible senior secured fixed rate notes	—	—	—	—	800,000	—	—	—	800,000
Exercise of warrants to common stock	—	330,751	—	3,308	112,455	—	—	—	115,763
Issuance of common stock under employee stock purchase plan	—	47,602	—	476	24,011	—	—	—	24,487

Balance, December 31, 2003	7,500	27,456,209	$75	$274,562	$150,612,474	$(152,856,593)	$(93,699)	$(3,807,395)	$(5,870,576)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
Diametrics Medical, Inc. and Subsidiary	2003	2002	2001
Cash flows from operating activities:
Net loss	$(8,479,145)	$(7,531,016)	$(3,875,899)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	2,071,036	1,864,469	504,705
Gain on sale of discontinued operations	(1,832,059)	—	—
Depreciation and amortization	694,100	675,505	1,051,904
Gain on modification of convertible senior secured fixed rate notes	(1,500,000)	—	—
Accretion of convertible senior secured fixed rate notes	632,143	—	—
Stock-based compensation	340,496	230,270	—
Impairment loss on property and equipment	153,683	—	—
Loss on disposal of property and equipment	25,820	—	—
Changes in operating assets and liabilities (net of operations sold):
Accounts receivable	(179,862)	1,936,704	795,860
Inventories	814,336	6,533	654,208
Prepaid expenses and other current assets	36,087	(96,596)	133,388
Accounts payable	401,875	(402,194)	(751,600)
Accrued expenses	(458,510)	(513,732)	(118,019)
Deferred credits and revenue	107,436	(466,667)	108,182

Net cash used in continuing operating activities	(7,172,564)	(4,296,724)	(1,497,271)

Cash flows from investing activities:
Purchases of property and equipment	(118,427)	(388,947)	(314,284)
Purchases of marketable securities	—	—	(4,319,091)
Proceeds from maturities of marketable securities	—	749,141	9,851,711
Net proceeds from sale of discontinued operations	4,153,938	—	—
Proceeds from sale of discontinued operations placed in escrow	(720,169)	—	—
Deferred gain on sale of discontinued operations	718,923	—	—
Other	(18,896)	—	(1,100)

Net cash provided by investing activities	4,015,369	360,194	5,217,236

Cash flows from financing activities:
Redemption of preferred stock	(750,000)	—	—
Principal payments on borrowings and capital lease obligations	(182,425)	(269,057)	(522,862)
Convertible senior secured fixed rate notes extension costs	(81,306)	—	—
Proceeds from borrowings	—	31,240	487,310
Net proceeds from issuance of preferred stock	1,205,270	—	—
Net proceeds from issuance of common stock	140,250	83,060	226,714

Net cash provided by (used in) financing activities	331,789	(154,757)	191,162

Net cash provided by (used in) discontinued operations	(749,316)	642,816	1,699,888
Effect of exchange rate changes on cash and cash equivalents	(74,893)	(241,583)	(387,874)

Net increase (decrease) in cash and cash equivalents	(3,649,615)	(3,690,054)	5,223,141
Cash and cash equivalents at beginning of year	3,964,791	7,654,845	2,431,704

Cash and cash equivalents at end of year	$315,176	$3,964,791	$7,654,845

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$479,089	$545,976	$572,618

Supplemental disclosure of noncash investing and financing activities:

•	The Company entered into capital lease obligations for equipment of $18,977 during the year ended December 31, 2003.

•	As further described in note 9, effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes. The modified notes and associated warrants to purchase 4.3 million shares of common stock were recorded in the second quarter 2003 as debt and equity, respectively, at their respective fair values of $5.0 million and $800,000, and the $7.3 million carrying value of the original notes was retired.

•	As further described in note 4, effective May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description Of Business And Summary Of Significant Accounting Policies

Description of the Business. Diametrics Medical, Inc., along with its subsidiary (“the Company”), is a medical device company engaged in the development, manufacture and distribution of critical care blood and tissue monitoring systems that provide continuous diagnostic information at the point-of-patient care.

On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, for approximately $5.2 million in cash and the assumption of certain liabilities, including $583,000 in trade payables. The results of operations for the intermittent testing business have been reported as discontinued operations for all periods presented in this Annual Report on Form 10-K.

The Company markets and distributes its products through both direct and indirect distribution channels. With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors in various other countries. The Company continued to sell disposable sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2003. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc. a Johnson & Johnson Company (“Codman”), under an exclusive distribution agreement entered into October 1, 1998.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and Diametrics Medical, Ltd. (“DML”), its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

Foreign Currency Translation/Transactions. The financial statements of the Company’s foreign subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of shareholders’ equity (deficit). Also recorded as translation adjustments in shareholders’ equity (deficit) are transaction gains and losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net loss, but have not been material in any of the years presented.

Cash and Cash Equivalents. The Company considers highly liquid debt instruments purchased with an original maturity of 90-days or less to be cash equivalents. At December 31, 2003 and 2002, cash and cash equivalents consisted mainly of money market funds and municipal bonds.

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

Inventories. Inventories are stated at the lower of cost or market using the first in, first out method. Reserves for slow moving and obsolete inventories are provided based upon current and expected future product sales, the expected impact of changes in production levels and product transitions or modifications.

Property and Equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of 2 to 10 years for equipment and furniture and the term of the underlying lease for leasehold improvements. Maintenance and repairs are expensed as incurred.

Impairment of Long-lived Assets. The Company reviews its long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in the group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition. The Company recognizes revenue upon its shipment of product to its distributors and direct customers or, in the case of trial monitors placed directly with customers, upon the customer’s acceptance of the product. The Company’s sales terms to its distributors and direct customers provide no right of return outside of the Company’s standard warranty policy and payment terms consistent with industry standards apply. Sales terms and pricing extended to the Company’s distributors and direct customers are governed by the respective distribution agreements and contracts, together with binding purchase orders for each transaction. The transition to expanded distribution channels and the resulting increase in sales to direct end-user customers is expected to increase the diversity of the Company’s sales transactions and customer base, which may result in some transactions with nonstandard terms and conditions, such as acceptance criteria. In these cases, revenue will be recognized upon the fulfillment of the obligation specific to the terms of the customer’s contract. In cases where an end-user customer requires more than an insignificant amount of post-sales training, the Company will defer the greater of the relative fair value of that training or any contingent payments until the training is completed in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.”

Research and Development. Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred. Research and development funds earned by the Company under the Philips exclusive agreement (which ceased with the termination of that agreement effective November 1, 2002), were recorded as a reduction of the development costs incurred, and approximated $467,000 in 2002 and $529,000 in 2001.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	December 31,
	2003	2002	2001
Common stock options	3,423,256	3,802,255	2,556,518
Common stock warrants	4,668,996	1,201,667	1,406,667
Convertible senior secured fixed rate notes	2,013,430	869,047	869,047
Convertible preferred stock	2,650,177	—	—
Restricted stock	64,251	329,885	—

Product Warranty. The Company, in general, warrants its new hardware products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Beginning in 2003, the Company established provisions for the estimated cost of maintaining product warranties for the hardware and disposable products of its continuing operations based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. Evaluation of the reserve also includes consideration of other factors, including sales levels and types of warranty claims received. While warranty claims have not been material the Company’s consolidated financial statements, the warranty reserve will be evaluated on an ongoing basis to ensure its adequacy. Warranty provisions and claims for the year ended December 31, 2003 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Balance at end of period
2003	$—	$60,000	$—	$60,000

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates primarily relate to the assessment of required accounts receivable and inventory valuation allowances, the fair value of long-lived assets, accounting for debt and equity transactions, accounting for foreign currency translation and transactions and defined benefit retirement plan funding and accounting. Actual results could differ from those estimates.

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

	2003	2002	2001
Actual net loss available to common shareholders	$(9,438,107)	$(7,531,016)	$(3,875,899)
Pro forma stock-based compensation expense	(1,615,082)	(2,262,930)	(1,595,026)

Pro forma net loss available to common shareholders	$(11,053,189)	$(9,793,946)	$(5,470,925)

Actual basic and diluted net loss per share	$(0.35)	$(0.28)	$(0.14)
Pro forma stock-based compensation expense	(0.06)	(0.09)	(0.06)

Pro forma basic and diluted net loss per share	$(0.41)	$(0.37)	$(0.20)

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.

The per share weighted-average fair value of options granted under the Company’s stock option plans was $.75, $2.41 and $2.90 for the years ended December 31, 2003, 2002 and 2001, respectively. These per share values were determined using the Black Scholes option-pricing model with the following assumptions: annualized volatility of 100.92%, 91.53% and 85.2% for 2003, 2002 and 2001, respectively; risk-free interest rate of 3.25% in 2003, 3.76% in 2002 and 4.56% in 2001; and an expected life of five years and no dividends for each year.

Comprehensive Loss. Comprehensive loss is presented as a component of Shareholders’ Equity (Deficit) and consists of net loss, foreign currency translation adjustments and changes in the Company’s minimum pension liability. The accumulated balances for each component of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total Accumulated Other Comprehensive Loss
Balances at December 31, 2001	$(1,203,271)	$(1,165,455)	$(2,368,726)
Foreign currency rate changes	106,438	—	106,438
Change in minimum pension liability	—	(1,746,764)	(1,746,764)

Balances at December 31, 2002	(1,096,833)	(2,912,219)	(4,009,052)
Foreign currency rate changes	192,818	—	192,818
Change in minimum pension liability	—	8,839	8,839

Balances at December 31, 2003	$(904,015)	$(2,903,380)	$(3,807,395)

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

Reclassifications. Certain amounts included in the prior year consolidated financial statements, including the impact of the Company’s discontinued operations, have been reclassified in prior years to conform to the current year presentation. Such reclassifications had no effect on the Company’s previously reported consolidated financial position, net loss or cash flows.

New Accounting Pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefits, including disclosures about plan assets, investment strategy, plan obligations and cash flows. The Company will be required to adopt the new disclosure requirements of SFAS No. 132 effective with its financial statements for the year ending December 31, 2004.

EITF Issue No. 03-01, “Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. For example, the Statement requires liability classification for a financial instrument issued in the form of shares that are mandatorily redeemable, e.g., includes an unconditional obligation requiring the issuer to redeem it by transferring at a specified or determinable date or dates or upon an event certain to occur. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and applied its provisions to the classification at September 30, 2003 of the $750,000 of Series E convertible preferred stock that was put back to the Company effective with the sale of the Company’s intermittent testing business.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which replaces the original issuance of FASB Interpretation No. 46 in January 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company is required to adopt the provisions of this interpretation beginning in the first quarter 2004 and does not expect that it will have a significant impact on its financial statements.

(2)	GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

At December 31, 2003, the Company had working capital of approximately $361,000, an increase of approximately $1.4 million from negative working capital of $1 million reported at December 31, 2002, prior to restatement of the balance sheet for the impact of discontinued operations. The increase was impacted primarily by the reclassification from current to long-term liabilities of $7.3 million of Convertible

Senior Secured Fixed Rate Notes, with a reduction in the carrying value of the notes to $5.6 million as of December 31, 2003. The reclassification and revaluation of the notes occurred as a result of the Company’s renegotiation of the terms of the notes to extend repayment two years to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of equity securities to pay down the principal value of the notes. As part of this transaction, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. Partially offsetting the positive impact on working capital of the notes reclassification was an increase in the 2003 net loss before noncash items of approximately $7.9 million.

The Company incurred consolidated net losses of $8,479,145, $7,531,016 and $3,875,899 (including net losses from continuing operations of $8,240,168, $5,666,547 and $3,371,194) for the years ended December 31, 2003, 2002 and 2001, respectively, and has incurred net losses since inception. The 2003 net loss is net of a $1.8 million gain recognized on the sale of the Company’s intermittent testing business and a net $0.9 million gain recognized as a result of the modification of the Company’s Convertible Senior Secured Fixed Rate Notes, further described in note 9 to the consolidated financial statements.

The Company’s aggregate cash balance (including restricted cash) decreased by approximately $2.9 million during 2003 to $1 million. Primarily impacting the reduction in cash in 2003 was a loss from continuing operations, excluding noncash items, of $7.9 million and cash used by discontinued operations of $0.7 million, partially offset by net proceeds from the sale of the intermittent testing business of $4.9 million and positive changes in working capital of $0.7 million.

In May 2003, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock. The preferred stock is callable by the Company during the first 12 months at the original purchase price plus a return of 2% per month from the date of investment, and 50% could be put back to the Company in the event of the Company’s completion of the sale of its intermittent testing business, at the original purchase price plus a return of 1% per month. Five-year warrants to purchase 735,000 shares of the Company’s common stock at $.35 per share were also issued in conjunction with the financing. The warrants are exercisable after the conversion of the preferred stock.

As discussed in “Discontinued Operations” under note 3 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in excess trade payables assumed by ITC, approximated $720,000. The Company is unaware of any actual or potential claims that would significantly reduce the amounts to be released from escrow in late March 2004. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 20 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing are expected to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The Company expects to be able to pay the accrued interest by June 30, 2004 from funds generated from operations, the release of funds held in escrow from the sale of the Company’s intermittent testing business, plus the proceeds from the sale of a second tranche of $1.5 million Series F preferred stock or the proceeds from other longer-term financing from various alternatives currently being explored. The financing of the second tranche of Series F preferred stock is, however, at the discretion of the purchasers. As such, if this funding does not occur and longer term financing options are not yet in place, the Company may be unable to pay the accrued interest on June 30, 2004, thus creating an event of default that could cause the notes to become immediately due and payable.

As part of an amendment to the exclusive distribution agreement with Philips signed in April 2003, the Company was provided an option to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. In late 2003, the Company provided a binding forecast to Philips for the purchase of approximately $0.6 million of TrendCare instruments over the course of 2004. The Company’s cost to purchase these products is less than its cost to assemble or purchase from other sources.

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction of inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new biotech applications for its products. Such applications will not require significant additional resources but could generate additional revenues in the near future. In addition to these measures, however, the Company expects it will be required to raise an additional $5 million to $10 million in financing by third quarter 2004 in order to sustain its operations over the longer-term as its continuous monitoring business is developed and additional applications for the Company’s technology are explored. Until longer-term financing is arranged, the Company will rely on existing funds, its ongoing revenue stream, the release in late March 2004 of escrowed proceeds from the sale of the intermittent testing business and financing from the potential issuance of a second $1.5 million tranche of Series F preferred stock to fund near-term operations and contractual commitments.

The terms of the Company’s Convertible Senior Secured Fixed Rate Notes require a lump sum principal payment of $7.3 million in August 2005 to retire the notes, to the extent the note holders do not elect to exercise the conversion option prior to that date. The Company does not expect to be able to pay the full maturity value of the notes from funds generated from operations, nor does it expect amounts secured through the longer-term financing discussed above to be used to pay off the principal balance. As such, the Company expects to either renegotiate the terms of the notes to further extend repayment, or raise additional capital to allow retirement of the notes when due.

The issuance of equity related instruments to raise funding is limited, however, to the level of the Company’s remaining unissued and available authorized shares, currently approximating 3.2 million shares subsequent to the issuance of the first tranche of Series F preferred stock and related warrants. The Company’s inability to obtain shareholder approval for an increase in authorized shares of common stock at its annual meeting in April 2004 would negatively affect the Company’s future ability to raise equity funding.

On January 9, 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market set forth in Marketplace Rule 4450(a)(3), and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. On April 25, 2003, the Company received a Nasdaq Staff Determination indicating that it failed to comply with the minimum common stock market value requirement for continued listing on the Nasdaq SmallCap Market set forth in Marketplace Rule 4310(C)(2)(B)(ii), and that its securities were subject to delisting. On July 1, 2003, the Company received a notice from the Nasdaq Stock Market indicating that, following a review of the appeal the Company presented on June 5, 2003, the Nasdaq Listing Qualifications Panel determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective with the open of business on July 2, 2003. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

(3)	DISCONTINUED OPERATIONS

On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to ITC for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000, certain capital lease obligations of $56,000 and product warranty obligations estimated at $30,000. Of the cash payment, $758,000 was placed in escrow by ITC and is restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in trade payables assumed by ITC in excess of an established $550,000 ceiling, approximated $720,000 and were recorded as restricted cash and a deferred credit in current liabilities. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million.

Following are summary operating results of the intermittent testing business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the respective periods:

	2003	2002	2001
Revenue	$4,821,996	$12,328,108	$13,858,911
Gross profit	1,008,126	2,033,761	2,684,723
Net loss	(2,071,036)	(1,864,469)	(504,705)

The carrying value of assets sold to ITC, consisting primarily of accounts receivable, inventory and property and equipment, approximated $3.0 million, and liabilities assumed by ITC totaled approximately $669,000.

(4)	SERIES E CONVERTIBLE PREFERRED STOCK FINANCING

On May 12, 2003, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock at a price of $100 per share. The preferred stock is convertible at any time into the Company’s common stock at 88% of the volume weighted average trading price of the common stock for the five consecutive trading days before the conversion date, subject to a maximum and minimum conversion price of $.75 per share and $.35 per share, respectively. The preferred stock is callable by the Company during the first 12 months at the original purchase price plus a return of 2% per month from the date of investment, and 50% could be put back to the Company in the event of the Company’s completion of the sale of its intermittent testing business, at the original purchase price plus a return of 1% per month. Five-year warrants to purchase 735,000 shares of the Company’s common stock at $.35 per share were also issued in conjunction with the financing. The warrants are exercisable after the conversion of the preferred stock. Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 for the preferred stock and warrants, respectively, were recorded as equity in the second quarter 2003. The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $958,962 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2003.

Effective upon the sale of the Company’s intermittent testing business, the holders of the Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month.

(5)	INVENTORIES

Inventories at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Raw materials	$391,364	$766,317
Work-in-process	306,272	452,097
Finished goods	753,188	1,046,746

	$1,450,824	$2,265,160

(6)	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 3003 and 2002 consisted of the following:

	2003	2002
Manufacturing equipment	$2,214,919	$2,014,858
Laboratory fixtures and equipment	782,146	675,809
Data equipment and furniture	812,013	763,690
Leasehold improvements	973,097	819,803
Tooling	976,156	791,056
Demonstration instruments	1,491,194	1,413,714

	7,249,525	6,478,930
Less accumulated depreciation and amortization	(5,390,498)	(4,113,981)

	$1,859,027	$2,364,949

(7)	ACCRUED EXPENSES

Accrued expenses at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Employee compensation	$364,268	$758,784
Other	429,880	493,874

	$794,148	$1,252,658

(8)	DEFERRED CREDITS AND REVENUE

Deferred credits and revenue at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Deferred gain on sale of business	$718,923	$—
Deferred research and development funding	100,000	—
Other	7,436	—

	$826,359	$—

Approximately $720,000 of the proceeds from the sale of the Company’s intermittent testing business remain in escrow at December 31, 2003 and are restricted from the Company’s use for 180 days after the closing date to fund indemnification obligations, if any, that arise. Amounts in escrow are expected to be released in late March 2004, at which time the Company will recognize additional gain on the sale of discontinued operations of approximately $719,000. The small differential between the amount of restricted cash in escrow and the deferred gain is the result of interest income earned on the funds held in the escrow account. As part of its exclusive distribution agreement with Codman, the Company entered into a development program with Codman effective September 2003 which provided for prepaid funding of development costs. These prepaid amounts will be recognized as revenue as contractual milestones are met.

(9)	BORROWINGS

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Long-term debt:
Convertible senior secured fixed rate notes	$5,632,142	$7,300,000
Bank loan	—	41,092

	5,632,142	7,341,092
Less current portion of long-term debt	—	(7,341,092)

	$5,632,142	$—

On August 4, 1998, the Company issued Convertible Senior Secured Fixed Rate Notes with proceeds aggregating $7,300,000. Interest on the Convertible Senior Secured Fixed Rate Notes is payable quarterly in arrears, at 7% per annum. The original terms provided for the issued and outstanding shares of DML, of which 100% are owned by the Company, as security for the notes, and payment of the full principal balance on August 4, 2003.

The Convertible Senior Secured Fixed Rate Note agreements contain provisions, which in the event of a change in control of the Company, allow the note holders to require the Company to repurchase all or a portion of the holders’ notes at a purchase price of 100% of the principal amount plus accrued and unpaid interest. In addition, the original terms of the note agreements allow the note holders to convert the notes into shares of Common Stock of the Company at a conversion price of $8.40 per share, subject to adjustment for the impact of certain transactions initiated by the Company that result in dilution of the note holders’ investment in the Company.

Effective April 7, 2003, the Company completed the renegotiation of the terms of the notes, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. This transaction required accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in debt and equity, respectively, at their respective fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter 2003 in other income as a gain on modification of the notes. The Company is accreting the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $632,142 was recorded during 2003.

In August 2003, the note holders agreed to further amend the Note Purchase Agreement to defer the timing of interest payments on the notes for the first and second quarters of 2003, amounting to approximately $254,000, as well as increase their security position to include all unencumbered assets of the Company. The deferred interest was fully paid to the note holders in September 2003. In January 2004, the note holders agreed to further amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on the warrants from $.94 per share to $.34 per share.

(10)	LEASES

The Company is obligated under equipment capital leases that expire at various dates during the next three years. The lease agreements are secured by the related equipment and require principal and interest payments in monthly installments through January 2006, at annual rates ranging from 9.7% to 14.6%. The capital lease for the manufacturing equipment is with DVI, Inc. See also note 16. The gross amount included in property and equipment and related accumulated amortization relating to capital leases is as follows:

	December 31,
	2003	2002
Manufacturing equipment	$600,857	$537,414
Data equipment and furniture	75,907	56,930
Laboratory fixtures and equipment	20,520	20,520

	697,284	614,864
Less accumulated amortization	(205,411)	(104,670)

	$491,873	$510,194

The present value of future minimum capital lease payments is as follows:

Year ending December 31:
2004	$214,433
2005	50,506
2006	5,244

Total minimum lease payments	270,183
Less amount representing interest (at 9.7% to 14.6%)	(51,586)

Present value of minimum capital lease payments	218,597
Less current portion of capital lease obligations	(169,861)

Capital lease obligations, excluding current portion	$48,736

(11)	STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

The Company’s 1990 Stock Option Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards and performance awards for the purchase or issuance of up to 5,200,000 shares of common stock to Company employees, directors and consultants.

In July 2002, the Compensation Committee of the Company’s Board of Directors approved retention agreements for certain of the Company’s key employees. The agreements became effective August 1, 2002 and provided for the grant under the 1990 Stock Option Plan of 329,885 restricted shares of the Company’s Common Stock as an incentive to the employees to remain in the employ of the Company and put forth maximum efforts for the success of the Company. The agreements provide for vesting of 50% of the shares on August 1, 2003, and vesting of the remaining 50% on August 1, 2004, provided the employee remains employed by the Company. The fair value of the restricted shares on the date of grant, August 1, 2002, was $824,711, which was recognized as restricted stock with a corresponding charge to deferred compensation, a contra equity account. The Company is recognizing the deferred compensation as expense ratably over the two-year vesting period. Compensation expense related to these shares was $340,496 in 2003 and $171,815 in 2002.

Under the terms of the retention agreements, in the event of involuntary termination, including transfer of employees to ITC, 50% of a participant’s restricted shares vest if termination occurs prior to August 1, 2003 and a pro rata portion of shares vest for each full month of employment if termination occurs on or after August 1, 2003. The retention agreements require cancellation of remaining unvested shares. As a result of the sale of the Company’s intermittent testing business to ITC, and also due to involuntary employee terminations in the Company’s continuing operations, 87,483 restricted shares previously granted to participating employees were cancelled as of September 30, 2003. This resulted in the retirement of approximately $219,000 of common stock and additional paid-in capital and a corresponding reduction in deferred compensation as of September 30, 2003.

The Company’s 1993 Directors’ Stock Option Plan, which provided for annual and discretionary grants to non-employee directors of the Company of non-qualified stock options, expired during 2003 in accordance with its terms. The Company’s shareholders approved an amendment to the 1990 Stock Option Plan in May 2003 to modify the eligibility requirements for participation in that plan in order to allow nonemployee directors to participate and become eligible to receive awards or options under the 1990 Stock Option Plan. While no grants were made from the 1993 Directors’ Plan during 2003, outstanding options under that plan remain exercisable under their original terms.

Under the plans, the option price is equal to the fair value on the date of grant. Under the 1990 Stock Option Plan, options become exercisable over varying periods and terminate up to ten years from the date of grant. Under the 1993 Directors’ Stock Option Plan, initial grants of options to new directors became exercisable over a three-year period and terminate ten years from the date of grant. Annual grants to directors vested six months after the date of grant. At December 31, 2003, 578,490 shares were available for grant under the 1990 Stock Option Plan.

Summarized below is the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during those years:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
1990 Stock Option Plan
Outstanding at beginning of year	3,469,962	$5.02	2,256,225	$6.19	2,212,568	$6.45
Granted	700,000	0.98	1,402,500	3.32	324,000	4.22
Exercised	—	—	(4,350)	3.45	(53,550)	2.35
Expired	(1,064,499)	5.71	(184,413)	6.47	(226,793)	6.85

Outstanding at end of year	3,105,463	3.87	3,469,962	5.02	2,256,225	6.19

Options exercisable at year-end	1,463,588	5.55	1,793,524	6.06	1,576,100	5.92

1993 Directors’ Stock Option Plan
Outstanding at beginning of year	332,293	$5.84	300,293	$6.02	209,573	$6.88
Granted	—	—	32,000	4.14	124,000	4.92
Exercised	—	—	—	—	—	—
Expired	(14,500)	(4.60)	—	—	(33,280)	7.36

Outstanding at end of year	317,793	5.89	332,293	5.84	300,293	6.02

Options exercisable at year-end	292,793	5.94	277,793	5.88	191,293	6.26

The following table summarizes information concerning stock options outstanding and exercisable options at December 31, 2003 for the above plans:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of exercise prices	Number outstanding	Weighted average remaining life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ — - 1.00	500,000	9.4	$0.97	—	$—
1.01 - 2.00	613,000	9.1	1.61	103,250	1.90
2.01 - 3.00	100,000	8.8	2.40	25,000	2.40
3.01 - 4.00	39,000	5.7	3.29	39,000	3.29
4.01 - 5.00	1,074,906	6.3	4.25	555,156	4.39
5.01 - 6.00	315,199	5.2	5.64	267,699	5.67
6.01 - 7.00	534,218	1.6	6.15	534,218	6.15
7.01 - 8.00	56,982	4.1	7.56	56,982	7.56
8.01 - 9.00	53,787	4.4	8.25	53,787	8.25
9.01 - 13.00	136,164	4.4	11.34	121,289	11.26

	3,423,256	6.3	4.06	1,756,381	5.61

In connection with certain financing arrangements entered into since the Company’s inception, the Company has granted stock purchase warrants for the purchase of common stock. The stock purchase warrants become exercisable over varying periods and expire up to ten years from the date of grant. Stock warrants outstanding under these arrangements are summarized as follows:

	2003		2002		2001
	Shares	Exercise price per share	Shares	Exercise price per share	Shares	Exercise price per share
Outstanding at beginning of year	1,201,667	$6.00 - 8.40	1,406,667	$4.53 - 8.40	1,414,667	$4.53 - 8.40
Granted	4,990,837	.34 - .35	—	—	—	—
Exercised	(330,751)	.35	—	—	—	—
Expired	(1,192,757)	6.00 - 8.40	(205,000)	4.53 - 5.06	(8,000)	5.00

Outstanding at end of year	4,668,996	.34 - 6.00	1,201,667	6.00 - 8.40	1,406,667	4.53 - 8.40

Warrants exercisable at year-end	1,464,129	.34 - 6.00	1,201,667	6.00 - 8.40	1,406,667	4.53 - 8.40

(12)	EMPLOYEE STOCK PURCHASE PLAN

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

Participant elections resulted in the issuance of 47,602 shares at an average price per share of $.51 in 2003, 28,414 shares at an average price per share of $2.40 in 2002 and 35,971 shares at an average price per share of $2.97 in 2001.

(13)	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for its U.S. employees. U.S. employees of the Company who meet certain age and service requirements may contribute up to 20 percent of their salaries to the plan on a pre-tax basis. The Company has the discretion to match employee contributions $.50 for each $1.00 contributed by an employee up to a maximum company contribution of $1,000 per year. The matching contributions in 2003, 2002 and 2001 totaled $11,274, $47,624 and $55,714, respectively. The Company has not provided matching contributions to participating employees of the plan since the first quarter of 2003.

As part of its acquisition of DML in November 1996, the Company assumed sponsorship of the subsidiary’s contributory defined benefit retirement plan (the “Retirement Plan”), covering the majority of the subsidiary’s employees. The Retirement Plan provides benefits based upon final pensionable salary and years of credited service. The Company’s funding policy for the Retirement Plan is to contribute into a trust fund at a rate that is intended to remain at a level percentage of total pensionable payroll. The assets of the Retirement Plan are held separately from those of the Company and invested in the London and Manchester Secure Growth Fund, High Equity Mixed Fund and a small holding in the Deposit and Property Funds. A portion of the Retirement Plan assets are also invested in the Scottish Equitable Funds.

Contributions to the Retirement Plan are charged to expense so as to provide for the cost of the pensions over the employees’ working lives with the Company. The contributions are determined by a qualified actuary on the basis of a valuation using the “attained age” valuation method.

The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the plan’s previous valuation date of December 31, 2002, reflecting a $1.6 million increase in the plan’s underfunded status relative to the prior year. As a result, the Company’s balance sheet at December 31, 2002 reflected significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to the prior year. This occurred due to an environment of weaker investment performance in the global markets over the prior two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan has improved as of the most recent valuation date of December 31, 2003 to approximately $2.5 million, and is expected to continue to improve over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Retirement Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation.

The closing of the Retirement Plan to future accrual of benefits is considered a curtailment under SFAS No. 88, “Employer’s Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment resulted in a reduction in the projected benefit obligation under the Retirement Plan. This, combined with improvements in the market value of the Retirement Plan fund investments, reduced the underfunded status of the Retirement Plan to approximately $2.5 million as of December 31, 2003, an approximate $500,000 improvement from the underfunded status as of December 31, 2002. The Company has analyzed the impact of the Retirement Plan curtailment under SFAS No. 88, and has concluded that no significant financial statement adjustments or gain or loss recognition is required.

The FASB released a revision of SFAS No. 132 in December 2003 which requires new disclosures about plan assets, investment strategy, plan obligations and cash flows. The new disclosure requirements will be incorporated in the Company’s financial statements for the year ended December 31, 2004.

The following provides a reconciliation of the projected benefit obligation, plan assets and funded status of the Retirement Plan at December 31, along with the components of net periodic pension cost for each year presented:

	2003	2002
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7,511,892	$5,961,135
Service cost	296,660	403,790
Interest cost	422,170	345,680
Plan participants’ contributions	62,695	92,645
Plan participants’ rollover contributions	100,731	—
Actuarial (gain) loss	(361,358)	126,666
Benefits paid	(62,867)	(82,232)
Foreign currency exchange rate changes	931,747	664,208

Projected benefit obligation at end of year	$8,901,670	$7,511,892

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,498,810	$4,599,255
Actual return (loss) on plan assets	708,175	(969,625)
Employer contribution	444,737	436,221
Plan participants’ contributions	62,695	92,645
Plan participants’ rollover contributions	100,731	—
Benefits paid	(62,867)	(82,232)
Foreign currency exchange rate changes	654,129	422,546

Fair value of plan assets at end of year	$6,406,410	$4,498,810

Funded status	$(2,495,260)	$(3,013,082)
Unrecognized actuarial loss	2,903,380	3,362,100

Net amount recognized	$408,120	$349,018

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(2,495,260)	$(2,563,201)
Minimum pension liability	2,903,380	2,912,219

Net amount recognized	$408,120	$349,018

Rate assumptions:
Discount rate	5.50%	5.60%
Rate of salary progression	3.75%	3.30%
Long-term rate of return on assets	8.00%	8.00%

	Years ended December 31,
Components of Net Periodic Benefit Cost	2003	2002	2001
Service cost	$296,660	$403,790	$426,240
Interest cost	422,170	345,680	319,680
Expected return on plan assets	(381,420)	(388,890)	(371,520)
Recognized net actuarial loss	190,710	65,560	57,600

	$528,120	$426,140	$432,000

(14)	INCOME TAXES

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

As of December 31, 2003 the Company had U.S. tax net operating loss and research and development tax credit carryforwards of approximately $130,300,000 and $1,493,000, respectively. Should a cumulative “change in ownership” occur within a three-year period, use of the Company’s net operating loss carryforwards may be limited. If not used, net operating loss carryforwards begin to expire in 2005 at the following amounts each year:

Year ending December 31:
2005	$500,000
2006	1,900,000
2007	4,300,000
2008	13,600,000
2009	11,800,000
Thereafter through 2023	98,200,000

Total net operating loss carryforwards	$130,300,000

The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $55,548,000 which can be carried forward indefinitely, subject to review by the governmental taxing authority.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations are as follows at December 31:

	2003	2002
Tax credits	$1,493,000	$1,490,000
Federal net operating loss carryforward	5,870,000	4,858,000
Foreign net operating loss carryforward	18,331,000	16,631,000
Deferred revenue	266,000	—
Fixed asset depreciation	(21,000)	65,000
Amortization of goodwill	459,000	517,000
Accrued expenses	61,000	118,000
Other differences	25,000	60,000
Valuation allowance	(26,484,000)	(23,739,000)

Net deferred tax asset	$—	$—

The provision for income taxes from continuing operations differs from the expected tax expense, computed by applying the federal corporate rate of 34% to earnings before income taxes as follows:

	2003	2002	2001
Expected federal benefit	$(2,802,000)	$(1,927,000)	$(1,146,000)
State tax, net of federal benefit	(47,000)	(36,000)	(39,000)
Other, net	104,000	(50,000)	(168,000)
Increase in valuation allowance	2,745,000	2,013,000	1,353,000

	$—	$—	$—

(15)	RESTRUCTURING AND OTHER CHARGES

As a result of the Company’s sale of its intermittent testing business and also as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company eliminated certain general and administrative and sales support positions, resulting in restructuring and other nonrecurring charges of approximately $758,000 in the third quarter 2003. These charges affected five employees in the Company’s discontinued intermittent testing business for which the Company incurred restructuring charges for severance costs of approximately $107,000, included in discontinued operations in the Statements of Operations for the year ended December 31, 2003. Additionally, two positions were eliminated and one officer level resignation occurred in the Company’s continuing operations, resulting in restructuring charges of approximately $405,000 and other nonrecurring charges of approximately $246,000, respectively, all for severance and related benefits costs. These charges are included in continuing operations as restructuring and other nonrecurring charges in the Statements of Operations for the year ended December 31, 2003. Of the total restructuring and other nonrecurring charges of $758,000, the Company has paid approximately $675,000 through December 31, 2003, and expects to pay the remaining $83,000 over the nine months ending September 30, 2004. The Company expects the third quarter restructuring activities to result in annualized savings for its continuing operations of approximately $346,000.

Operating results for the year ended December 31, 2002 included restructuring and other nonrecurring charges of approximately $887,000. Approximately $194,000 of the restructuring charges are included in discontinued operations for year ended December 31, 2002, consisting of severance costs related to work force reductions in the Company’s discontinued intermittent testing business. These changes affected 18 positions, including eight in manufacturing, nine in research and development and one in general and administration. Additionally, restructuring and other nonrecurring charges of approximately $693,000 are included in continuing operations for the year ended December 31, 2002. Charges during 2002 included approximately $504,000 of nonrecurring charges for severance and related costs resulting from the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002. Remaining amounts of approximately $189,000 represent restructuring charges consisting of severance and related costs associated with a work force reduction in the Company’s continuing operations impacting 26 manufacturing and one research and development position. Of the $887,000 of total restructuring and other nonrecurring charges, $725,000 was paid during 2002, and the remaining $162,000 was paid during the first half of 2003.

(16)	RELATED PARTY TRANSACTIONS

In August 1998, the Company issued Convertible Senior Secured Fixed Rate Notes, with proceeds aggregating $7,300,000, which were used to retire other debt of the Company. The investor group was led by BCC Acquisition II LLC. Effective April 7, 2003, the Company and the note holders completed a modification of the terms of the notes, including a two-year extension of repayment of the notes to August 4, 2005 and a reduction in the conversion price for $6,900,000 of the notes from $8.40 to $3.51 per share. Additionally, the note holders received five-year warrants for 4,255,837 shares of the Company’s common stock, at an exercise price of $.94 per share, subsequently reduced to $.34 per share as part of an amendment to the Note Purchase Agreement completed in January 2004 with an effective date of December 30, 2003.

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease with a balance of approximately $155,000 as of December 31, 2003. See notes 9 and 10 for further detail on the Convertible Senior Secured Fixed Rate Notes and capital lease.

Codman and Philips, current and former distributors of the Company, respectively, are shareholders of the Company. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The

Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003 and further amended effective November 1, 2003, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003. Revenues from continuing operations with Philips and Codman, including payments in lieu of product purchases, were approximately $676,000, $5.7 million and $9.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Outstanding accounts receivable with these parties represented less than 1% of total accounts receivable as of December 31, 2003, and 38% and 98% of total outstanding accounts receivable relating to the Company’s continuing operations as of December 31, 2002 and 2001, respectively. Revenues and related accounts receivable balances with these parties in 2002 and 2001 were primarily concentrated with Philips.

(17)	BUSINESS SEGMENT INFORMATION

The Company has identified one reportable operating segment consisting of medical diagnostic products which provide continuous blood and tissue monitoring at the point-of-patient care. The Company develops, manufactures and markets blood and tissue monitoring systems that are based on fiber optic technology. Products consist of the TrendCare Continuous Blood Gas Monitoring Systems and the Neurotrend Cerebral Tissue Monitoring System. From November 1999 through October 31, 2002, the Company’s products were sold primarily to acute care hospitals via exclusive third-party distribution channels. Effective November 1, 2002, the Company markets and distributes its products through its direct sales force in the United States, the United Kingdom and Germany, and through nonexclusive third-party distributors in various other countries. The Company also continues to distribute its Neurotrend cerebral tissue monitoring system through Codman, under an exclusive distribution agreement.

Information regarding the Company’s continuing operations in different geographies for the years ended December 31 is as follows:

	2003	2002	2001
Sales to unaffiliated customers
Germany	$845,692	$4,383,279	$7,999,747
United States	842,248	1,372,282	1,903,218
United Kingdom	675,289	479,963	445,916
Japan	194,956	11,306	267,955
All other foreign countries	525,266	123,249	13,181

	$3,083,451	$6,370,079	$10,630,017

Long-lived assets
United States	$119,423	$257,796	$174,435
United Kingdom	1,739,604	2,107,153	2,215,491

	$1,859,027	$2,364,949	$2,389,926

Sales attributed to geographic areas are based upon customer location. Long-lived assets consist of property and equipment located at the Company’s facilities in the United States and the United Kingdom.

Major customers with which the Company generated revenues in 2003 of 10% or more of total revenues from continuing operations included Codman, the Company’s exclusive distributor for its Neurotrend cerebral tissue monitoring system, and Philips, a distributor for the Company’s TrendCare disposable sensors and related accessories through October 31, 2003. Revenues with Codman comprised 12% of total revenue for the year ended December 31, 2003, and included a $200,000 cash payment in lieu of minimum purchase requirements under the terms of the distribution agreement. Sales to Philips comprised 10% of total revenue during the same period, but only 1% during the last half of the year. Revenues with Philips comprised 85% and 82% of total revenue from continuing operations for the years ended December 31, 2002 and 2001, respectively, while revenues with Codman comprised 4% and 10% of total revenue for the same periods.

(18)	COMMITMENTS

The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. Rent expense for continuing operations included in the accompanying Consolidated Statements of Operations was $519,622, $475,546 and $467,907 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following is a schedule of future minimum rental payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases:

Year ending December 31:
2004	$482,230
2005	270,796
2006	109,239
2007	43,173
2008	30,987

Total minimum lease payments	$936,425

(19)	LEGAL PROCEEDINGS

There are no legal proceedings pending, threatened against or involving the Company, which, in the opinion of management, will have a material adverse effect upon consolidated results of operations or financial condition.

(20)	SUBSEQUENT EVENT

On January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. However, if the Company’s six-month cash flow through June 30, 2004 is 20% less than projected, the floor conversion price will decrease to $.15 per share. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. The Company filed a Registration Statement with the Securities and Exchange Commission on February 12, 2004 to register the underlying shares of common stock that are subject to conversion of the preferred stock and exercise of the warrants. Proceeds from the interim financing are expected to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing by third quarter 2004 in order to sustain the development of its continuous monitoring business and explore additional applications of its technology.

Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF

00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” Application of these provisions are expected to result in the calculation of an embedded beneficial conversion feature in the preferred stock, which is required to be treated as a deemed dividend to preferred shareholders. The resulting amount, expected to range from $500,000 to $800,000, will be charged to retained earnings and treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which will be used in the numerator in the loss per share calculation for the three months ended March 31, 2004. This transaction will also require a review of the proper classification of the accompanying warrants as equity or debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants.

(21)	QUARTERLY RESULTS OF OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenue	$737,212	$672,261	$809,595	$864,383
Gross profit (loss)	117,726	45,446	257,849	(369,747)
Operating loss	(2,008,761)	(2,007,046)	(2,203,696)	(2,214,634)
Net loss before discontinued operations	(2,138,304)	(857,002)	(2,631,890)	(2,612,972)
Discontinued operations:
Loss from discontinued operations	(752,317)	(369,002)	(949,717)	—
Gain on sale of discontinued operations	—	—	1,832,059	—

Income (loss) from discontinued operations	(752,317)	(369,002)	882,342	—

Net loss	(2,890,621)	(1,226,004)	(1,749,548)	(2,612,972)
Beneficial conversion feature	—	(958,962)	—	—

Net loss available to common shareholders	(2,890,621)	(2,184,966)	(1,749,548)	(2,612,972)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.08)	$(0.07)	$(0.09)	$(0.10)
Discontinued operations:
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	—
Gain on sale of discontinued operations	—	—	0.07	—

Net income (loss) from discontinued operations	(0.03)	(0.01)	0.03	—

Net loss	(0.11)	(0.08)	(0.06)	(0.10)

2002
Revenue	$2,219,161	$1,992,909	$1,693,391	$464,618
Gross profit (loss)	808,627	579,833	721,070	(159,960)
Operating loss	(682,483)	(1,614,436)	(1,007,523)	(1,877,143)
Net loss before discontinued operations	(795,486)	(1,735,273)	(1,130,548)	(2,005,240)
Loss from discontinued operations	(263,505)	(395,315)	(44,640)	(1,161,009)
Net loss	(1,058,991)	(2,130,588)	(1,175,188)	(3,166,249)
Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.03)	$(0.07)	$(0.04)	$(0.08)
Loss from discontinued operations	(0.01)	(0.01)	—	(0.04)

Net loss	(0.04)	(0.08)	(0.04)	(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (or its consolidated subsidiary) required to be included in the reports the Company files or submits under the Exchange Act.

(b)	Changes in internal controls over financial reporting.

During the quarter ended December 31, 2003, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Registrant

The information contained under the heading “Election of Directors” in the Company’s definitive Proxy Statement (the “Proxy Statement”) for its 2004 Annual Meeting of Shareholders to be held on April 29, 2004, which Proxy Statement will be filed within 120 days after the close of the fiscal year ended December 31, 2003, is incorporated herein by reference.

Executive Officers of the Registrant

See Part I, Item 1 of this Report for information on Executive Officers of the Company.

The information contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and all other Company employees performing similar functions. The code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

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

The information contained under the heading “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information contained under the heading “Appointment of Independent Certified Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The following consolidated financial statements of Diametrics Medical, Inc. and Independent Auditors’ Report are filed as part of this Report on pages 28 through 54.

Independent Auditors’ Report
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following consolidated financial statement schedule of Diametrics Medical, Inc. is filed as part of this Report and should be read in conjunction with the consolidated financial statements of Diametrics Medical, Inc.

Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement dated July 17, 2003 between the Company and International Technidyne Corporation	(8)

3.1	Articles of Incorporation of the Company (as amended)	(7)

3.2	Bylaws of the Company (as amended)	(5)

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	(7)

4.2		Certificate of Designations of Series F Convertible Preferred Stock of the Company, dated January 14, 2004	Filed herewith

10.1	*	1990 Stock Option Plan, as amended and restated	(7)

10.2	*	1993 Directors’ Stock Option Plan, as amended and restated	(6)

10.3	*	1995 Equalizing Director Stock Option Plan	(1)

10.4		1995 Employee Stock Purchase Plan (as revised and restated)	(6)

10.5		Common Stock Purchase Agreement, dated June 30, 1998, between the Company and the Purchasers named therein	(2)

10.6		Note Purchase Agreement, dated August 4, 1998, between the Company and the Purchasers named therein	(2)

10.7		Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003	(2)

10.8		Distribution Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Professional, Inc.	(3)

10.9		Put Option and Stock Purchase Agreement, dated October 1, 1998, between the Company and Johnson & Johnson Development Corporation	(3)

10.10		Form of Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and its executive officers	(3)

10.11		Form of Severance Pay Agreement (in the event of Termination Without Cause) dated July 31, 1998, between the Company and its executive officers	(3)

10.12		Common Stock Purchase Agreement, dated June 6, 1999, between the Company and Hewlett-Packard Company	(4)

10.13		First Amendment to Note Purchase Agreement, dated April 7, 2003, between the Company and the Purchasers named therein	(7)

10.14		Form of First Amended and Restated Convertible Senior Secured Fixed Rate Note due August 4, 2005	(7)

10.15		Amendment to Manufacturing and Distribution Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	(7)

10.16		Subscription Agreement for shares of Series E Convertible Preferred Stock and Common Stock Warrant, dated May 12, 2003, between the Company and the Purchasers named therein	(7)

10.17		Form of Stock Purchase Warrant, dated May 12, 2003	(7)

10.18		Escrow Agreement, dated September 26, 2003, by and among International Technidyne Corporation, the Company and Deutsche Bank Trust Company Americas, as Escrow agent	(9)

10.19		Subscription Agreement for shares of Series F Convertible Preferred Stock and Common Stock Warrant, dated January 14, 2004, between the Company and the Purchasers named therein	Filed herewith

10.20	Form of Stock Purchase Warrant, dated January 14, 2004	Filed herewith

10.21	Limited Waiver and Amendment, effective as of December 30, 2003, between the Company and the Noteholders named therein	Filed herewith

14	Code of Business Conduct and Ethics for Directors, Officers and Employees	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of KPMG LLP	Filed herewith

24	Powers of Attorney (included in signature page of Report)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act	Filed herewith

*	Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(1)	Incorporated by reference to the Company’s 1995 Annual Report on Form 10-K.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed July 23, 1999.

(5)	Incorporated by reference to the Company’s 1999 Annual Report on Form 10-K.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 22, 2003.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003.

(b)	Reports on Form 8-K

On October 1, 2003, the Company filed a Current Report on Form 8-K under Item 5 related to the Company’s announcement that it completed the sale of substantially all of the assets of its intermittent testing business to International Technidyne, a wholly owned subsidiary of Thoratec Corporation.

On October 14, 2003, the Company filed a Current Report on Form 8-K under Item 2 and Item 7, providing a description of the sale of substantially all the assets of its intermittent testing business and related pro forma financial statements and notes.

On November 13, 2003, the Company filed a Current Report on Form 8-K under Item 12 relating to the Company’s announcement of earnings results for the quarter ended September 30, 2003, as presented in a press release of November 13, 2003.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Shareholders

Diametrics Medical, Inc.:

Under date of January 23, 2004, we reported on the consolidated balance sheets of Diametrics Medical, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Minneapolis, Minnesota

January 23, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on March 15, 2004.

DIAMETRICS MEDICAL, INC.

By	/s/ David B. Kaysen

David B. Kaysen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 15, 2004.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David B. Kaysen and W. Glen Winchell, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 2003 of Diametrics Medical, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Name	Title

/s/ David B. Kaysen	President, Chief Executive Officer and Director

David B. Kaysen	(Principal Executive Officer)

/s/ W. Glen Winchell	Senior Vice President of Finance and Chief

W. Glen Winchell	Financial Officer (Principal Financial Officer)

/s/ Jill M. Nussbaum	Corporate Controller

Jill M. Nussbaum	(Principal Accounting Officer)

/s/ Gerald L. Cohn

Gerald L. Cohn	Director

/s/ Carl S. Goldfischer

Carl S. Goldfischer, M.D.	Director and Chairman of the Board

/s/ Mark B. Knudson

Mark B. Knudson, Ph.D.	Director

EXHIBIT INDEX

Exhibit No.	Description
4.2	Certificate of Designations of Series F Convertible Preferred Stock of the Company, dated January 14, 2004

10.19	Subscription Agreement for shares of Series F Convertible Preferred Stock and Common Stock Purchase Warrant, dated January 14, 2004, between the Company and the Purchasers named therein

10.20	Form of Stock Purchase Warrant, dated January 14, 2004

10.21	Limited Waiver and Amendment, effective as of December 30, 2003, between the Company and the Noteholders named therein

14	Code of Business Conduct and Ethics for Directors, Officers and Employees

21	List of Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney (included in signature page of Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements Under the Private Securities Litigation Reform Act

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of period	Charged to costs and expenses	Foreign currency exchange rate changes	Deductions		Balance at end of period
Allowance for doubtful accounts:
2003	$—	$85,661	$10,683	$(6,849	)*	$89,495
2002	—	—	—	—		—
2001	—	—	—	—		—

*	Trade accounts receivable written off against the allowance for doubtful accounts.