Form 10-Q
period 2004-03-31
DIAMETRICS MEDICAL INC
filed 2004-05-07
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.

Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

3050 Centre Pointe Drive, Suite 150, Roseville, Minnesota 55113

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

As of April 30, 2004, 29,222,993 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Net revenue	$651,016	$737,212

Cost of revenue	610,920	619,486

Gross profit	40,096	117,726

Operating expenses:
Research and development	371,668	589,719
Selling, general and administrative	1,324,094	1,536,768

Total operating expenses	1,695,762	2,126,487

Operating loss	(1,655,666)	(2,008,761)

Interest income	4,761	7,486
Interest expense	(381,191)	(138,527)
Other expense, net	(123,855)	1,498

Net loss before discontinued operations	(2,155,951)	(2,138,304)

Discontinued operations:
Loss from discontinued operations	—	(752,317)
Gain on sale of discontinued operations	557,052	—

Income (loss) from discontinued operations	557,052	(752,317)

Net loss	(1,598,899)	(2,890,621)
Beneficial conversion feature—preferred stock dividend	(665,994)	—
Net loss available to common shareholders	$(2,264,893)	$(2,890,621)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.10)	$(0.08)
Discontinued operations:
Loss from discontinued operations	—	(0.03)
Gain on sale of discontinued operations	0.02	—

Net income (loss) from discontinued operations	0.02	(0.03)

Net loss	$(0.08)	$(0.11)

Weighted average number of common shares outstanding	28,498,626	26,835,451

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$845,052	$315,176
Restricted cash	—	720,169
Accounts receivable, net	441,330	464,402
Inventories	1,416,754	1,450,824
Prepaid expenses and other current assets	206,109	298,167

Total current assets	2,909,245	3,248,738

Property and equipment	7,406,489	7,249,524
Less accumulated depreciation and amortization	(5,620,948)	(5,390,497)

	1,785,541	1,859,027

Other assets	76,600	85,234

	$4,771,386	$5,192,999

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,402,336	$1,097,069
Accrued expenses	815,249	794,148
Deferred credits and revenue	7,435	826,359
Capital lease obligations and other borrowings	144,873	169,861

Total current liabilities	2,369,893	2,887,437

Long-term liabilities:
Convertible senior secured fixed rate notes (net of discount of $1,434,672 and $1,667,858 at March 31, 2004 and December 31, 2003, respectively)	5,865,328	5,632,142
Long-term liabilities, excluding current portion	32,596	48,736
Accrued retirement plan benefit	2,495,260	2,495,260

Total liabilities	10,763,077	11,063,575

Shareholders’ equity (deficit):
Preferred stock, $.01 par value: 5,000,000 authorized, 17,500 and 7,500 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	175	75
Common stock, $.01 par value: 100,000,000 authorized, 29,222,993 and 27,456,209 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	292,230	274,562
Additional paid-in capital	152,613,913	150,612,474
Accumulated deficit	(155,121,486)	(152,856,593)
Deferred compensation	(53,543)	(93,699)
Accumulated other comprehensive loss	(3,722,980)	(3,807,395)

Total shareholders’ deficit	(5,991,691)	(5,870,576)

	$4,771,386	$5,192,999

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,598,899)	$(2,890,621)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	—	752,317
Gain on sale of discontinued operations	(557,052)	—
Depreciation and amortization	211,487	175,012
Accretion of convertible senior secured fixed rate notes	233,186	—
Expense related to warrant repricing	90,674	—
Stock-based compensation	40,156	103,089
Changes in operating assets and liabilities (net of effect of operations sold):
Accounts receivable	23,072	(190,570)
Inventories	34,070	211,193
Prepaid expenses and other current assets	92,058	122,266
Accounts payable	305,268	86,605
Accrued expenses	21,101	(192,060)
Deferred credits and revenue	(100,000)	—

Net cash used in continuing operating activities	(1,204,879)	(1,822,769)

Cash flows from investing activities:
Purchases of property and equipment	(76,401)	(180,951)
Release of escrowed proceeds on sale of business	720,169	—
Recognition of deferred gain on sale of business	(718,924)	—

Net cash used in investing activities	(75,156)	(180,951)

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(41,129)	(56,317)
Net proceeds from the issuance of preferred stock and common stock warrants	1,262,539	—
Net proceeds from the issuance of common stock	—	10,203

Net cash provided by (used in) financing activities	1,221,410	(46,114)

Net cash provided by (used in) discontinued operations	557,052	(431,027)

Effect of exchange rate changes on cash and cash equivalents	31,449	(31,136)

Net increase (decrease) in cash and cash equivalents	529,876	(2,511,997)

Cash and cash equivalents at beginning of period	315,176	3,964,791

Cash and cash equivalents at end of period	$845,052	$1,452,794

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,971	$12,527

Supplemental disclosure of noncash investing and financing activities:

-	As further described in note 2, effective January 16, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

-	The Company entered into capital lease obligations for equipment of $18,977 during the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

Prior-year results of operations for the Company’s discontinued intermittent testing business have been reported as discontinued operations. This reclassification had no effect on the Company’s previously reported consolidated financial position, net loss or cash flows.

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments, revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No other changes to the Company’s critical accounting policies have been made during the quarter ended March 31, 2004.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	SERIES F CONVERTIBLE PREFERRED STOCK FINANCING

On January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval received in late April 2004 of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. However, if the Company’s six-month cash flow through June 30, 2004 is 20% less than projected, the floor conversion price will decrease to $.15 per share. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. Proceeds from the interim financing are being used to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing by mid 2004 in order to sustain the development of its continuous monitoring business and explore additional applications of its technology.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity in the first quarter 2004. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $665,994 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the quarter ended March 31, 2004. The Company classified the warrants issued in connection with the Series F preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

(3)	DISCONTINUED OPERATIONS

On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000. Of the $5.2 million cash payment, $758,000 was placed in escrow and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. The carrying value of assets sold to ITC approximated $3 million, and ITC assumed liabilities of the intermittent testing business totaling $669,000. As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-lived Assets,” the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September 2003, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million. In late March 2004, sale proceeds remaining in escrow and deferred for recognition were released to the Company, amounting to approximately $713,000. After deducting transaction costs of $156,000, an additional gain on the sale of discontinued operations was recognized in the first quarter 2004 of approximately $557,000.

Following are summary operating results of the intermittent testing business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2003:

Three Months Ended March 31, 2003
Revenue	$1,439,455
Gross profit	$301,195
Net loss	$(752,317)

(4)	CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter 2003 as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter 2003 in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $233,186 was recorded in the three months ended March 31, 2004.

In January 2004, the note holders agreed to further amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price of the warrants from $.94 per share to $.34 per share. The reduction in the exercise price resulted in an increase in the fair value of the warrants of $90,674, which was recorded as a charge to other income with an offsetting credit to additional paid-in capital in the first quarter 2004.

(5)	LIQUIDITY

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors pertaining to the Company’s consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

The Company incurred a consolidated net loss of $1,598,899 for the three months ended March 31, 2004, preceded by a consolidated net loss of $8,479,145 (including net losses from continuing operations of $8,240,168) for the year ended December 31, 2003, and has incurred net losses since inception. The net loss for the quarter is net of a $557,000 gain recognized upon the release in late March 2004 of escrowed proceeds from the Company’s sale of its intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $190,000 during the three months ended March 31, 2004 to $845,000. Primarily impacting the reduction in cash during the first quarter 2004 was a net loss from operations excluding noncash items of $1.6 million, partially offset by net proceeds of $1.3 million from the issuance during the first quarter of Series F convertible preferred stock.

As discussed in “Discontinued Operations” under note 3 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. In late March 2004, sales proceeds remaining in escrow were released to the Company, amounting to $713,000. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 2 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing are being used to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing. In late April 2004, the Company received shareholder approval to increase its number of authorized shares of common stock by 40 million shares, thereby supporting potential funding of the second tranche of Series F preferred stock and enhancing the Company’s ability to pursue additional equity financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The Company expects to be able to pay the accrued interest by June 30, 2004 from funds generated from operations, funds released from escrow from the sale of the Company’s intermittent testing business, plus the proceeds from the potential sale of a second tranche of $1.5 million Series F preferred stock or the proceeds from other longer-term financing from various alternatives currently being explored. The financing of the second tranche of Series F preferred stock is, however, at the discretion of the purchasers. As such, if this funding does not occur and longer term financing options are not yet in place, the Company may be unable to pay the accrued interest on June 30, 2004, thus creating an event of default that could cause the notes to become immediately due and payable.

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

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction of inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new biotech applications for its products. Such applications will not require significant additional resources but could generate additional revenues in the near future. In addition to these measures, however, the Company expects it will be required to raise an additional $5 million to $10

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

million in financing by third quarter 2004 in order to sustain its operations over the longer-term as its continuous monitoring business is developed and additional applications for the Company’s technology are explored. Until longer-term financing is arranged, the Company will rely on existing funds, its ongoing revenue stream, funds released from escrow from the sale of the Company’s intermittent testing business and financing from the potential issuance of a second $1.5 million tranche of Series F preferred stock or other short-term financing to fund near-term operations and contractual commitments.

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

In January 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. The Company’s securities were later delisted from the SmallCap Market effective July 2, 2003, due to its failure to comply with the minimum common stock market value requirement for continued listing on that market. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

	March 31,
	2004		2003
Common stock options	3,418,256		3,802,255
Common stock warrants	10,668,996		1,201,667
Convertible senior secured fixed rate notes	2,013,431		869,047
Convertible preferred stock - Series E	883,393		—
Convertible preferred stock - Series F	10,000,000	(1)	—
Restricted stock	64,251		329,885

(1)	Based upon the lowest potential conversion rate of $.15 per share.

(7)	COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,598,899)	$(2,890,621)
Change in cumulative translation adjustment	84,415	(59,015)

Comprehensive loss	$(1,514,484)	$(2,949,636)

(8)	INVENTORIES

	March 31, 2004	December 31, 2003
Raw materials	$284,077	$391,364
Work-in-process	443,788	306,272
Finished goods	688,889	753,188

	$1,416,754	$1,450,824

(9)	STOCK-BASED COMPENSATION

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

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Actual net loss available to common shareholders	$(2,264,893)	$(2,890,621)
Pro forma stock-based compensation expense	(214,649)	(369,431)

Pro forma net loss available to common shareholders	$(2,479,542)	$(3,260,052)

Actual basic and diluted net loss per share	$(0.08)	$(0.11)
Pro forma stock-based compensation expense	(0.01)	(0.01)

Pro forma basic and diluted net loss per share	$(0.09)	$(0.12)

No stock options were granted under the Company’s stock option plans during the three months ended March 31, 2004 and 2003.

(10)	PRODUCT WARRANTY

The Company, in general, warrants its new hardware products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Beginning in the fourth quarter 2003, the Company established provisions for the estimated cost of maintaining product warranties for the hardware and disposable products of its continuing operations based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. Evaluation of the reserve also includes consideration of other factors, including sales levels and types of warranty claims received. While warranty claims have not been material to the Company’s consolidated financial statements, the warranty reserve will be evaluated on an ongoing basis to ensure its adequacy. Warranty provisions and claims for the three months ended March 31, 2004 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Foreign currency exchange rate changes	Balance at end of period
2004	$60,000	741	(8,638)	897	$53,000
2003	$—	—	—	—	$—

(11)	RELATED PARTY TRANSACTIONS

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

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease with a balance of $122,475 as of March 31, 2004.

Codman & Shurtleff, Inc., a Johnson & Johnson company (“Codman”) is a current distributor for the Company. Philips Medical Systems, a division of Royal Philips Electronics, is a shareholder of the Company and a former distributor. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003 and further amended effective November 1, 2003, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003. Revenues with Codman totaled $21,485 for the three months ended March 31, 2004, and revenues from continuing operations with Codman and Philips totaled $300,630 for the three months ended March 31, 2003. Outstanding accounts receivable with Codman represented 5% of total accounts receivable at March 31, 2004, and less than 1% at December 31, 2003.

(12)	SIGNIFICANT CUSTOMERS AND GEOGRAPHIC SALES

No single customer generated revenues for the Company in excess of 10% of total revenues during the three months ended March 31, 2004. Revenues from Codman, the Company’s exclusive distributor of its Neurotrend cerebral tissue monitoring system, comprised 16% of total revenues from continuing operations during the quarter ended March 31, 2003, while revenues with Philips, a former distributor for the Company’s TrendCare disposable sensors and related accessories, comprised 25% of total revenue for the same period.

Products sold internationally, consisting primarily of sales in Europe, comprised approximately 85% and 93% of total product revenue from continuing operations for the three months ended March 31, 2004 and 2003, respectively, with remaining product revenue in each period generated in the United States.

(13)	DEFINED BENEFIT RETIREMENT PLAN FUNDING

The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. The Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. Company contributions made subsequent to August 31, 2003 will be allocated fully to reduce the Retirement’s Plan’s liabilities for participant benefits earned through August 31, 2003, thus helping to secure participant’s benefits earned through that date, and reducing the Company’s exposure to a potential future significant funding obligation. Subsequent to the August 31, 2003 modification of the Retirement Plan, the actuarial determined minimum funding requirement was established at 7,000 British pounds per month (or approximately $12,700 U.S. dollars based upon January 2004 exchange rates between the British pound sterling and the U.S. dollar). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is funding the Retirement Plan at this minimum level during 2004. The minimum funding requirement for future periods may increase relative to current levels, the magnitude of which is not known at this time.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

March 31, 2004

(UNAUDITED)

Following are the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$—	$90,000
Interest cost	124,000	106,000
Expected return on plan assets	(129,000)	(93,000)
Recognized net actuarial loss	38,000	47,000

	$33,000	$150,000

(14)	NEW ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 03-01, “Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. Additionally, the FASB’s Emerging Issues Task Force issued an EITF Consensus in April 2004 that will require companies carrying debt and equity securities at amounts higher that the securities’ fair values to use more detailed criteria to evaluate whether to record a loss and to disclose additional information about unrealized losses. The other-than-temporary impairment accounting guidance under the Consensus is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. EITF Issue No. 03-01 and its follow-on Consensus guidance is not expected to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which replaces the original issuance of FASB Interpretation No. 46 in January 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has adopted the provisions of this interpretation effective with the first quarter 2004 and does not expect that it will have a significant impact on its financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which updates the guidance in SAB 101, “Revenue Recognition in Financial Statements,” and directs companies to identify separate units of accounting based on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” before applying the guidance of SAB 104. The Company has adopted the provisions of SAB 104 in its revenue recognition practices.

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefits, including disclosures about plan assets, investment strategy, plan obligations and cash flows. The Company will be required to adopt the new disclosure requirements of SFAS No. 132 effective with its financial statements for the year ending December 31, 2004. Certain interim period disclosure requirements relating to the components of net periodic benefit cost and contribution information are effective beginning in the first quarter 2004 and included in note 13.

(15)	SUBSEQUENT EVENT

On April 29, 2004, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 60 million shares to 100 million shares. Such approval will enhance the Company’s ability to pursue additional equity financing.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments, revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No other changes to the Company’s critical accounting policies have been made during the quarter ended March 31, 2004.

The Company’s discussion and analysis of results of operations and financial condition include forward-looking statements, which may include statements regarding the Company’s expectations about future financial performance; the continuation of historical trends; the sufficiency of its cash balances and cash generated from operating activities for future liquidity and capital resource needs; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; anticipated problems and its plans for future operations; and the economy in general or the future of the medical device industry, all of which are subject to various risks and uncertainties. Actual results may differ materially from the Company’s expectations depending on a variety of important factors, including, but not limited to such factors as the Company’s ability to successfully implement its new business plan; the Company’s ability to raise an adequate level of capital to fund its operations; market demand and pressures on the pricing for its products; changing market conditions, competition and growth rates within the medical device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties, including those described in Exhibit 99.1 to the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission, with respect to the Company’s fiscal year ended December 31, 2003. When used in this Form 10-Q, and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Company, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects,” or similar expressions and variations thereof are intended to identify such forward-looking statements.

OVERVIEW

The Company experienced significant changes over the past year. The Company’s primary line of business from its inception in 1990 through September 2003 was the development, manufacture and distribution of intermittent blood testing products. That line of business was sold in late September 2003. In late 1996, the Company acquired a continuous blood and tissue monitoring business which now represents its only line of business. This business, now known as Diametrics Medical, Ltd, operates as a wholly owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England. The Company’s continuous monitoring systems are based on fiber optic sensor technology which measures color changes optically via light transmitted through plastic fibers embedded with fluorescent dyes sensitive to chemicals in blood and tissue. Products include the TrendCare Continuous Blood Gas Monitoring

Systems and the Neurotrend Cerebral Tissue Monitoring System. The TrendCare systems provide immediate and continuous information on blood gases and temperature in adult, pediatric and neonatal patients via a fiber optic sensor placed through an arterial catheter. Neurotrend continuously monitors oxygen, carbon dioxide, acidity and temperature through sensors placed directly in brain tissue, providing critical information regarding blood supply and oxygen levels in the brain that can guide clinicians and surgeons in treating patients with head trauma or those requiring surgery in the brain. The Company distributes its Neurotrend cerebral tissue monitoring system through Codman under an exclusive worldwide distribution agreement. The exclusive agreement with Codman expires in October 2004 and is renewable for two years.

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

The sale of the intermittent testing business generated gross cash proceeds of $5.2 million, including escrowed proceeds released in late March 2004. A significant portion of the proceeds were required to satisfy commitments for severance payments, accrued vacation obligations and various other employee related commitments as well as accrued interest payments and the mandatory redemption of half of the Company’s Series E preferred stock. As a result of those commitments and the fact that significant management and administrative expenses continue, the Company was required to draw down the first $1.5 million tranche of financing under a $3 million Series F convertible preferred stock agreement completed in early 2004, and will need to raise additional longer-term funds by about mid-year. This poses a significant challenge as operations continue to use cash and additional spending will be required to effectively implement an aggressive sales and marketing strategy.

Short-term challenges facing the Company are clear. First, additional funds must be raised by mid 2004 to assure continued operations. Management believes that monthly expenditures have been reduced to the extent practicable without incurring substantial upfront costs, such as employee severance payments and early termination charges for leases and other contracts. That conclusion is further based on the expectation of continued production and distribution of systems and sensors to meet sales projections. However, available funds and proceeds from sales as well as funds released from escrow in late March 2004 from the sale of the intermittent testing business will only sustain such operations until mid 2004. If additional funds are not raised, certain debt payments, including deferred interest, could not be made, creating an event of default which would accelerate the maturity of such debt. While financing of the second tranche of Series F preferred stock is at the discretion of the purchasers, management is hopeful that such funding will occur, helping to fund near-term operations and contractual commitments. Management has been actively pursuing longer-term financing alternatives since the asset sale was completed in September 2003 and believes several viable opportunities exist, but currently has no proposal in-hand.

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

In summary, the Company has a viable product which is accepted where used but has not penetrated the market to its potential. It now has the nucleus of a dedicated sales and marketing organization which is focused on expanding usage among existing customers, penetrating the neonatal market more completely and entering the biotech arena. Short-term funding has been arranged under the $3 million Series F preferred stock agreement, subject to the purchasers financing the second $1.5 million tranche of preferred stock, and efforts are moving forward for a longer-term funding solution. That funding will be the key to the Company’s survival and success.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue from continuing operations was $651,016 for the three months ended March 31, 2004, compared to $737,212 for the same period in the prior year, a decrease of 12%.

Product revenue content reflects a mix of 46% disposable sensor revenues in the first quarter of 2004, compared to 64% in the same period last year, with instrument related revenues comprising the remaining product revenues in each period. A 36% reduction in disposable sensor revenues during the quarter caused the overall decline in revenue. This reduction resulted primarily from the timing of disposable sensor purchases from Codman and Philips in the prior year, with a concentration of those purchases in that year’s first quarter. Under an amendment to the Philips’ distribution agreement, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003, but was no longer subject to minimum purchase requirements. Instrument related revenues increased 32% relative to last year’s first quarter as a result of increased sales of monitoring systems, as the Company continued to develop its new sales channels. The Company’s transition to expanded distribution channels also positively impacted average selling prices in the first quarter 2004 for both instruments and disposable sensors, as a higher concentration of sales were made to direct end-user customers and distributors at pricing higher than that extended to Philips. Products sold internationally, consisting primarily of sales in Europe, comprised 85% and 93% of total product revenue from continuing operations for the three months ended March 31, 2004 and 2003, respectively, with remaining product revenue in each period generated in the United States.

With the termination of Philips’ nonexclusive distribution rights for sale of the company’s disposable sensors effective October 31, 2003, no sales occurred with Philips during the three months ended March 31, 2004, compared to sales of $184,000, or 25% of revenue from continuing operations, for the three months ended March 31, 2003.

The Company continues to rebuild and develop its new sales channels and expand the use of its unique continuous monitoring products to new applications. Recently, the Company’s monitoring systems have been used in biotech applications to provide continuous measurement of environments surrounding cell research and growth. To date, most of these utilizations have been on a trial basis, although some have generated revenue from systems and sensor sales. The Company expects to achieve growth in product revenues in 2004 relative to 2003, the rate at which will be dependent upon the rate of ramp-up and effectiveness of the Company’s direct sales force and distributors and the rate of adoption of expected new applications for the Company’ continuous monitoring products.

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

Cost of Revenue. Cost of revenue totaled $610,920, or 94% of total revenue for the three months ended March 31, 2004, compared to $619,486 or 84% of revenue for the same period last year. The reduction in the gross profit percentage was impacted primarily by reduced sensor production volumes and lower resulting absorption into inventory of overhead costs. Partially offsetting this was an increase in average selling prices for the Company’s products, due to the Company’s expansion of its distribution channels, and a resulting lower concentration of sales to Philips.

During 2004, the Company plans to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. Due to favorable pricing on these inventory purchases, the Company expects sale of these products to have a positive impact on gross margin in later quarters, the extent to which will be dependent upon sales volumes.

Operating Expenses. Total operating expenses from continuing operations declined by $430,725 or 20% between the first quarters of 2003 and 2004, impacted largely by reductions in general and administrative and research and development expenses, partially offset by the impact of fluctuations of the British pound sterling to the U.S. dollar. Such currency fluctuations increased total operating expenses by approximately $136,000 for the quarter.

Research and development expenditures totaled $371,668 for the three months ended March 31, 2004, a 37% decline compared to $589,719 for the three months ended March 31, 2003. Expenditures in the current period were reduced by the recognition of $272,000 of funding from Codman under a development program to optimize neurotrend sensor characteristics. Funding from Codman included the Company’s costs under the development program for labor, materials, overhead and a profit margin.

Selling, general and administrative expenses totaled $1,324,094 for the three months ended March 31, 2004, compared to $1,536,768 for the same period in 2003. The 14% net reduction in expense between periods was the result of a reduction in general and administrative expenses of $272,214, partially offset by an increase in sales and marketing expenses of $59,540. The reduction in general and administrative expenses resulted primarily from a reduction in personnel and lower corporate insurance costs due to reductions in coverage, both influenced by changes made to reduce the cost structure of the Company’s continuing operations subsequent to the sale of the Company’s intermittent testing business. Personnel reductions in the Company’s general and administrative functions at the end of September 2003 reduced general and administrative costs by approximately $87,000 in the first quarter 2004. The increase in sales and marketing expenses relative to the prior year’s first quarter was primarily impacted by an increase in direct sales personnel and a related increase in travel and promotional costs reflecting the continued development of the Company’s direct sales channels throughout 2003.

Other Income (Expense). The three months ended March 31, 2004 include $500,285 of net other expense, compared to $129,543 of net other expense for the three months ended March 31, 2003.

The significant increase in net other expense for the three months ended March 31, 2004 occurred as a result of the accounting treatment for the modification of the Company’s convertible senior secured fixed rate notes in April 2003, which required the accretion of the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the notes, resulting in $2.3 million of additional interest expense over this period. Accordingly, the accretion of the note balance resulted in an additional charge to interest expense of $233,186 for the three months ended March 31, 2004. Additionally, as a result of a January 2004 amendment to the Note Purchase Agreement which reduced the exercise price of the warrants issued in connection with the April 2003 notes modification from $.94 to $.34 per share, the Company recorded a charge to other income in the first quarter 2004 for $90,674, representing the increase in the fair value of the warrants stemming from the reduction in the exercise price. The remaining increase in net other expense occurred as a result of an increase in realized foreign currency transaction losses.

Net Loss Before Discontinued Operations. The Company’s net loss before discontinued operations for the three months ended March 31, 2004 was $2,155,951 compared to $2,138,304 for the same period in 2003. The operating loss for the quarter improved by $353,000, driven primarily by a reduction in research and development expenses stemming from the recognition of development funding from Codman and a reduction in general and administrative expenses, partially offset by the impact of foreign exchange rate fluctuations on operating expenses of the Company’s U.K. operations. The net improvement in the operating loss was offset by increased interest expense for the accretion of the Company’s convertible notes balance and a charge to other income for the increase in the fair value of the note holders’ warrants resulting from the reduction in the warrants’ exercise price. Financial results for the year ending December 31, 2004 are expected to show an improvement in net loss from continuing operations relative to 2003 due to an expected increase in product revenues resulting from the Company’s renewed focus on the sale of its continuous monitoring products subsequent to the sale of its intermittent testing business effective September 29, 2003.

Discontinued Operations. On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to ITC for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000. Of the $5.2 million cash payment, $758,000 was placed in escrow and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. As prescribed by SFAS No. 144, “Accounting for the Impairment of Long-lived Assets,” the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September 2003, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million. In late March 2004, sale proceeds remaining in escrow and deferred for recognition were released to the Company, amounting to approximately $713,000. After deducting transaction costs of $156,000, an additional gain on the sale of discontinued operations was recognized in the first quarter 2004 of approximately $557,000.

The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $752,317 for the three months ended March 31, 2003.

Net Loss / Net Loss Available to Common Shareholders. The Company’s reported consolidated net loss for the three months ended March 31, 2004 of $1,598,899 was further adjusted by a $665,994 charge for a beneficial conversion feature to arrive at “net loss available to common shareholders” of $2,264,893, which is used in the numerator in the loss per share calculation. This occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series F convertible preferred stock and associated warrants in January 2004. As further discussed in note 2 to the consolidated financial statements, the Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent auditors pertaining to the Company’s consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

The Company incurred a consolidated net loss of $1,598,899 for the three months ended March 31, 2004, preceded by a consolidated net loss of $8,479,145 (including net losses from continuing operations of $8,240,168) for the year ended December 31, 2003, and has incurred net losses since inception. The net loss for the quarter is net of a $557,000 gain recognized upon the release in late March 2004 of escrowed proceeds from the Company’s sale of its intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $190,000 during the three months ended March 31, 2004 to $845,000. Primarily impacting the reduction in cash during the first quarter 2004 was a net loss from operations excluding noncash items of $1.6 million, partially offset by net proceeds of $1.3 million from the issuance during the first quarter of Series F convertible preferred stock.

As discussed in “Discontinued Operations” under note 3 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. In late March 2004, sales proceeds remaining in escrow were released to the Company, amounting to $713,000. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 2 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. An additional $1.5 million may be funded at the discretion of the purchasers, following shareholder approval of an increase in the number of authorized shares of the Company’s common stock to accommodate a second tranche of the Series F preferred stock. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing are being used to help meet the Company’s near-term funding requirements for support of its operations, as the Company continues to pursue longer-term financing. In late April 2004, the Company received shareholder approval to increase its number of authorized shares of common stock by 40 million shares, thereby supporting potential funding of the second tranche of Series F preferred stock and enhancing the Company’s ability to pursue additional equity financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The Company expects to be able to pay the accrued interest by June 30, 2004 from funds generated from operations, funds released from escrow from the sale of the Company’s intermittent testing business, plus the proceeds from the potential sale of a second tranche of $1.5 million Series F preferred stock or the proceeds from other longer-term financing from various alternatives currently being explored. The financing of the second tranche of Series F preferred stock is, however, at the discretion of the purchasers. As such, if this funding does not occur and longer term financing options are not yet in place, the Company may be unable to pay the accrued interest on June 30, 2004, thus creating an event of default that could cause the notes to become immediately due and payable.

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

The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. As part of this, the Company has elected to delay project spending and capital expenditures, and has implemented other cost-cutting measures across all areas of the Company’s operations, including personnel, facilities and discretionary spending. Additionally, a significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction of inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new biotech applications for its products. Such applications will not require significant additional resources but could generate additional revenues in the near future. In addition to these measures, however, the Company expects it will be required to raise an additional $5 million to $10 million in financing by third quarter 2004 in order to sustain its operations over the longer-term as its continuous monitoring business is developed and additional applications for the Company’s technology are explored. Until longer-term financing is arranged, the Company will rely on existing funds, its ongoing revenue stream, funds released from escrow from the sale of the Company’s intermittent testing business and financing from the potential issuance of a second $1.5 million tranche of Series F preferred stock or other short-term financing to fund near-term operations and contractual commitments.

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

In January 2003, the Company received a Nasdaq Staff Determination indicating that the Company did not comply with the minimum stockholders’ equity requirement for continued listing on the Nasdaq National Market and that its securities were subject to delisting from that market. The Company subsequently applied and received approval to transfer the listing of its securities to the Nasdaq SmallCap Market effective February 26, 2003. The Company’s securities were later delisted from the SmallCap Market effective July 2, 2003, due to its failure to comply with the minimum common stock market value requirement for continued listing on that market. The Company’s common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” Trading of the Company’s common stock through the Over-the-Counter Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage of the Company. These factors could contribute to lower prices and larger spreads in the bid and ask prices for the Company’s common stock. Trading of its common stock in an over-the-counter market may also attract a different type of investor in the Company’s common stock, which may limit the Company’s future equity funding options.

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

Analysis of Changes in Cash Flows From Continuing Operations. Net cash used in continuing operating activities totaled $1,204,879 for the three months ended March 31, 2004, compared to $1,822,769 for the same period in 2003. This was the result of consolidated net losses from continuing operations each period adjusted by noncash items, amounting to $1.6 million and $1.9 million for the quarterly periods in 2004 and 2003, respectively. Partially offsetting the impact of the net losses in each period were positive changes in working capital of approximately $376,000 in 2004 and $37,000 in 2003. Primarily impacting the change in working capital in the first quarter 2004 was a $326,000 combined increase in accounts payable and accrued expenses, largely due to the timing of payment for additional fees and support costs associated with the sale of the Company’s intermittent testing business and the issuance of Series F preferred stock in the first quarter.

Net cash used in investing activities totaled $75,156 and $180,951 for the three months ended March 31, 2004 and 2003, respectively. Purchases of property and equipment comprised most of the investing activities in each period. The Company expects total capital expenditures and new lease commitments to be less than $300,000 for the year, primarily reflecting investments to support the production process.

Net cash provided by financing activities totaled $1,221,410 for the three months ended March 31, 2004, compared to a net use of cash of $46,114 for the three months ended March 31, 2003. Financing activities in the current period were primarily impacted by the Company’s receipt in January 2004 of net proceeds of approximately $1.3 million in connection with the completion of a Series F convertible preferred stock financing. This was partially offset by principal payments on capital lease obligations. The net use of cash during the same period in 2003 primarily reflects payments on capital lease obligations, partially offset by proceeds from employee stock plans.

At March 31, 2004, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $131 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $98.2 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $56.3 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Analysis of Changes in Cash Flows From Discontinued Operations. Net cash provided by discontinued operations totaled $557,052 for the three months ended March 31, 2004, while net cash used in discontinued operations totaled $431,027 for the same period in 2003. Activity in the current period represents the release to the Company in late March 2004 of $713,000 of proceeds remaining in escrow from the sale of the intermittent testing business, reduced by $156,000 of related transaction costs. The use of cash during the prior year’s period primarily reflects the net loss before noncash items generated by the intermittent testing business during the quarter, partially offset by improvements in working capital.

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

As a result of fluctuations of the British pound sterling to the U.S. dollar, the Company’s reported consolidated net loss for the three months ended March 31, 2004 increased approximately $119,000 relative to the same period in 2003. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s debt obligations as of March 31, 2004 bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

The Company is also exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit retirement plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the December 31, 2002 valuation date, reflecting a $1.6 million and $2 million increase in the plan’s underfunded status relative to December 31, 2001 and 2000, respectively. This occurred due to an environment of weaker investment performance in the global markets over the prior two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan has improved as of the most recent valuation date of December 31, 2003 to approximately $2.5 million, and is expected to continue to improve over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company will continue to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change will help secure Retirement Plan participant’s benefits earned through that date, and reduce the Company’s exposure to a potential future significant funding obligation.

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

During the quarter ended March 31, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

On January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock, par value $.01 per share, at a price of $100 per share. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. However, if the Company’s six-month cash flow through June 30, 2004 is 20% less than projected, the floor conversion price will decrease to $.15 per share. The purchasers of the Series F preferred stock also received five-year warrants to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date.

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

On January 26, 2004, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it had secured new financing of $1.5 million in the form of 15,000 shares of Series F convertible preferred stock.

On March 11, 2004, the Company filed a Current Report on Form 8-K under Item 12 relating to the Company’s announcement of earnings results for the fourth quarter and year ended December 31, 2003, as presented in a press release of March 11, 2004.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Glen Winchell
W. Glen Winchell
Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated: May 7, 2004