Form 10-Q
period 2004-06-30
DIAMETRICS MEDICAL INC
filed 2004-08-09
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

As of July 31, 2004, 35,121,835 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$644,279	$672,261	$1,295,295	$1,409,473
Cost of revenue	681,980	626,815	1,292,900	1,246,301

Gross profit (loss)	(37,701)	45,446	2,395	163,172

Operating expenses:
Research and development	533,875	529,695	905,543	1,119,414
Selling, general and administrative	1,316,517	1,522,797	2,640,611	3,059,565

Total operating expenses	1,850,392	2,052,492	3,546,154	4,178,979

Operating loss	(1,888,093)	(2,007,046)	(3,543,759)	(4,015,807)
Interest income	2,254	3,199	7,015	10,685
Interest expense	(553,040)	(340,711)	(934,231)	(479,238)
Gain on modification of convertible notes	—	1,500,000	—	1,500,000
Other income (expense), net	65,981	(12,444)	(57,874)	(10,946)

Net loss before discontinued operations	(2,372,898)	(857,002)	(4,528,849)	(2,995,306)

Discontinued operations:
Loss from discontinued operations	—	(369,002)	—	(1,121,319)
Gain on sale of discontinued operations	—	—	557,052	—

Income (loss) from discontinued operations	—	(369,002)	557,052	(1,121,319)

Net loss	(2,372,898)	(1,226,004)	(3,971,797)	(4,116,625)
Beneficial conversion feature—preferred stock dividend	(1,067,650)	(958,962)	(1,733,644)	(958,962)
Deemed dividend on preferred stock	(1,050,690)	—	(1,050,690)	—

Net loss available to common shareholders	$(4,491,238)	$(2,184,966)	$(6,756,131)	$(5,075,587)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.15)	$(0.07)	$(0.25)	$(0.15)
Discontinued operations:
Loss from discontinued operations	—	(0.01)	—	(0.04)
Gain on sale of discontinued operations	—	—	0.02	—

Net income (loss) from discontinued operations	—	(0.01)	0.02	(0.04)

Net loss	$(0.15)	$(0.08)	$(0.23)	$(0.19)

Weighted average number of common shares outstanding	30,298,741	26,852,847	29,398,683	26,844,197

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$750,016	$315,176
Restricted cash	—	720,169
Accounts receivable, net	395,142	464,402
Inventories	1,059,598	1,450,824
Prepaid expenses and other current assets	142,853	298,167

Total current assets	2,347,609	3,248,738

Property and equipment	6,981,666	7,249,524
Less accumulated depreciation and amortization	(5,248,850)	(5,390,497)

	1,732,816	1,859,027

Other assets	67,966	85,234

	$4,148,391	$5,192,999

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,327,471	$1,097,069
Accrued expenses	957,614	794,148
Deferred credits and revenue	37,885	826,359
Capital lease obligations and other borrowings	90,835	169,861

Total current liabilities	2,413,805	2,887,437

Long-term liabilities:
Convertible senior secured fixed rate notes (net of discount of $1,191,831 and $1,667,858 at June 30, 2004 and December 31, 2003, respectively)	6,108,169	5,632,142
Long-term liabilities, excluding current portion	28,501	48,736
Accrued retirement plan benefit	2,495,260	2,495,260

Total liabilities	11,045,735	11,063,575

Shareholders’ deficit:
Preferred stock, $.01 par value: 5,000,000 authorized, 27,500 and 7,500 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	275	75
Common stock, $.01 par value: 100,000,000 authorized, 33,938,443 and 27,456,209 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	339,384	274,562
Additional paid-in capital	156,160,934	150,612,474
Accumulated deficit	(159,612,724)	(152,856,593)
Deferred compensation	(13,387)	(93,699)
Accumulated other comprehensive loss	(3,771,826)	(3,807,395)

Total shareholders’ deficit	(6,897,344)	(5,870,576)

	$4,148,391	$5,192,999

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,971,797)	$(4,116,625)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	—	1,121,319
Gain on sale of discontinued operations	(557,052)	—
Depreciation and amortization	402,479	341,502
Gain on modification of convertible senior secured fixed rate notes	—	(1,500,000)
Accretion of convertible senior secured fixed rate notes	476,027	193,213
Expense related to warrant repricings	161,191	—
Stock-based compensation	80,312	206,178
Loss on disposal of property and equipment	3,723	—
Recognition of deferred gain on sale of business	(718,924)	—
Changes in operating assets and liabilities (net of effect of operations sold):
Accounts receivable	69,260	(87,347)
Inventories	391,226	345,347
Prepaid expenses and other current assets	155,314	236,794
Accounts payable	230,403	245,519
Accrued expenses	163,466	66,474
Deferred credits and revenue	(69,550)	—

Net cash used in continuing operating activities	(3,183,922)	(2,947,626)

Cash flows from investing activities:
Purchases of property and equipment	(239,686)	(261,525)
Release of escrowed proceeds on sale of business	720,169	—

Net cash provided by (used in) investing activities	480,483	(261,525)

Cash flows from financing activities:
Principal payments on borrowings and capital leases	(99,262)	(94,856)
Convertible senior secured fixed rate notes extension costs	—	(40,194)
Net proceeds from the issuance of preferred stock and common stock warrants	2,667,957	1,210,775
Net proceeds from the issuance of common stock	—	20,289

Net cash provided by financing activities	2,568,695	1,096,014

Net cash provided by (used in) discontinued operations	557,052	(572,849)
Effect of exchange rate changes on cash and cash equivalents	12,532	(7,466)

Net increase (decrease) in cash and cash equivalents	434,840	(2,693,452)
Cash and cash equivalents at beginning of period	315,176	3,964,791

Cash and cash equivalents at end of period	$750,016	$1,271,339

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,428	$25,331

Supplemental disclosure of noncash investing and financing activities:

•	As further described in note 2, effective May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $1,067,650 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.” In connection with the Series G financing, the Company also issued new warrants to the investors in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share and reduced the exercise price and ceiling exercise price of the warrants previously issued to the Company’s Series E and Series F preferred stock investors, respectively. The issuance of new warrants to the Series E and Series F investors and the change in the exercise price terms of the warrants previously issued to these investors was considered a dividend to the Series E and Series F preferred stockholders, requiring a noncash charge to retained earnings aggregating $1,050,690. This charge was also treated as a reconciling item on the Statement of Operations to adjust the reported net loss to “net loss available to common shareholders.”

•	As further described in note 3, effective January 16, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

•	The Company entered into capital lease obligations for equipment of $18,977 during the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments, revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No other changes to the Company’s critical accounting policies have been made during the quarter ended June 30, 2004.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2) SERIES G CONVERTIBLE PREFERRED STOCK FINANCING

On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company has called a special meeting of its shareholders to request an increase in its authorized common stock from 100 million shares to 200 million shares. If the shareholders approve that increase, the minimum exercise price will be decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment.

As part of this financing, the Company issued three-year warrants (“Series G warrants”) to the purchasers of the Series G preferred stock. Those warrants entitle the holders to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock during the ten trading days preceding the exercise date. The Company also issued three-year warrants to the

Mercator Advisory Group and its related funds that invested in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share.

Additionally, in connection with the Series G financing, the holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share. Finally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share.

The Series G financing effectively replaced the unfunded second tranche of the Series F preferred stock financing arranged in January 2004. As expected, the first $1.5 million tranche of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to help meet near-term funding requirements for support of the Company’s operations as the Company continues to pursue longer-term financing by third quarter 2004 in order to sustain the development of its continuous monitoring business and explore additional applications of its technology.

Accounting for these transactions required a review of several criteria, including assessment of the treatment of the conversion feature associated with the Series G preferred stock, an assessment of the classification as debt or equity of the warrants issued in connection with the Series G preferred stock financing, an assessment of the impact of the changes in the exercise and ceiling exercise prices, as applicable, of the common stock warrants previously issued to the note holders and the Series E and Series F preferred stock investors and an assessment of the treatment of the fair value associated with the new warrants issued to the Series E and Series F preferred stock investors.

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Series G preferred stock, which is required to be treated as a deemed dividend to preferred shareholders. The Company allocated the net investor proceeds of $1,445,000 from the issuance of the Series G convertible preferred stock to the preferred stock and Series G warrants based upon their relative fair values. The fair value allocated to the Series G warrants of $68,205 was recorded as equity. The fair value allocated to the preferred stock of $1,376,795 was used to calculate the value of the beneficial conversion feature of $1,067,650. The $1,067,650 was charged to retained earnings with the offsetting credit to additional paid-in-capital. The Company treated the beneficial conversion feature of $1,067,650 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the three months ended June 30, 2004. To the extent the Company’s shareholders approve an increase in authorized common shares, the minimum conversion price associated with the Series G preferred stock will be automatically reduced to $.03 per share. Such a change may have additional accounting implications which the Company will be required to evaluate at the time the change occurs.

The Company classified the warrants issued in connection with the Series G preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As further discussed in note 5, the reduction in the exercise price of the note holders’ warrants from $.34 to $.09 increased the fair value of those warrants by an estimated $70,517, which was recorded in the second quarter 2004 as a charge to interest expense with an offsetting credit to additional paid-in capital. The issuance of new warrants to the Series E and Series F investors and the reduction in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors resulted in a deemed dividend on the Series E and Series F preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,050,690. Similar to the beneficial conversion feature on the Series G preferred stock, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the three months ended June 30, 2004.

(3) SERIES F CONVERTIBLE PREFERRED STOCK FINANCING

On January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. In accordance with the terms of the Series F preferred stock agreement, the floor conversion price was reduced to $.15 per share effective June 30, 2004, due to the Company’s inability to achieve a six-month cash flow projection through that date. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. As discussed in note 2, the ceiling exercise price on the Series F warrants was reduced from $.35 to $.11 per share in connection with the Series G preferred stock financing transaction completed in May 2004. Proceeds from the Series F interim financing were used to help meet the Company’s near-term funding requirements for support of its operations.

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

(4) DISCONTINUED OPERATIONS

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

Following are summary operating results of the intermittent testing business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue	$2,154,990	$3,594,445
Gross profit	$583,916	$885,111
Net loss	$(369,002)	$(1,121,319)

(5) CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter 2003 as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter 2003 in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $242,841 and $476,027 was recorded in the three and six months ended June 30, 2004, respectively, compared to $193,213 for the three and six months ended June 30, 2003.

In January 2004, the note holders agreed to further amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price of the warrants from $.94 per share to $.34 per share. In connection with the Series G preferred stock financing completed in May 2004, the note holders agreed to again amend the Note Purchase Agreement to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including the deferred interest payments described above) and September 30, 2004, amounting to approximately $640,000. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was further reduced from $.34 per share to $.09 per share. The first and second quarter reductions in the exercise price of the warrants resulted in an increase in the fair value of the warrants of $90,674 and $70,517, respectively. These amounts were recorded as a charge to interest expense with an offsetting credit to additional paid-in capital in the respective quarter. The Company evaluated the appropriate accounting treatment for the modification of the terms of the convertible notes and associated warrants and determined that the provisions of SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt

Restructurings,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” were not applicable.

(6) LIQUIDITY

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

The Company incurred a consolidated net loss of $3,971,797 for the six months ended June 30, 2004, preceded by a consolidated net loss of $8,479,145 (including net losses from continuing operations of $8,240,168) for the year ended December 31, 2003, and has incurred net losses since inception. The net loss for the 2004 year-to-date period is net of a $557,000 gain recognized upon the release in late March 2004 of escrowed proceeds from the Company’s sale of its intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $285,000 during the six months ended June 30, 2004 to $750,016. Primarily impacting the reduction in cash during the first half of 2004 was a net loss from operations excluding noncash items of $4.1 million, partially offset by net proceeds of $2.7 million from the issuance during the first and second quarters of Series F and Series G convertible preferred stock, respectively, and the receipt of escrowed proceeds of approximately $.7 million from the sale of the Company’s intermittent testing business.

As discussed in “Discontinued Operations” under note 4 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. In late March 2004, sales proceeds remaining in escrow were released to the Company, amounting to $713,000. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 3 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing were used to help meet the Company’s near-term funding requirements for support of its operations, as the Company continued to pursue longer-term financing. In late April 2004, the Company received shareholder approval to increase its number of authorized shares of common stock by 40 million shares to 100 million shares, enhancing the Company’s ability to pursue additional equity financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The reduction in the exercise price resulted in an increase in the fair value of the warrants of $90,674, which was recorded as a noncash charge to other expense with an offsetting credit to additional paid-in-capital in the first quarter 2004. As noted below, the convertible notes and common stock warrants were further modified in May 2004.

On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company has called a special meeting of its shareholders to request an increase in its authorized common stock from 100 million shares to 200 million shares. If the shareholders approve that increase, the minimum exercise price will be decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment.

As part of this financing, the Company issued three-year warrants (“Series G warrants”) to the purchasers of the Series G preferred stock. Those warrants entitle the holders to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or a defined average trading price preceding the exercise date. The Company also issued three-year warrants to the Mercator Advisory Group and its related funds that invested in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share. The issuance of new warrants to the Series E and Series F investors was considered a dividend to those preferred stockholders, and required a noncash charge to retained earnings in the second quarter 2004 for the fair value of the warrants of $1,035,684.

Additionally, in connection with the Series G financing, the holders of the Company’s convertible notes agreed to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share. Finally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share. The reduction in the exercise price of the note holders’ warrants resulted in an increase in the fair value of the warrants of $70,517, which was recorded as a noncash charge to interest expense with an offsetting credit to additional paid-in-capital in the second quarter 2004. The change in the exercise price terms of the Series E and Series F warrants was considered a dividend to the Series E and Series F preferred stockholders, and required a noncash charge to retained earnings in the second quarter 2004 for $15,006, representing the increase in the fair value of the warrants.

The Series G interim financing effectively replaced the unfunded second tranche of the Series F preferred stock financing arranged in January 2004. As expected, the first $1.5 million tranche of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to help meet near-term funding requirements for support of the Company’s operations. The Company continues to monitor its cash position carefully. A significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction in inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new applications for its products. Such applications could generate additional revenues in the future but may require significant additional resources. In order to remain viable as its continuous monitoring business is developed and additional applications of its technology are explored, the Company will be required to raise longer-term financing during the third quarter 2004. The Company’s current projections indicate a need for $10 million or more, which may be adjusted as the Company continues to develop its business plan and evaluates further the need for and costs of product enhancements and sales and marketing programs. The issuance of additional equity related instruments to raise funding is dependent, however, upon the Company’s ability to obtain shareholder approval for an increase in authorized shares of its common stock.

As part of an amendment to the exclusive distribution agreement with Philips signed in April 2003, the Company was provided an option to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. In late 2003, the Company provided a binding forecast to Philips for the purchase of approximately $0.6 million of TrendCare instruments over the course of 2004. The Company’s cost to purchase these products is less than its cost to assemble or purchase from other sources. The Company has satisfied approximately $41,000 of its instrument purchase commitment with Philips through June 30, 2004. The Company’s cash reserves are currently not sufficient to meet the full remaining amount of its purchase commitment, and as a result, the Company plans to initiate discussions with Philips to reduce the amount of its purchase commitment during 2004.

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

On June 9, 2004, KPMG LLP provided written notice to the Company that they declined to stand for reappointment and have resigned as auditors and principal accountants for the year ending December 31, 2004. KPMG LLP informed the Company that the client-auditor relationship will cease upon completion of the review by KPMG LLP of the Company’s consolidated financial statements as of and for the three and six-month periods ended June 30, 2004. KPMG LLP’s notice further indicated that in connection with the audits of the consolidated financial statements of the Company for the two years ended December 31, 2003, and the subsequent interim period through June 9, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company has appointed Virchow Krause & Company as its new auditors and principal accountants, effective early August 2004.

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

(7) NET LOSS PER COMMON SHARE

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

	June 30,
	2004		2003
Common stock options	3,406,206		4,270,555
Common stock warrants	22,111,426		6,166,414
Convertible senior secured fixed rate notes	2,013,431		2,013,431
Convertible preferred stock—Series E	883,392		4,285,714
Convertible preferred stock—Series F	6,666,667	(1)	—
Convertible preferred stock—Series G	25,000,000	(2)	—

(1)	Based upon the lowest potential conversion rate of $.15 per share.
(2)	Based upon the lowest potential conversion rate as of June 30, 2004 of $.06 per share. If the Company’s shareholders approve an increase in authorized common shares, the minimum conversion price will be reduced automatically to $.03 per share, and the Series G preferred stock will be convertible into 50,000,000 shares of common stock.

(8) COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,372,898)	$(1,226,004)	$(3,971,797)	$(4,116,625)
Change in cumulative translation adjustment	(48,846)	101,900	35,569	42,885

Comprehensive loss	$(2,421,744)	$(1,124,104)	$(3,936,228)	$(4,073,740)

(9) INVENTORIES

	June 30, 2004	December 31, 2003
Raw materials	$222,892	$391,364
Work-in-process	490,237	306,272
Finished goods	346,469	753,188

	$1,059,598	$1,450,824

(10) STOCK-BASED COMPENSATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Actual net loss available to common shareholders	$(4,491,238)	$(2,184,966)	$(6,756,131)	$(5,075,587)
Pro forma stock-based compensation expense	(214,649)	(404,869)	(429,298)	(774,300)

Pro forma net loss available to common shareholders	$(4,705,887)	$(2,589,835)	$(7,185,429)	$(5,849,887)

Actual basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.23)	$(0.19)
Pro forma stock-based compensation expense	(0.01)	(0.02)	(0.01)	(0.03)

Pro forma basic and diluted net loss per share	$(0.16)	$(0.10)	$(0.24)	$(0.22)

No stock options were granted under the Company’s stock option plans during the three and six months ended June 30, 2004. The per share weighted average fair value of stock options granted during the three and six months ended June 30, 2003 was $.72, determined using the Black Scholes option-pricing model with the following assumptions: an expected life of five years and no dividends, an annualized volatility of 97.5% and a risk-free interest rate of 2.3%.

(11) PRODUCT WARRANTY

The Company, in general, warrants its new hardware products to be free from defects in material and workmanship under normal use and service for a period of eighteen months after date of shipment in the case of distributors, and one year after date of sale in the case of end-user customers. The Company warrants its disposable products to be free from defects in material and workmanship under normal use until its stated expiration date. Under the terms of these warranties, the Company is obligated to repair or replace the products it deems to be defective due to material or workmanship. Beginning in the fourth quarter 2003, the Company established provisions for the estimated cost of maintaining product warranties for the hardware and disposable products of its continuing operations based on an estimated average per unit repair or replacement cost applied to the estimated number of units under warranty. The estimated average per unit repair or replacement cost reflects historical warranty incidence over the preceding twelve-month period. Evaluation of the reserve also includes consideration of other factors, including sales levels and types of warranty claims received. While warranty claims have not been material to the Company’s consolidated financial statements, the warranty reserve will be evaluated on an ongoing basis to ensure its adequacy. Warranty provisions and claims for the six months ended June 30, 2004 are summarized as follows:

	Balance at beginning of period	Warranty provisions	Warranty claims	Foreign currency exchange rate changes	Balance at end of period
2004	$60,000	16,493	(24,389)	359	$52,463
2003	$—	—	—	—	$—

(12) RELATED PARTY TRANSACTIONS

In August 1998, the Company issued Convertible Senior Secured Fixed Rate Notes, with proceeds aggregating $7,300,000, which were used to retire other debt of the Company. The investor group was led by BCC Acquisition II LLC. Effective April 7, 2003, the Company and the note holders completed a modification of the terms of the notes, including a two-year extension of repayment of the notes to August 4, 2005 and a reduction in the conversion price for $6,900,000 of the notes from $8.40 to $3.51 per share. Additionally, the note holders received five-year warrants for 4,255,837 shares of the Company’s common stock, at an exercise price of $.94 per share, subsequently reduced to $.34 per share and further reduced to $.09 per share as part of amendments to the Note Purchase Agreement completed in January 2004 and May 2004, respectively.

Two of the directors of the Company are affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modifications in terms of the Convertible Senior Secured Fixed Rate Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director is also a director of DVI, Inc., a health care finance company with which the Company has an outstanding capital lease with a balance of $72,287 as of June 30, 2004.

Codman & Shurtleff, Inc., a Johnson & Johnson company (“Codman”) is a current distributor for the Company. Philips Medical Systems, a division of Royal Philips Electronics, is a shareholder of the Company and a former distributor. Codman distributes the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003 and further amended effective November 1, 2003, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003. Revenues with Codman totaled $97,094 for the six months ended June 30, 2004, and revenues from continuing operations with Codman and Philips totaled $416,835 for the six months ended June 30, 2003. Outstanding accounts receivable with Codman represented 20% of total accounts receivable at June 30, 2004, and less than 1% at December 31, 2003.

(13) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC SALES

Revenues from Codman, the Company’s exclusive distributor of its Neurotrend cerebral tissue monitoring system, comprised 12% of revenues during the three months ended June 30, 2004. No single customer generated revenues for the Company in excess of 10% of total revenues during the six months ended June 30, 2004. Revenues from Codman comprised 10% of total revenues from continuing operations during the six months ended June 30, 2003, but less than 10% of revenues during the quarter ended June 30, 2003. Revenues with Philips, a former distributor for the Company’s

TrendCare disposable sensors and related accessories, comprised 13% and 20% of total revenue from continuing operations during the three and six months ended June 30, 2003, respectively.

Products sold internationally, consisting primarily of sales in Europe, comprised approximately 68% and 76% of total product revenue from continuing operations for the three and six months ended June 30, 2004, respectively, compared to 75% and 84% for the respective periods in 2003. Remaining product revenue in each period was generated in the United States.

(14) DEFINED BENEFIT RETIREMENT PLAN FUNDING

The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. The Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. Company contributions made subsequent to August 31, 2003 will be allocated fully to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003, thus helping to secure participant’s benefits earned through that date, and reducing the Company’s exposure to a potential future significant funding obligation. Subsequent to the August 31, 2003 modification of the Retirement Plan, the actuarial determined minimum funding requirement was established at 7,000 British pounds per month (or approximately $12,700 U.S. dollars based upon January 2004 exchange rates between the British pound sterling and the U.S. dollar). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company is funding the Retirement Plan at this minimum level during 2004. The minimum funding requirement for future periods may increase relative to current levels, the magnitude of which is not known at this time.

Following are the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$—	$90,000	$—	$180,000
Interest cost	123,000	106,000	247,000	212,000
Expected return on plan assets	(129,000)	(93,000)	(258,000)	(186,000)
Recognized net actuarial loss	38,000	47,000	76,000	94,000

	$32,000	$150,000	$65,000	$300,000

(15) NEW ACCOUNTING PRONOUNCEMENTS

EITF Issue No. 03-01, “Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. Additionally, the FASB’s Emerging Issues Task Force issued an EITF Consensus in April 2004 that will require companies carrying debt and equity securities at amounts higher than the securities’ fair values to use more detailed criteria to evaluate whether to record a loss and to disclose additional information about unrealized losses. The other-than-temporary impairment accounting guidance under the Consensus is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods ending after June 15, 2004. EITF Issue No. 03-01 and its follow-on Consensus guidance is not expected to have a material impact on the Company’s financial statements.

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” These revisions require changes to existing disclosures as well as new disclosures related to pension and other postretirement benefits, including disclosures about plan assets, investment strategy, plan obligations and cash flows. The Company will be required to adopt the new disclosure requirements of SFAS No. 132 effective with its financial statements for the year ending December 31, 2004. Certain interim period disclosure requirements relating to the components of net periodic benefit cost and contribution information are effective beginning in the first quarter 2004 and included in note 14.

In March 2004, the Emerging Issues Task Force issued EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings per Share.” This issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company, when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company is evaluating the impact of the issue; however, it does not expect the issue to impact the calculation of basic or diluted EPS in 2004, as the Company expects to incur a net loss for the year ending December 31, 2004, causing all potentially dilutive securities to be anti-dilutive.

(16) CONTRACT TERMINATION COSTS

Effective May 31, 2004, the Company terminated the lease on one of its facilities located in the United Kingdom and incurred an early termination penalty of 30,000 British pounds sterling. Additionally, the Company vacated a small facility under lease in Malvern, Pennsylvania effective June 30, 2004. The Company is responsible for monthly payments under the noncancellable lease agreement for the Pennsylvania facility through March 2007 and is pursuing a third-party sublease of the property. The Company reviewed the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” to assess its expected liability associated with vacating the Pennsylvania facility and terminating the lease on its U.K. facility. In accordance with SFAS No. 146, the Company reduced the value of its remaining contractual commitment on the Pennsylvania lease by the estimated sublease income that could reasonably be obtained for the property, based upon feedback from the Company’s real estate broker. As a result, the Company incurred a charge to operating expenses and established a liability for $42,390 as of June 30, 2004 relating to the Pennsylvania facility. The early termination penalty on the U.K. facility remaining unpaid as of June 30, 2004 of approximately $45,000 was likewise recorded as a charge to operating expenses and established as a liability as of June 30, 2004.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments, revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No other changes to the Company’s critical accounting policies have been made during the quarter ended June 30, 2004.

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

OVERVIEW

The Company experienced significant changes over the past year. The Company’s primary line of business from its inception in 1990 through September 2003 was the development, manufacture and distribution of intermittent blood testing products. That line of business, which comprised 66% and 57% of consolidated revenues for the years ended December 31, 2003 and 2002, respectively, was sold in late September 2003. In late 1996, the Company acquired a continuous blood and tissue monitoring business which now represents its only line of business. This business, now known as Diametrics Medical, Ltd, operates as a wholly owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England. The Company’s continuing operations must grow significantly to support its administrative and overhead costs, much of which relate to being a public company.

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

Management is now focused on reinvigorating the continuous monitoring business. Many of the systems installed during recent years are relatively inactive. The entire sales and sales support organization in Europe, the United States and various international markets is working to increase utilization, and therefore sensor sales, where appropriate. Management had directed most of its sales and sales support resources to European markets, where sales opportunities for its continuous monitoring products appear most promising. New account efforts are being focused on the neonatal market based on the more immediately recognized benefits in caring for critically ill newborns. Distributor relationships are being carefully managed to focus on approximately ten countries where opportunities appear greatest. Finally, the Company is actively exploring new applications for its technology. This effort is primarily being addressed by senior sales, marketing and product development personnel.

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

The sale of the intermittent testing business generated gross cash proceeds of $5.2 million, including escrowed proceeds released in late March 2004. A significant portion of the proceeds were required to satisfy commitments for severance payments, accrued vacation obligations and various other employee related commitments as well as accrued interest payments and the mandatory redemption of half of the Company’s Series E preferred stock. As a result of those commitments and the fact that significant management and administrative expenses continue, the Company was required to draw down the first $1.5 million tranche of financing under a $3 million Series F convertible preferred stock agreement completed in January 2004. Additionally, in late May 2004, the Company completed a $1.5 million private placement under a Series G convertible preferred stock agreement. This financing effectively replaced the unfunded second $1.5 million tranche of the Series F preferred stock financing arranged in January 2004. As expected, the $1.5 million of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to meet near-term funding requirements for support of the Company’s operations, as it continues to control expenditures and monitor its cash position carefully.

Short-term challenges facing the Company are clear. First, the Company will be required to obtain longer-term financing during the third quarter 2004 in order to remain viable as its continuous monitoring business is developed and additional applications for its technology are explored. The Company’s current projections indicate a need for $10 million or more, which may be adjusted as the Company continues to develop its business plan and evaluates further the need for and costs of product enhancements and sales and marketing programs. Management has been actively pursuing longer-term financing alternatives and believes several viable opportunities exist, but currently has no proposal in-hand. The issuance of additional equity related instruments to raise funding is also dependent upon the Company’s ability to obtain shareholder approval for an increase in authorized shares of its common stock.

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

In summary, the Company has a viable product which is accepted where used but has not penetrated the market to its potential. It now has the nucleus of a dedicated sales and marketing organization which is focused on expanding usage among existing customers, penetrating the neonatal market more completely and pursuing new applications for its products. Short-term funding has been secured under the Series G preferred stock agreement to help fund near-term operations, and efforts are moving forward for a longer-term funding solution. That funding will be the key to the Company’s survival and success.

Results of Operations

Revenue. The Company’s total revenue from continuing operations was $644,279 and $1,295,295 for the three and six months ended June 30, 2004, compared to $672,261 and $1,409,473 for the same periods in the prior year, a decrease of 4% and 8% for the three and six month periods, respectively.

Product revenue content reflects a mix of 69% and 57% disposable sensor revenues for the three and six months ended June 30, 2004, respectively, compared to 60% and 62% for the comparable prior year periods. Instrument related revenues comprised the remaining product revenues in each period. The 4% decline in revenue during the second quarter 2004 relative to the prior year’s quarter was due to a reduction in instrument revenues, impacted primarily by the extension of significantly discounted pricing on a one-time multi-system sale transaction to a former Philips customer in the U.S. and reduced pricing on instruments sold to a distributor in China. The 8% decline in revenue for the year-to-date period was due to a 15% reduction in disposable sensor revenues. This reduction resulted primarily from the timing of disposable sensor purchases from Codman and Philips in the prior year, with a concentration of those purchases in that year’s first quarter. Under an amendment to the Philips’ distribution agreement, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003, but was no longer subject to minimum purchase requirements. Instrument related revenues increased 4% for the six months ended June 30, 2004, as a result of strong growth in first quarter sales of monitoring systems, as the Company continued to develop its new sales channels. The Company’s transition to expanded distribution channels also positively impacted average selling prices in 2004 for disposable sensors, as a higher concentration of sales were made to direct end-user customers and distributors at pricing higher than that extended to Philips. Products sold internationally, consisting primarily of sales in Europe, comprised approximately 68% and 76% of total product revenue from continuing operations for the three and six months ended June 30, 2004, respectively, compared to 75% and 84% for the respective periods in 2003. Remaining product revenue in each period was generated in the United States.

Revenues from Codman, the Company’s exclusive distributor of its Neurotrend cerebral tissue monitoring system, were $76,000 and $97,000, or 12% and 8% of revenues during the three and six months ended June 30, 2004, compared to $26,000 and $142,000, or 4% and 10% of revenues for the comparable prior year periods. With the termination of Philips’ nonexclusive distribution rights for sale of the Company’s disposable sensors effective October 31, 2003, no sales occurred with Philips during the three and six months ended June 30, 2004, compared to sales of $91,000 and $275,000, or 13% and 20% of revenue from continuing operations, for the three and six months ended June 30, 2003, respectively.

The Company continues to rebuild and develop its new sales channels and is pursuing new applications for its unique continuous monitoring products. The Company has limited its sales efforts in the United States and has directed most of its sales and sales support resources to European markets where opportunities for sales of its products appear greatest. Several active system evaluations are in progress and more are planned in the near future. As such, the Company expects the rate of sales in the second half of 2004 to exceed that of the first half, with the result that modest growth in product revenue will be achieved for the full year 2004 relative to 2003.

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

Cost of Revenue. Cost of revenue totaled $681,980 and $1,292,900, or 106% and nearly 100% of total revenue for the three and six months ended June 30, 2004, compared to $626,815 and $1,246,301, or 93% and 88% of total revenue for the same periods last year. The increase in cost of revenue as a percentage of total revenue was impacted primarily by reduced sensor production volumes and lower resulting absorption into inventory of overhead costs in the 2004 periods. Also contributing to the increase in cost of revenue as a percentage of total revenue in the 2004 periods was the impact of lower average selling prices extended on certain multi-system sale transactions during the second quarter. Partially offsetting the impact of these changes was an increase in average selling prices for the Company’s disposable sensor products during the 2004 periods, due to the Company’s expansion of its distribution channels, and a resulting lower concentration of sales to Philips.

During 2004, the Company plans to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. Due to favorable pricing on these inventory purchases, the Company expects sale of these products to have a positive impact on gross margin in later quarters, the extent to which will be dependent upon sales volumes.

Operating Expenses. Total operating expenses for the three and six months ended June 30, 2004 declined by $202,100 and $632,825, or 10% and 15%, relative to the comparable periods in the prior year’s continuing operations. The reductions in expense were impacted largely by reductions in general and administrative and research and development expenses, partially offset by the impact of fluctuations of the British pound sterling to the U.S. dollar. Such currency fluctuations increased total operating expenses by approximately $132,000 and $240,000 for the three and six months ended June 30, 2004, respectively.

Research and development expenditures totaled $533,875 and $905,543 for the three and six months ended June 30, 2004, reflecting a 1% increase and a 19% decline relative to the respective periods last year. Expenditures for the three and six months ended June 30, 2004 were reduced by the recognition of $50,430 and $322,430 of funding from Codman under a development program to optimize neurotrend sensor characteristics. Funding from Codman included the Company’s costs under the development program for labor, materials, overhead and a profit margin. Partially offsetting the impact of the funding recognition was the accrual of $42,390 during the second quarter 2004 for remaining contractual lease costs, net of estimated sublease income, associated with a leased facility in Pennsylvania which the Company vacated effective June 30, 2004.

Selling, general and administrative expenses totaled $1,316,517 and $2,640,611 for the three and six months ended June 30, 2004, compared to $1,522,797 and $3,059,565 for the same periods in 2003. The 14% net reduction in expense for both the quarterly and year-to-date periods in 2004 was the result of a reduction in general and administrative expenses of $292,751 and $564,965, respectively, partially offset by an increase in sales and marketing expenses of $86,471 and $146,011, respectively. The reduction in general and administrative expenses resulted primarily from a reduction in personnel and lower corporate insurance costs due to reductions in coverage, both influenced by changes made to reduce the cost structure of the Company’s continuing operations subsequent to the sale of the Company’s intermittent testing business. Personnel reductions in the Company’s general and administrative functions at the end of September 2003 reduced general and administrative costs by approximately $87,000 and $174,000 for the three and six months ended June 30, 2004. The increase in sales and marketing expenses relative to the prior year’s periods was primarily impacted by fees incurred in the second quarter for a market assessment study, an increase in direct sales personnel and a related increase in travel and promotional costs reflecting the continued development of the Company’s direct sales channels.

Other Income (Expense). The three and six months ended June 30, 2004 include $484,805 and $985,090 of net other expense, respectively, compared to $1,150,044 and $1,020,501 of net other income for the comparable periods in 2003.

The significant changes between periods in net other income and expense occurred primarily as a result of the accounting treatment for the modification of the Company’s Convertible Senior Secured Fixed Rate Notes in April 2003, which resulted in the recognition of a $1.5 million gain during the second quarter 2003. Further, the modification of the notes required the accretion of the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the notes, resulting in $2.3 million of additional interest expense over this period. Accordingly, the accretion of the note balance resulted in an additional charge to interest expense of $242,841 and $476,027 for the three and six months ended June 30, 2004, compared to $193,213 for both the comparable periods in 2003. Additionally, as a result of amendments in January 2004 and May 2004 to the Note Purchase Agreement which reduced the exercise price of the warrants issued in connection with the April 2003 notes modification from $.94 to $.34 per share, and from $.34 to $.09 per share, respectively, the Company recorded charges to interest expense during the three and six months ended June 30, 2004 for $90,674 and $161,191, respectively, representing the increase in the fair value of the warrants stemming from the reductions in the exercise price. The remaining increase in net other expense occurred as a result of an increase in realized foreign currency transaction losses.

Net Loss Before Discontinued Operations. The Company’s net loss before discontinued operations for the three and six months ended June 30, 2004 was $2,372,898 and $4,528,849 compared to $857,002 and $2,995,306 for the same periods in 2003. The operating loss for the three and six months ended June 30, 2004 improved by approximately $119,000 and $472,000, respectively, driven primarily by a reduction in general and administrative expenses and a reduction in research and development expenses stemming from the recognition of development funding from Codman, partially offset by the impact of foreign exchange rate fluctuations on operating expenses of the Company’s U.K. operations. The net improvement in the operating loss for the 2004 periods was offset by the impact of the recognition of a $1.5 million gain on the modification of the Company’s convertible notes during the three and six months ended June 30, 2003, increased interest expense for the accretion of the convertible notes balance and charges to interest expense for the increase in the fair value of the note holders’ warrants resulting from the reductions in the exercise price of the warrants. While the Company expects its 2004 annual operating loss to improve relative to 2003, the impact of the required accounting treatment for the modification of the Company’s convertible notes and financing related transactions is expected to increase the net loss before discontinued operations in 2004 relative to 2003.

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

The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $369,002 and $1,121,319 for the three and six months ended June 30, 2003, respectively.

Net Loss / Net Loss Available to Common Shareholders. The Company’s reported consolidated net loss amounts for the three and six months ended June 30, 2004 of $2,372,898 and $3,971,797 were further adjusted by charges of $2,118,340 and $2,784,334, respectively, for calculated beneficial conversion features on preferred stock and deemed preferred stock dividends to arrive at “net loss available to common shareholders” of $4,491,238 and $6,756,131, respectively. These amounts are used in the numerator in the loss per share calculation for each period. Such charges occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series F convertible preferred stock and associated warrants in January 2004, followed by the issuance of $1.5 million of Series G convertible preferred stock and associated warrants in May 2004, as further discussed in notes 2 and 3 to the consolidated financial statements. Similarly, the Company’s reported consolidated net loss amounts for the three and six months ended June 30, 2003 of $1,226,004 and $4,116,625 were further adjusted by a $958,962 charge for a beneficial conversion feature to arrive at “net loss available to common shareholders” of $2,184,966 and $5,075,587, respectively. The charge in 2003 occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series E convertible preferred stock and associated warrants in May 2003.

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

The Company incurred a consolidated net loss of $3,971,797 for the six months ended June 30, 2004, preceded by a consolidated net loss of $8,479,145 (including net losses from continuing operations of $8,240,168) for the year ended December 31, 2003, and has incurred net losses since inception. The net loss for the 2004 year-to-date period is net of a $557,000 gain recognized upon the release in late March 2004 of escrowed proceeds from the Company’s sale of its intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $285,000 during the six months ended June 30, 2004 to $750,016. Primarily impacting the reduction in cash during the first half of 2004 was a net loss from operations excluding noncash items of $4.1 million, partially offset by net proceeds of $2.7 million from the issuance during the first and second quarters of Series F and Series G convertible preferred stock, respectively, and the receipt of escrowed proceeds of approximately $.7 million from the sale of the Company’s intermittent testing business.

As discussed in “Discontinued Operations” under note 4 to the consolidated financial statements, on September 29, 2003, the Company completed the sale of substantially all of the assets used in the operation of the Company’s intermittent testing business to ITC. Gross proceeds received at closing amounted to $4,420,000, of which approximately $389,000 was used to pay accrued interest due on the Company’s Convertible Senior Secured Fixed Rate Notes. Proceeds from the sale also included approximately $758,000 placed in escrow by ITC and restricted from the Company’s use for 180 days to cover excess trade payables assumed by ITC, any shortfall in collected receivables or any indemnification claims. In late March 2004, sales proceeds remaining in escrow were released to the Company, amounting to $713,000. Effective upon the sale of the Company’s intermittent testing business, the holders of the Company’s Series E preferred stock elected to exercise their option to put back to the Company 50% of their original $1.5 million investment plus a return of 1% per month. As a result, in October 2003, the Company redeemed $750,000 in value of the Series E preferred stock, with cash payments of $790,250 including accrued interest. Additionally, the Company made payments of approximately $600,000 after the completion of the sale transaction for accrued retention bonuses earned by employees and accrued vacation pay for employees transferring to ITC or leaving the Company. Also, as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company made payments after the closing of the sale for severance and related costs of approximately $659,000.

As more fully discussed under note 3 to the consolidated financial statements, on January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or a defined average trading price preceding exercise, providing a potential source of future funding. Proceeds from this financing were used to help meet the Company’s near-term funding requirements for support of its operations, as the Company continued to pursue longer-term financing. In late April 2004, the Company received shareholder approval to increase its number of authorized shares of common stock by 40 million shares to 100 million shares, enhancing the Company’s ability to pursue additional equity financing.

In conjunction with the sale of Series F preferred stock in January 2004, holders of the Company’s Convertible Senior Secured Fixed Rate Notes agreed to amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on their outstanding warrants from $.94 per share to $.34 per share. The reduction in the exercise price resulted in an increase in the fair value of the warrants of $90,674, which was recorded as a noncash charge to other expense with an offsetting credit to additional paid-in-capital in the first quarter 2004. As noted below, the convertible notes and common stock warrants were further modified in May 2004.

On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company has called a special meeting of its shareholders to request an increase in its authorized common stock from 100 million shares to 200 million shares. If the shareholders approve that increase, the minimum exercise price will be decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment.

As part of this financing, the Company issued three-year warrants (“Series G warrants”) to the purchasers of the Series G preferred stock. Those warrants entitle the holders to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or a defined average trading price preceding the exercise date. The Company also issued three-year warrants to the Mercator Advisory Group and its related funds that invested in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share. The issuance of new warrants to the Series E and Series F investors was considered a dividend to those preferred stockholders, and required a noncash charge to retained earnings in the second quarter 2004 for the fair value of the warrants of $1,035,684.

Additionally, in connection with the Series G financing, the holders of the Company’s convertible notes agreed to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share. Finally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share. The reduction in the exercise price of the note holders’ warrants resulted in an increase in the fair value of the warrants of $70,517, which was recorded as a noncash charge to interest expense with an offsetting credit to additional paid-in-capital in the second quarter 2004. The change in the exercise price terms of the Series E and Series F warrants was considered a dividend to the Series E and Series F preferred stockholders, and required a noncash charge to retained earnings in the second quarter 2004 for $15,006, representing the increase in the fair value of the warrants.

The Series G interim financing effectively replaced the unfunded second tranche of the Series F preferred stock financing arranged in January 2004. As expected, the first $1.5 million tranche of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to help meet near-term funding requirements for support of the Company’s operations. The Company continues to monitor its cash position carefully. A significant amount of instrument inventory available to the Company, from completed hardware products in finished goods inventory or available to the Company through purchase from Philips, has allowed a reduction in inventory purchases and production requirements during 2003 and 2004. Further, the Company is positioning its business for future sales and earnings growth with a renewed focus on the neonatal market and the pursuit of new applications for its products. Such applications could generate additional revenues in the future but may require significant additional resources. In order to remain viable as its continuous monitoring business is developed and additional applications of its technology are explored, the Company will be required to raise longer-term financing during the third quarter 2004. The Company’s current projections indicate a need for $10 million or more, which may be adjusted as the Company continues to develop its business plan and evaluates further the need for and costs of product enhancements and sales and marketing programs. The issuance of additional equity related instruments to raise funding is dependent, however, upon the Company’s ability to obtain shareholder approval for an increase in authorized shares of its common stock.

As part of an amendment to the exclusive distribution agreement with Philips signed in April 2003, the Company was provided an option to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. In late 2003, the Company provided a binding forecast to Philips for the purchase of approximately $0.6 million of TrendCare instruments over the course of 2004. The Company’s cost to purchase these products is less than its cost to assemble or purchase from other sources. The Company has satisfied approximately $41,000 of its instrument purchase commitment with Philips through June 30, 2004. The Company’s cash reserves are currently not sufficient to meet the full remaining amount of its purchase commitment, and as a result, the Company plans to initiate discussions with Philips to reduce the amount of its purchase commitment during 2004.

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

On June 9, 2004, KPMG LLP provided written notice to the Company that they declined to stand for reappointment and have resigned as auditors and principal accountants for the year ending December 31, 2004. KPMG LLP informed the Company that the client-auditor relationship will cease upon completion of the review by KPMG LLP of the Company’s consolidated financial statements as of and for the three and six-month periods ended June 30, 2004. KPMG LLP’s notice further indicated that in connection with the audits of the consolidated financial statements of the Company for the two years ended December 31, 2003, and the subsequent interim period through June 9, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company has appointed Virchow Krause & Company as its new auditors and principal accountants, effective early August 2004.

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

Analysis of Changes in Cash Flows From Continuing Operations. Net cash used in continuing operating activities totaled $3,183,922 for the six months ended June 30, 2004, compared to $2,947,626 for the same period in 2003. This was primarily the result of consolidated net losses from continuing operations each period adjusted by noncash items, amounting to $4.1 million and $3.8 million in 2004 and 2003, respectively. Partially offsetting the impact of the net losses in each period were positive changes in working capital of approximately $940,000 in 2004 and $807,000 in 2003. Primarily impacting the change in working capital in each period were reductions in inventories of $391,000 in 2004 and $345,000 in 2003, stemming from reductions in required instrument purchases, due to inventory availability. Additionally, accounts payable and accrued expenses increased $394,000 and $312,000 on a combined basis in 2004 and 2003, respectively, as a result of increases in accrued interest expense due to deferrals in each period of interest payments on the Company’s convertible notes, and also due to the timing of payment for additional fees and support costs associated with the Company’s financing transactions in each period, and for 2004, the sale of the Company’s intermittent testing business.

Net cash provided by investing activities totaled $480,483 for the six months ended June 30, 2004, compared to net cash used in investing activities of $261,525 for the six months ended June 30, 2003. Primarily impacting investing activities during the 2004 period was the receipt in March 2004 of escrowed proceeds approximating $720,000 from the Company’s sale of its intermittent testing business. Purchases of property and equipment partially offset the 2004 net increase in cash provided by investing activities and comprised the full use of cash during the same period in 2003. The

Company currently expects total capital expenditures and new lease commitments to be less than $500,000 for the year, primarily reflecting investments to support the production process.

Net cash provided by financing activities totaled $2,568,695 and $1,096,014 for the six months ended June 30, 2004 and 2003, respectively. Financing activities in the current period were primarily impacted by the Company’s receipt in January 2004 and May 2004 of combined net proceeds of approximately $2.7 million in connection with the completion of its Series F and Series G convertible preferred stock financings. This was partially offset by principal payments on capital lease obligations. Financing activities in the prior year’s period stemmed primarily from the Company’s receipt in May 2003 of net proceeds of $1.2 million in connection with the completion of a Series E convertible preferred stock financing. This was partially offset by principal payments on borrowings and capital leases and payment of debt extension costs related to the modification of the Company’s convertible notes.

At June 30, 2004, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $132 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $98.2 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $57.5 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Analysis of Changes in Cash Flows From Discontinued Operations. Net cash provided by discontinued operations totaled $557,052 for the six months ended June 30, 2004, while net cash used in discontinued operations totaled $572,849 for the same period in 2003. Activity in the current period represents the release to the Company in late March 2004 of $713,000 of proceeds remaining in escrow from the sale of the intermittent testing business, reduced by $156,000 of related transaction costs. The use of cash during the prior year’s period primarily reflects the net loss before noncash items generated by the intermittent testing business during the period, partially offset by improvements in working capital.

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

As a result of fluctuations of the British pound sterling to the U.S. dollar, the Company’s reported consolidated net loss for the three and six months ended June 30, 2004 increased approximately $143,000 and $234,000 relative to the same periods in 2003. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s debt obligations as of June 30, 2004 bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

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

During the quarter ended June 30, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On May 28, 2004, the Company completed the sale in a private placement of 15,000 shares of Series G convertible preferred stock, par value $.01 per share, at a price of $100 per share. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company has called a special meeting of its shareholders to request an increase in its authorized common stock from 100 million shares to 200 million shares. If the shareholders approve that increase, the minimum exercise price will be decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment. The purchasers of the Series G preferred stock also received three-year warrants to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. In connection with the Series G preferred stock financing, the Company also issued three-year warrants to the investors in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share. The financing was completed in a private placement in reliance on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on April 29, 2004. At the meeting, shareholders voted on the reelection to the Board of two directors, Gerald L. Cohn and Mark B. Knudson, Ph.D. Mr. Cohn was reelected by a vote as follows: 20,138,471 votes “For” and 609,048 votes “Against.” Dr. Knudson was reelected by a vote as follows: 20,138,381 votes “For” and 609,138 votes “Against.” The terms for Mr. Cohn and Dr. Knudson expire at the Company’s Annual Meeting in 2007.

The Company’s shareholders also voted to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of all classes of stock from 65,000,000 to 105,000,000, and to increase the number of authorized shares of Common Stock, par value $.01 per share, from 60,000,000 to 100,000,000. This amendment was approved as follows: 19,915,759 votes “For,” 813,890 votes “Against” and 17,870 votes “Abstained.”

Additionally, the Company’s shareholders voted to approve an amendment to the Company’s 1990 Stock Option Plan to increase the number of shares authorized for issuance under such plan. This amendment was approved as follows: 3,258,321 votes “For,” 1,239,260 votes “Against,” 128,585 votes “Abstained” and 16,121,353 votes “Unvoted.”

Lastly, the Company’s shareholders voted to approve an amendment to the Company’s 1995 Employee Stock Purchase Plan to increase the number of shares authorized under such plan. This amendment was approved as follows: 3,568,175 votes “For,” 914,831 votes “Against,” 143,160 votes “Abstained” and 16,121,353 votes “Unvoted.”

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.		Method of Filing

3.1	Articles of Incorporation of the Company (as amended)	(1)

4.1	Certificate of Designations of Series G Convertible Preferred Stock of the Company, dated May 28, 2004	(1)

10.1	Subscription Agreement for shares of Series G Convertible

	Preferred Stock and Common Stock Warrants, dated May 28, 2004, between the Company and the Purchasers named therein	(1)

10.2	Form of Stock Purchase Warrant, dated May 28, 2004, issued to the purchasers of Series G Convertible Preferred Stock	(1)

10.3	Form of Stock Purchase Warrant, dated May 28, 2004, issued in connection with Series G Convertible Preferred Stock financing	(1)

10.4	1990 Stock Option Plan, as amended and restated	Filed herewith

10.5	1995 Employee Stock Purchase Plan, as amended	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 7, 2004.

b. Reports on Form 8-K.

On June 7, 2004, the Company filed a Current Report on Form 8-K under Item 5 relating to the Company’s announcement that it had secured new financing providing gross proceeds of $1.5 million through the sale of 15,000 shares of Series G convertible preferred stock and warrants.

On June 16, 2004, the Company filed a Current Report on Form 8-K under Item 4 indicating that on June 9, 2004, KPMG LLP provided written notice to the Company that they declined to stand for reappointment and have resigned as auditors and principal accountants for the year ending December 31, 2004.

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC

By:	/S/ W. GLEN WINCHELL
W. Glen Winchell Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated: August 9, 2004