Form 10-Q
period 2004-09-30
DIAMETRICS MEDICAL INC
filed 2004-11-09
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, 35,121,739 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$697,443	$609,595	$1,992,738	$2,019,068
Other revenue	—	200,000	—	200,000

Total revenue	697,443	809,595	1,992,738	2,219,068

Cost of revenue	852,349	551,746	2,145,249	1,798,047

Gross profit (loss)	(154,906)	257,849	(152,511)	421,021

Operating expenses:
Research and development	415,952	546,147	1,321,495	1,665,561
Selling, general and administrative	925,785	1,264,860	3,566,396	4,324,425
Restructuring and other nonrecurring charges	2,018,212	650,538	2,018,212	650,538

Total operating expenses	3,359,949	2,461,545	6,906,103	6,640,524

Operating loss	(3,514,855)	(2,203,696)	(7,058,614)	(6,219,503)

Interest income	3,379	1,252	10,394	11,937
Interest expense	(399,437)	(401,538)	(1,333,668)	(880,776)
Gain on modification of convertible notes	—	—	—	1,500,000
Other income (expense), net	46,824	(27,908)	(11,050)	(38,854)

Net loss before discontinued operations	(3,864,089)	(2,631,890)	(8,392,938)	(5,627,196)

Discontinued operations:
Loss from discontinued operations	—	(949,717)		(2,071,036)
Gain on sale of discontinued operations		1,832,059	557,052	1,832,059

Income (loss) from discontinued operations	—	882,342	557,052	(238,977)

Net loss	(3,864,089)	(1,749,548)	(7,835,886)	(5,866,173)
Beneficial conversion feature—preferred stock dividend	—	—	(1,733,644)	(958,962)
Deemed dividend on preferred stock	—	—	(1,050,690)	—

Net loss available to common shareholders	$(3,864,089)	$(1,749,548)	$(10,620,220)	$(6,825,135)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.11)	$(0.10)	$(0.36)	$(0.24)
Discontinued operations:
Loss from discontinued operations	—	(0.04)	—	(0.08)
Gain on sale of discontinued operations	—	0.07	0.02	0.07

Net income (loss) from discontinued operations	—	0.03	0.02	(0.01)

Net loss	$(0.11)	$(0.06)	$(0.34)	$(0.25)

Weighted average number of common shares outstanding	34,915,784	26,984,184	31,251,142	27,391,959

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$88,472	$315,176
Restricted cash	—	720,169
Accounts receivable, net	261,855	464,402
Inventories	152,825	1,450,824
Prepaid expenses and other current assets	115,526	298,167

Total current assets	618,678	3,248,738

Property and equipment	6,874,204	7,249,524
Less accumulated depreciation and amortization	(6,757,726)	(5,390,497)

	116,478	1,859,027

Other assets	53,188	85,234

	$788,344	$5,192,999

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,462,559	$1,097,069
Accrued expenses	1,127,893	794,148
Deferred credits and revenue	34,936	826,359
Capital lease obligations and other borrowings	65,306	169,861

Total current liabilities	2,690,694	2,887,437

Long-term liabilities:
Convertible senior secured fixed rate notes (net of discount of $938,936 and $1,667,858 at September 30, 2004 and December 31, 2003, respectively)	6,361,064	5,632,142
Long-term liabilities, excluding current portion	24,258	48,736
Accrued retirement plan benefit	2,495,260	2,495,260

Total liabilities	11,571,276	11,063,575

Shareholders’ deficit:
Preferred stock, $.01 par value: 5,000,000 authorized, 27,500 and 7,500 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	250	75
Common stock, $.01 par value: 100,000,000 authorized, 35,121,739 and 27,456,209 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	351,218	274,562
Additional paid-in capital	156,169,795	150,612,474
Accumulated deficit	(163,476,931)	(152,856,593)
Deferred compensation	—	(93,699)
Accumulated other comprehensive loss	(3,827,264)	(3,807,395)

Total shareholders’ deficit	(10,782,932)	(5,870,576)

	$788,344	$5,192,999

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,835,886)	$(5,866,173)
Adjustments to reconcile net loss to net cash used in continuing operation activities:
Loss from discontinued operations	—	2,071,036
Gain on sale of discontinued operations	(557,052)	(1,832,059)
Depreciation and amortization	480,965	553,354
Gain on modification of convertible senior secured fixed rate notes	—	(1,500,000)
Accretion of convertible senior secured fixed rate notes	724,679	408,226
Expense related to warrant repricings	161,191	—
Write-down of assets	1,435,000	—
Stock-based compensation	93,699	300,342
Loss on disposal of property and equipment	3,723	—
Recognition of deferred gain on sale of business	(718,924)	—
Changes in operating assets and liabilities (net of effect of operations sold):
Accounts receivable	202,547	(42,644)
Inventories	1,297,999	458,119
Prepaid expenses and other current assets	182,641	113,065
Accounts payable	365,491	921,424
Accrued expenses	333,745	426,311
Deferred credits and revenue	(72,499)	824,923

Net cash used in continuing operating activities	(3,902,681)	(3,164,076)

Cash flows from investing activities:
Purchases of property and equipment	(239,686)	(363,941)
Proceeds from sale of discontinued operations		4,153,938
Release of escrowed proceeds on sale of business	720,169	(724,923)

Net cash provided by (used in) investing activities	480,483	3,065,074

Cash flows from financing activities:
Redemption of Preferred Stock	(25)	—
Principal payments on borrowings and capital leases	(124,791)	(153,243)
Convertible senior secured fixed rate notes extension costs	—	(81,306)
Net proceeds from the issuance of preferred stock and common stock warrants	2,667,957	1,205,270
Net proceeds from the issuance of common stock	11,834	24,487

Net cash provided by financing activities	2,554,975	995,208

Net cash provided by (used in) discontinued operations	557,052	(749,316)
Effect of exchange rate changes on cash and cash equivalents	83,467	(49,241)

Net increase (decrease) in cash and cash equivalents	(226,704)	97,649

Cash and cash equivalents at beginning of period	315,176	3,964,791

Cash and cash equivalents at end of period	$88,472	$4,062,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,950	$426,059

Supplemental disclosure of noncash investing and financing activities:

-	As further described in note 2, effective May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $1,067,650 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.” In connection with the Series G financing, the Company also issued new warrants to the investors in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share and reduced the exercise price and ceiling exercise price of the warrants previously issued to the Company’s Series E and Series F preferred stock investors, respectively. The issuance of new warrants to the Series E and Series F investors and the change in the exercise price terms of the warrants previously issued to these investors was considered a dividend to the Series E and Series F preferred stockholders, requiring a noncash charge to retained earnings aggregating $1,050,690. This charge was also treated as a reconciling item on the Statement of Operations to adjust the reported net loss to “net loss available to common shareholders.”

-	As further described in note 3, effective January 16, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

-	The Company entered into capital lease obligations for equipment of $18,977 during the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments, revenue recognition and accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets and retirement plan funding, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. No other changes to the Company’s critical accounting policies have been made during the quarter ended September 30, 2004.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2) SERIES G CONVERTIBLE PREFERRED STOCK FINANCING

On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company held a special meeting of its shareholders to request an increase in its authorized common stock from 100 million shares to 200 million shares on September 7, 2004. After the shareholders approved that increase, the minimum exercise price was decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment.

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

The Series G financing effectively replaced the unfunded second tranche of the Series F preferred stock financing arranged in January 2004. As expected, the first $1.5 million tranche of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to help meet near-term funding requirements for support of the Company’s operations as the Company continued to pursue longer-term financing in order to sustain the development of its continuous monitoring business and explore additional applications of its technology.

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

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Series G preferred stock, which is required to be treated as a deemed dividend to preferred shareholders. The Company allocated the net investor proceeds of $1,445,000 from the issuance of the Series G convertible preferred stock to the preferred stock and Series G warrants based upon their relative fair values. The fair value allocated to the Series G warrants of $68,205 was recorded as equity. The fair value allocated to the preferred stock of $1,376,795 was used to calculate the value of the beneficial conversion feature of $1,067,650. The $1,067,650 was charged to retained earnings with the offsetting credit to additional paid-in-capital. The Company treated the beneficial conversion feature of $1,067,650 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the nine months ended September 30, 2004.

The Company classified the warrants issued in connection with the Series G preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As further discussed in note 5, the reduction in the exercise price of the note holders’ warrants from $.34 to $.09 increased the fair value of those warrants by an estimated $70,517, which was recorded in the second quarter 2004 as a charge to interest expense with an offsetting credit to additional paid-in capital. The issuance of new warrants to the Series E and Series F investors and the reduction in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors resulted in a deemed dividend on the Series E and Series F preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,050,690. Similar to the beneficial conversion feature on the Series G preferred stock, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the nine months ended September 30, 2004.

(3) SERIES F CONVERTIBLE PREFERRED STOCK FINANCING

On January 16, 2004, the Company completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. In accordance with the terms of the Series F preferred stock agreement, the floor conversion price was reduced to $.15 per share effective June 30, 2004, due to the Company’s inability to achieve a six-month cash flow projection through that date. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. As discussed in note 2, the ceiling exercise price on the Series F warrants was reduced from $.35 to $.11 per share in connection with the Series G preferred stock financing transaction completed in May 2004. Proceeds from the Series F interim financing were used to help meet the Company’s short-term funding requirements for support of its operations.

Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity in the first quarter 2004. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $665,994 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the nine months ended September 30, 2004. The Company classified the warrants issued in connection with the Series F preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

(5) CONVERTIBLE SENIOR SECURED FIXED RATE NOTES

Effective April 7, 2003, the Company completed the renegotiation of the terms of its $7.3 million Convertible Senior Secured Fixed Rate Notes due August 4, 2003, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. This transaction requires accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in the second quarter 2003 as debt and equity, respectively, at their respective individual fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter 2003 in other income as a gain on modification of the notes. The Company will accrete the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $252,895 and $728,921 was recorded in the three and nine months ended September 30, 2004, respectively, compared to $215,013 and $408,226 for the three and nine months ended September 30, 2003.

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

(6) SUBSEQUENT EVENT

On October 14, 2004, the Company announced that it had initiated a restructuring of all its domestic and international operations. As a result of the restructuring, the Company has ceased manufacturing and support of its only current products, the Trend Care line of continuous blood and tissue monitoring systems. The Company is completing certain batches of production in process and is offering its customers the opportunity to purchase those products, when complete, as well as all products in inventory at the time the restructuring was announced. Virtually all employees were terminated in early November 2004.

The Company is pursuing additional financing to allow it to develop additional applications for its technology. If additional funds are not obtained, the Company will have no alternative but to cease all operations in the near future.

It is unlikely that future product development activities would require many of the existing assets and the Company has therefore recorded a restructuring charge in the quarter ended September 30, 2004 to reduce property and equipment and inventory that it does not expect to sell to estimated realizable values. The Company also expects to implement some formal plan of discontinuing operations of its United Kingdom subsidiary which will impact the amounts of recorded liabilities in addition to the impairment of assets previously noted. No adjustments have been made to those liabilities pending final resolution of this matter.

The financial statements have otherwise been prepared on a going-concern basis which contemplates realization of assets, as adjusted, and satisfaction of liabilities and commitments in the normal course of business. The report of the Company’s independent auditors pertaining to the Company’s consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. Failure to obtain additional funding during November 2004 would likely result in discontinuing business as a going-concern.

(7) LIQUIDITY

The Company incurred a consolidated net loss of $7,835,886 for the nine months ended September 30, 2004, preceded by a consolidated net loss of $8,479,145 (including net losses from continuing operations of $8,240,168) for the year ended December 31, 2003, and has incurred net losses since inception. The net loss for the 2004 year-to-date period is net of a $557,000 gain recognized upon the release in late March 2004 of escrowed proceeds from the Company’s sale of its intermittent testing business effective September 29, 2003.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $946,873 during the nine months ended September 30, 2004 to $88,472. Primarily impacting the reduction in cash during the first half of 2004 was a net loss from operations excluding noncash items of $7.8 million, partially offset by net proceeds of $2.7 million from the issuance during the first and second quarters of Series F and Series G convertible preferred stock, respectively, and the receipt of escrowed proceeds of approximately $.7 million from the sale of the Company’s intermittent testing business.

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

Proceeds from this financing were used to help meet the Company’s short-term funding requirements for support of its operations, as the Company continued to pursue longer-term financing. In late April 2004, the Company received shareholder approval to increase its number of authorized shares of common stock by 40 million shares to 100 million shares, enhancing the Company’s ability to pursue additional equity financing.

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

On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The Company held a special meeting of its shareholders in September 2004 to request an increase in its authorized common stock from 100 million shares to 200 million shares. The shareholders approved that increase. The minimum exercise price was decreased automatically to $.03 per share pursuant to the Certificate of Designations of Series G Convertible Preferred Stock, without further amendment.

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

The Series G interim financing effectively replaced the unfunded second tranche of the Series F preferred stock financing arranged in January 2004. As expected, the first $1.5 million tranche of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to help meet short-term funding requirements for support of the Company’s operations.

As part of an amendment to the exclusive distribution agreement with Philips signed in April 2003, the Company was provided an option to purchase from Philips certain unused inventory of TrendCare instruments previously sold to Philips. In late 2003, the Company provided a forecast to Philips for the purchase of approximately $0.6 million of TrendCare instruments over the course of 2004. The Company has satisfied approximately $41,000 of its instrument purchase commitment with Philips through June 30, 2004. The Company has advised Philips it will not meet the remaining amount of its purchase commitment.

The terms of the Company’s Convertible Senior Secured Fixed Rate Notes require a lump sum principal payment of $7.3 million in August 2005 to retire the notes, to the extent the note holders do not elect to exercise the conversion option prior to that date. The Company does not expect to be able to pay the full maturity value of the notes. As such, the Company expects to either renegotiate the terms of the notes to further extend repayment, or encourage conversion to common stock, or raise additional capital to allow retirement of the notes when due.

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

On June 9, 2004, KPMG LLP provided written notice to the Company that they declined to stand for reappointment and have resigned as auditors and principal accountants for the year ending December 31, 2004. KPMG LLP informed the Company that the client-auditor relationship would cease upon completion of the review by KPMG LLP of the Company’s consolidated financial statements as of and for the three and six-month periods ended June 30, 2004. KPMG LLP’s notice further indicated that in connection with the audits of the consolidated financial statements of the Company for the two years ended December 31, 2003, and the subsequent interim period through June 9, 2004, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Company has appointed Virchow Krause & Company as its new auditors and principal accountants, effective early August 2004.

(8) NET LOSS PER COMMON SHARE

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

	September 30,
	2004		2003
Common stock options	3,406,106		4,150,022
Common stock warrants	21,811,426		4,999,747
Convertible senior secured fixed rate notes	2,013,431		2,013,431
Convertible preferred stock — Series E	—		2,142,857
Convertible preferred stock — Series F	6,666,667	(1)	—
Convertible preferred stock — Series G	50,000,000	(2)	—

(1)	Based upon the lowest potential conversion rate of $.15 per share.

(2)	Based upon the lowest potential conversion rate as of September 30, 2004 of $.03 per share.

(9) COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(3,864,089)	$(1,749,548)	$(7,835,886)	$(5,886,173)
Change in cumulative translation adjustment	46,695	(12,228)	82,664	30,657

Comprehensive loss	$(3,817,394)	$(1,761,776)	$(7,753,222)	$(5,855,516)

(10) INVENTORIES

	September 30,	December 31,
	2004	2003
Raw materials	$152,825	$391,364
Work-in-process	—	306,272
Finished goods	—	753,188

	$152,825	$1,450,824

(11) STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Actual net loss available to common shareholders	$(4,491,238)	$(2,184,966)	$(6,756,131)	$(5,075,587)
Pro forma stock-based compensation expense	(214,649)	(404,869)	(429,298)	(774,300)

Pro forma net loss available to common shareholders	$(4,705,887)	$(2,589,835)	$(7,185,429)	$(5,849,887)

Actual basic and diluted net loss per share	$(0.15)	$(0.08)	$(0.23)	$(0.19)
Pro forma stock-based compensation expense	(0.01)	(0.02)	(0.01)	(0.03)

Pro forma basic and diluted net loss per share	$(0.16)	$(0.10)	$(0.24)	$(0.22)

No stock options were granted under the Company’s stock option plans during the three and nine months ended September 30, 2004. The per share weighted average fair value of stock options granted during the three and nine months ended September 30, 2003 was $.72, determined using the Black Scholes option-pricing model with the following assumptions: an expected life of five years and no dividends, an annualized volatility of 97.5% and a risk-free interest rate of 2.3%.

(12) PRODUCT WARRANTY

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

(13) RELATED PARTY TRANSACTIONS

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

(14) DEFINED BENEFIT RETIREMENT PLAN FUNDING

The Company’s U.K. subsidiary sponsors a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy is to contribute into a trust fund at an annual rate that is intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts are determined by a qualified actuary and are intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. The Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. Company contributions made subsequent to August 31, 2003 will be allocated fully to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003, thus helping to secure participant’s benefits earned through that date, and reducing the Company’s exposure to a potential future significant funding obligation. Subsequent to the August 31, 2003 modification of the Retirement Plan, the actuarial determined minimum funding requirement was established at 7,000 British pounds per month (or approximately $12,700 U.S. dollars based upon January 2004 exchange rates between the British pound sterling and the U.S. dollar). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company was funding the Retirement Plan at this minimum level during 2004. The Company has discontinued funding the Plan and is exploring options to satisfy Plan obligations.

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

OVERVIEW

The Company experienced significant changes over the past year. The Company’s primary line of business from its inception in 1990 through September 2003 was the development, manufacture and distribution of intermittent blood testing products. That line of business, which comprised 66% and 57% of consolidated revenues for the years ended December 31, 2003 and 2002, respectively, was sold in late September 2003. In late 1996, the Company acquired a continuous blood and tissue monitoring business. This business, now known as Diametrics Medical, Ltd, has operated as a wholly owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England.

The Company’s continuous monitoring systems are based on fiber optic sensor technology which measures color changes optically via light transmitted through plastic fibers embedded with fluorescent dyes sensitive to chemicals in blood and tissue. Products include the TrendCare Continuous Blood Gas Monitoring Systems and the Neurotrend Cerebral Tissue Monitoring System. The TrendCare systems provide immediate and continuous information on blood gases and temperature in adult, pediatric and neonatal patients via a fiber optic sensor placed through an arterial catheter. Neurotrend continuously monitors oxygen, carbon dioxide, acidity and temperature through sensors placed directly in brain tissue, providing critical information regarding blood supply and oxygen levels in the brain that can guide clinicians and surgeons in treating patients with head trauma or those requiring surgery in the brain. The Company has distributed its Neurotrend cerebral tissue monitoring system through Codman under an exclusive worldwide distribution agreement.

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

Management subsequently focused on reinvigorating the continuous monitoring business. Many of the systems installed during recent years are relatively inactive. The entire sales and sales support organization in Europe, the United States and various international markets has worked during 2004 to increase utilization, and therefore sensor sales, where appropriate. Management had directed most of its sales and sales support resources to European markets, where sales opportunities for its continuous monitoring products appear most promising. New account efforts were focused on the neonatal market based on the more immediately recognized benefits in caring for critically ill newborns. Distributor relationships were carefully managed to focus on approximately ten countries where opportunities appeared greatest. Finally, the Company has actively explored new applications for its technology.

The Company has had the only continuous blood and tissue monitoring systems on the market, although various companies have previously tried to develop similar products. Continuous monitoring has not yet become the standard of care, so much of the Company’s sales and marketing efforts were directed toward education of physicians and clinicians involved in caring for critically ill patients. The systems sold by the Company consisted of a monitor, a patient data module, and a calibrator, which can support several monitors. After systems were installed, revenue was derived from the disposable sensors required for each use of the system. The Company has not penetrated a significant portion of either the neonatal market or the critically ill pediatric and adult market.

The sale of the intermittent testing business generated gross cash proceeds of $5.2 million, including escrowed proceeds released in late March 2004. A significant portion of the proceeds were required to satisfy commitments for severance payments, accrued vacation obligations and various other employee related commitments as well as accrued interest payments and the mandatory redemption of half of the Company’s Series E preferred stock. As a result of those commitments and the fact that significant management and administrative expenses continue, the Company was required to draw down the first $1.5 million tranche of financing under a $3 million Series F convertible preferred stock agreement completed in January 2004. Additionally, in late May 2004, the Company completed a $1.5 million private placement under a Series G convertible preferred stock agreement. This financing effectively replaced the unfunded second $1.5 million tranche of the Series F preferred stock financing arranged in January 2004. As expected, the $1.5 million of financing generated in January 2004 under the Series F preferred stock agreement and other available funds had been substantially consumed by operations by the time the Series G financing was completed. This additional financing was necessary to meet near-term funding requirements for support of the Company’s operations.

RESULTS OF OPERATIONS

Revenue. The Company’s total revenue from continuing operations was $697,443 and $1,992,738 for the three and nine months ended September 30, 2004, compared to $809,595 and $2,219,068 for the same periods in the prior year, a decrease of 14% and 10% for the three and nine month periods, respectively.

The decline in revenue during the third quarter and nine months ended September 30, 2004 was due primarily to a reduction in disposable sensor revenues. This reduction resulted primarily from the timing of disposable sensor purchases by two major customers in the prior year, with a concentration of those purchases in that year’s first quarter. Products sold internationally, consisting primarily of sales in Europe, comprised approximately 68% and 76% of total product revenue from continuing operations for the three and nine months ended September 30, 2004, respectively, compared to 82% and 78% for the respective periods in 2003. Remaining product revenue in each period was generated in the United States.

Cost of Revenue. Cost of revenue totaled $852,349 and $2,145,249, or 122% and 108% of total revenue for the three and nine months ended September 30, 2004, compared to $551,746 and $1,798,047, or 68% and 81% of total revenue for the same periods last year. The increase in cost of revenue as a percentage of total revenue was impacted primarily by reduced sensor production volumes and lower resulting absorption into inventory of overhead costs in the 2004 periods. Also contributing to the increase was the impact of lower average selling prices extended on large volume orders. Partially offsetting the impact of these changes was an increase in average selling prices for sensors, due to selling direct rather than through exclusive distributors.

Operating Expenses. Total operating expenses for the three and nine months ended September 30, 2004 totaled $3,359,949 and $6,906,103, a 36% and 4% increase relative to the respective periods last year. The increases in expense were impacted largely by restructuring and other non-recurring charges. The reduction in on-going expense reflects the Company reducing expenditures as operations declined.

Research and development expenditures totaled $415,952 and $1,321,495 for the three and nine months ended September 30, 2004, a 24% and 21% decline relative to the respective periods last year. Expenditures for the three and nine months ended September 30, 2004 were reduced by the recognition of $50,430 and $322,430 of funding from Codman under a development program to optimize neurotrend sensor characteristics. Funding from Codman included the Company’s costs under the development program for labor, materials, overhead and a profit margin.

Selling, general and administrative expenses totaled $925,785 and $3,566,396 for the three and nine months ended September 30, 2004, compared to $1,264, 860 and $4,324, 425 for the same periods in 2003. The 27% and 18% net reduction in expenses for the quarterly and year-to-date periods in 2004 was the result of a reduction in general and administrative expenses of $250,503 and $501,922, respectively, and a similar decrease in sales and marketing expenses of $88,572 and $256,107, respectively. The reductions were primarily due to cost cutting in line with the decline of business operations.

Restructuring and other non-recurring charges represent impairment charges for non-saleable inventory and the write-down to estimated net realizable value of property and equipment associated with operations discontinued in October 2004. See note 6 to the consolidated financial statements for further information.

Other Income (Expense). The three and nine months ended September 30, 2004 include $349,234 and $1,334,324 of net other expense, respectively, compared to $428,194 of net other expense and $592,307 of net other income for the comparable periods in 2003. Most of this category represents interest expense.

The significant changes between periods in net other income and expense occurred primarily as a result of the accounting treatment for the modification of the Company’s Convertible Senior Secured Fixed Rate Notes in April 2003, which resulted in the recognition of a $1.5 million gain during the second quarter 2003. Further, the modification of the notes required the accretion of the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million using the effective interest method over the remaining term of the notes, resulting in $2.3 million of additional interest expense over this period. Accordingly, the accretion of the note balance resulted in an additional charge to interest expense of $252,895 and $728,922 for the three and nine months ended September 30, 2004, compared to $215,013 and $408,226 for the comparable periods in 2003. Additionally, as a result of amendments in January 2004 and May 2004 to the Note Purchase Agreement

which reduced the exercise price of the warrants issued in connection with the April 2003 notes modification from $.94 to $.34 per share, and from $.34 to $.09 per share, respectively, the Company recorded charges to interest expense during the nine months ended September 30, 2004 for $161,191 representing the increase in the fair value of the warrants stemming from the reductions in the exercise price. The remaining increase in net other expense occurred as a result of an increase in realized foreign currency transaction losses.

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

The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $949,717 and $2,071,036 for the three and nine months ended September 30, 2003, respectively.

Net Loss / Net Loss Available to Common Shareholders. The Company’s reported consolidated net loss amounts for the three and nine months ended September 30, 2004 of $3,864,089 and $7,835,886 were further adjusted by charges of $0 and $2,784,334, respectively, for calculated beneficial conversion features on preferred stock and deemed preferred stock dividends to arrive at “net loss available to common shareholders” of $3,864,089 and $10,620,220, respectively. These amounts are used in the numerator in the loss per share calculation for each period. Such charges occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series F convertible preferred stock and associated warrants in January 2004, followed by the issuance of $1.5 million of Series G convertible preferred stock and associated warrants in May 2004, as further discussed in notes 2 and 3 to the consolidated financial statements. Similarly, the Company’s reported consolidated net loss amounts for the three and nine months ended September 30, 2003 of $1,749,548 and $5,866,173 were further adjusted by a $958,962 charge for a beneficial conversion feature to arrive at “net loss available to common shareholders” of

$1,749,548 and $6,825,135, respectively. The charge in 2003 occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series E convertible preferred stock and associated warrants in May 2003.

LIQUIDITY AND CAPITAL RESOURCES

On October 14, 2004, the Company announced that it had initiated a restructuring of all its domestic and international operations. As a result of the restructuring, the Company has ceased manufacturing and support of its only current products, the Trend Care line of continuous blood and tissue monitoring systems. The Company is completing certain batches of production in process and is offering its customers the opportunity to purchase those products, when complete, as well as all products in inventory at the time the restructuring was announced. Virtually all employees were terminated in early November 2004.

The Company has depleted virtually all of its available cash and is pursuing additional financing to allow it to develop additional applications for its technology. If additional funds are not obtained, the Company will have no alternative but to cease all operations in the near future.

It is unlikely that future product development activities would require many of the existing assets and the Company has therefore recorded a restructuring charge in the quarter ended September 30, 2004 to reduce property and equipment and inventory that it does not expect to sell to estimated realizable values. The Company also expects to implement some formal plan of discontinuing operations of its United Kingdom subsidiary which will impact the amounts of recorded liabilities in addition to the impairment of assets previously noted. No adjustments have been made to those liabilities pending final resolution of this matter.

The financial statements have otherwise been prepared on a going-concern basis which contemplates realization of assets, as adjusted, and satisfaction of liabilities and commitments in the normal course of business. Failure to obtain additional funding during November 2004 would likely result in discontinuing business as a going-concern. In either event, it is unlikely that the Company will be able to certify its compliance with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2004.

The Company’s aggregate cash balance (including the impact of restricted cash) decreased by approximately $947,000 during the nine months ended September 30, 2004 to $88,472. Primarily impacting the reduction in cash during the first half of 2004 was a net loss from operations excluding noncash items of $7.8 million, partially offset by net proceeds of $2.7 million from the issuance during the first and second quarters of Series F and Series G convertible preferred stock, respectively, and the receipt of escrowed proceeds of approximately $.7 million from the sale of the Company’s intermittent testing business.

Analysis of Changes in Cash Flows From Continuing Operations. Net cash used in continuing operating activities totaled $3,902,681 for the nine months ended September 30, 2004, compared to $3,164,076 for the same period in 2003. This was primarily the result of consolidated net losses from continuing operations each period adjusted by noncash items, amounting to $7.8 million and $5.6 million in 2004 and 2003, respectively.

Net cash provided by investing activities totaled $480,483 for the nine months ended September 30, 2004, compared to net cash provided in investing activities of $3,065,074 for the nine months ended September 30, 2003. Primarily impacting investing activities during the 2004 period was the receipt in March 2004 of escrowed proceeds approximating $720,000 from the Company’s sale of its intermittent testing business. Purchases of property and equipment partially offset the 2004 net increase in cash provided by investing activities and comprised the full use of cash during the same period in 2003.

Net cash provided by financing activities totaled $2,554,975 and $995,208 for the nine months ended September 30, 2004 and 2003, respectively. Financing activities in the current period were primarily impacted by the Company’s receipt in January 2004 and May 2004 of combined net proceeds of approximately $2.7 million in connection with the completion of its Series F and Series G convertible preferred stock financings. This was partially offset by principal payments on capital lease obligations. Financing activities in the prior year’s period stemmed primarily from the Company’s receipt in May 2003 of net proceeds of $1.2 million in connection with the completion of a Series E convertible preferred stock financing. This was partially offset by principal payments on borrowings and capital leases and payment of debt extension costs related to the modification of the Company’s convertible notes.

At September 30, 2004, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $132 million and $1.5 million, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $98.2 million thereafter). The Company’s foreign subsidiary also has a net operating loss carryforward of approximately $57.5 million, which can be carried forward indefinitely, subject to review by the governmental taxing authority.

Analysis of Changes in Cash Flows From Discontinued Operations. Net cash provided by discontinued operations totaled $557,052 for the nine months ended September 30, 2004, while net cash used in discontinued operations totaled $749,316 for the same period in 2003. Activity in the current period represents the release to the Company in late March 2004 of $713,000 of proceeds remaining in escrow from the sale of the intermittent testing business, reduced by $156,000 of related transaction costs. The use of cash during the prior year’s period primarily reflects the net loss before noncash items generated by the intermittent testing business during the period, partially offset by improvements in working capital.

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

The Company is also exposed to both market and interest rate risk in the actuarial valuation of its subsidiary’s defined benefit retirement plan. The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the December 31, 2002 valuation date, reflecting a $1.6 million and $2 million increase in the plan’s underfunded status relative to December 31, 2001 and 2000, respectively. This occurred due to an environment of weaker investment performance in the global markets over the prior two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan has improved as of the most recent valuation date of December 31, 2003 to approximately $2.5 million, and is expected to continue to improve over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan continues to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company has discontinued funding the Plan and is exploring options to satisfy plan obligations.

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

During the quarter ended September 30, 2004, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of the Company’s shareholders was held on September 30, 2004. At the meeting, the shareholders voted to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of all classes of stock from 105,000,000 to 205,000,000, and to increase the number of authorized shares of Common Stock, par value $.01 per share, from 100,000,000 to 200,000,000. This amendment was approved as follows: 24,914,627 votes “For,” 689,675 votes “Against” and 42,318 votes “Abstained.” Additionally, the Company’s shareholders voted to approve an amendment to the Company’s Certificate of Designations of Series F Convertible Preferred Stock to clarify the relative priority of such stock in the event of a liquidation.

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit		Method
No.		of Filing
3.1	Articles of Incorporation of the Company (as amended)	Filed herewith

4.1	Certificate of Designations of Series F Convertible Preferred Stock of the Company, as amended	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

DIAMETRICS MEDICAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Glen Winchell

W. Glen Winchell
Senior Vice President
and Chief Financial Officer
(and Duly Authorized Officer)

   Dated:  November 9, 2004