Form 10-K
period 2004-12-31
DIAMETRICS MEDICAL INC
filed 2005-05-05
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

DIAMETRICS MEDICAL, INC.

(Exact name of registrant as specified in its charter)

MINNESOTA	41-1663185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3050 Centre Pointe Drive, Suite 150
Roseville, Minnesota	55113
(Address of principal executive offices)	(Zip Code)

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

Yes ☑       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes ☐       No ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004, (the last business day of the Registrant’s second fiscal quarter) was approximately $8,400,000 (based upon the last sale price of such stock as quoted on the OTCBB ($0.24).

     As of May 2, 2005, the Registrant had 35,121,835 shares of Common Stock outstanding.

DIAMETRICS MEDICAL, INC.

Annual Report on Form 10-K
For the year ended December 31, 2004

PART I

Item 1. Business

Overview

     Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “Diametrics” in this Annual Report on Form 10-K are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its former subsidiary, Diametrics Medical, Ltd. (“DML”), or its subsidiary TGC Research Limited (“TGC”).

     From its inception in 1990 until September 2003, the Company developed, manufactured and distributed intermittent blood testing products based on electrochemical sensor technology. That business was located in Roseville, Minnesota. The Company had also acquired a continuous monitoring business in 1996. That business, known as Diametrics Medical, Ltd, operated as a wholly owned subsidiary of the Company until November 1, 2004, with operations located in High Wycombe, England. The Company’s continuous monitoring systems were based on fiber optic sensor technology which measured color changes optically via light transmitted through plastic fibers embedded with fluorescent dyes sensitive to chemicals in blood and tissue.

     Significant changes occurred in the business of Diametrics Medical, Inc. during the years ended December 31, 2003 and 2004. On September 29, 2003, the Company sold its intermittent blood testing business to International Technidyne Corporation (“ITC”). In October 2004, the Company discontinued its only other line of business, the manufacture and distribution of continuous blood and tissue monitoring products. At December 31, 2004, the only employees of the Company were its three officers and its only activities related to the planned start-up of a new product research project focused on the development of products aimed at continuous glucose monitoring and control in critically ill patients, based in part on information obtained during its previous business activities.

     The Company’s historical operations never produced net income or positive cash flow necessary to continue product and market development activities in either the intermittent and continuous blood testing lines of business. External fund raising efforts became increasingly more difficult, and the Board of Directors decided in early 2003 to dispose of one of its lines of business in order to focus all resources on the other line of business. The sale of the intermittent testing business, however, did not generate sufficient cash to meet all the product and market development requirements of the continuous monitoring business. Although those products represented the only continuous blood and tissue monitoring systems in the market, the medical procedures that utilized them had not become the standard of care and market growth was slow. The Company did succeed in raising additional capital for those efforts in January 2004 and May 2004, but its efforts to raise another round in late 2004 were unsuccessful and the lack of funds left the Board of Directors no choice other than ceasing operations at DML. On November 1, 2004, the Company terminated all of its employees in the United Kingdom and all but four of its employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of DML.

     In December 2004, the Company was able to raise additional funds through the issuance of $1.8 million of convertible debt and arranged an additional $1.2 million as part of the same financing agreements, if it met certain requirements for increasing its authorized shares and registering for resale shares of its common stock with the Securities and Exchange Commission. The funds raised in the first tranche are being used in preparation for a new product development project for continuous glucose monitoring started in early 2005.

     The Company did not meet all of the requirements for the second tranche, but has arranged an additional loan of $150,000 under the same terms as the first tranche to continue the new product planning process. Waivers of all events have been obtained with the understanding that certain filings with the Securities and Exchange Commission would be complete by May 31, 2005.

     The Company has created a new wholly-owned subsidiary in the U.K., TGC Research Limited, for the purpose of new product research and development, and a portion of the funds from the December 2004 financing were used to purchase certain equipment and intellectual property from the liquidator of DML in early 2005. TGC will focus initially on the development of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. The Company is aware that clinical practices in this area have changed dramatically in recent years. The Company believes that clinical evidence has conclusively demonstrated that maintaining patients within strict glycemic limits can dramatically reduce mortality, risk of infection and other complications, and represents a significant business opportunity. The Company believes its experience with in-vivo measurement systems positions it well to develop products that continuously monitor glucose in intensive care units.

     The Company will have to raise substantial additional funds to complete its product development activities, obtain regulatory clearance and implement a manufacturing and distribution plan.

     The results of operations for the intermittent testing business have been reported as discontinued operations for all periods presented in this report. Revenues of the intermittent testing business totaled $4.8 million for the year ended December 31, 2003, and $12.3 million for the year ended December 31, 2002. Net losses attributable to the intermittent testing business during the same periods totaled $2.1 million and $1.9 million, respectively. The carrying value of assets sold to ITC approximated $3 million and ITC assumed liabilities of the intermittent testing business totaling $669,000.

     The results of operations for the continuous monitoring business have also been reported as discontinued operations for all periods presented in this report. Revenues of the continuous monitoring business totaled $2.4 million, $3.1 million and $5.5 million, respectively for the three years ended December 31, 2004, 2003 and 2002. Net losses attributable to that business during those periods were $4.1 million, $6.2 million and $2.4 million, respectively.

     The Company’s principal executive office is located at 3050 Centre Pointe Drive, Suite 150, Roseville, Minnesota 55113, and its telephone number is (651) 639-8035. The Company’s website is located at www.diametrics.com. Its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available to the public free of charge as soon as reasonably practicable after such material is filed with the SEC.

RISK FACTORS

We may not be able to develop our new products successfully.

     Under our current business plan, our Company’s future success initially will be dependent upon our ability to successfully identify, develop, produce and market a new product line to continuously monitor blood glucose levels in critically ill hospitalized patients. However, the relevant technology is currently unproven and we may not be able to develop it through the necessary clinical trial phases.

     In developing these new product(s) we will be incurring all costs of development, market research, manufacturing, market development and sales and marketing expenses. Our success will be dependent on our ability to successfully accomplish these goals in a timely fashion. There can be no assurance that revenues, if any, from these new product(s) will be sufficient to recoup our expenses in developing and marketing any new product offerings. Moreover, there is no assurance that we can manufacture these new product(s) at a cost, or sell these product(s) at a price, that will result in an acceptable rate of return for the Company. Market acceptance of these new products may be slow or customers may not accept the new products at all. If we cannot successfully develop and market new product(s), our financial performance and results of operations will be adversely affected.

We may not be able to establish market acceptance for our new products.

     Market acceptance of our product(s) will depend, in part, on the capabilities and operating features of our product(s) compared to other alternatives available to critical care clinicians, our ability to convince the medical community of the clinical efficiency of our products, the timeliness of our product introductions and our ability to manufacture quality products profitability and in sufficient quantities. Failure of our products to gain market acceptance would have a material adverse effect on our business, financial condition and results of operations. Furthermore, even if there is growth in the markets for our products, there can be no assurance that we will participate in such growth.

We have received a qualified opinion from our independent auditors, have a history of operating losses, and may not achieve profitability sufficient to generate a positive return on your investment.

     We have incurred net operating losses since our inception. We have prepared our consolidated financial statements for the year ended December 31, 2004 on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm covering the December 31, 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. We incurred a consolidated net loss of $11,868,578 for the year ended December 31, 2004 and consolidated net losses of $8,479,145 and $7,531,016 for the years ended December 31, 2003 and 2002, respectively. For our discontinuing operations, we incurred net losses of $6,007,660, $6,409,951 and $4,232,424 for the years ended December 31, 2004, 2003 and 2002, respectively. Our accumulated deficit as of December 31, 2004 was $167,882,627. We expect to incur net operating losses at least through 2008.

     We do not have a history of operations with our proposed new product line and are, in many respects, subject to all the risks inherent in the establishment of a new business enterprise. You should view us as a start-up company with all the associated risks and uncertainties. Start-up companies frequently incur losses before achieving any degree of profitability and many of them never become profitable. Thus, our likelihood of success must be considered in light of the problems, delays, expenses and difficulties frequently encountered in connection with the launch of a new business, the utilization of new and developing technologies and the competitive and regulatory environment in which we intend to operate. We cannot assure you that we will ever generate substantial revenues or achieve profitability at a level sufficient to generate a positive return on your investment. If we are unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, we may be unable to execute our business plan and remain a going concern.

     We may be unable to raise additional funds or generate sufficient cash from operations to meet our future capital requirements and execute our business plan.

     Our long-term capital requirements for the development of our continuous glucose monitoring business will depend upon numerous factors, including the rate of market acceptance of our products; the level of resources devoted to expanding our business and manufacturing capabilities; and the level of research and development activities. Cash including restricted cash increased by $204,000 during the year ended December 31, 2004 to $1.1 million. Cash on hand at December 31, 2004 was expected to provide five to six months of funding as we developed plans for our new product development activities. An additional $150,000 was borrowed in May 2005 and additional amounts will likely be required to complete the planning process. We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business plan and expected operating performance. As part of this, we have delayed certain project spending and capital expenditures, and implemented other cost-cutting measures across all areas of our operations.

     We will be required to raise additional capital in order to sustain and fund our operations over the long term. Our initial projections indicated a need for $10 million to $15 million, which may be adjusted as we develop our business plan and evaluate further the need for costs of product enhancements and sales and marketing programs. We do not currently have any available lines of credit or other credit facilities and we are not certain that we can obtain financing or, if it is available, whether it will be on acceptable terms. We may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet our funding requirements. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. While we believe that we will be able to raise adequate funding to meet our operational requirements, there can be no assurance that adequate funds will be available when needed and on acceptable terms. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our business, reduce the scope of our operations or cease operations entirely.

     We may make additional strategic changes to our product portfolio but our strategic changes and restructuring programs may not yield the benefits that we expect.

     Since September 2003, we have divested or closed our two original product lines and businesses because they were not profitable and embarked on our new strategic plan of developing a new product line focused on continuous glucose monitoring. As necessary, we may make further changes to product lines and business plans. We also may make strategic acquisitions.

     The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition are unknown at this time. If we acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. In addition to these integration risks, if we acquire new businesses we may not realize all of the anticipated benefits of these acquisitions and we may not be able to retain key management, technical and sales personnel after an acquisition.

We face significant competition in the medical device industry that may have a negative impact on our potential market share.

     Our industry is characterized by rapidly evolving technology and intense competition. Many of our competitors have substantially greater capital resources, research and development staff and facilities than we do and many of these companies also have greater experience in research and development, obtaining regulatory approvals, manufacturing, and sales and marketing. We cannot assure you that our competitors will not succeed in developing or marketing technologies and products that are more effective or less expensive than ours and therefore make our products obsolete or noncompetitive. Although we anticipate that our new products may offer certain technological advantages over our competitors’ current products, earlier entrants in the market often obtain and maintain significant market share.

Our financial success will depend upon our ability to manage any growth in our business with limited resources.

     If we are successful in developing and marketing a continuous glucose monitoring product or other products, we may be required to expand our operations. Such expansion could result in new and increased responsibilities for our management personnel and place significant strain on our management, operating and financial systems and other resources. To accommodate any such growth and compete effectively, we may be required to implement improved information systems, procedures and controls, and to expand, train, motivate and manage our work force. Our future success will depend to a significant extent on the ability of our current and future management personnel to operate effectively both independently and as a group. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future operations.

We depend on patents and proprietary technology, that we may not be able to protect in a manner that will provide us any competitive advantage.

     Our success will depend in part on our ability to obtain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the intellectual property rights of others. The patent positions of medical device companies are uncertain and involve complex and evolving legal and factual questions. We cannot assure you that any of our future patent applications will result in issued patents; that any current or future patents will not be challenged, invalidated or circumvented; that the scope of any of our patents will exclude competitors; or that the patent rights granted to us will provide us any competitive advantage. In addition, we cannot assure you that our competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

     In addition to patents, we rely on trade secrets and proprietary knowledge that we seek to protect, in part through confidentiality agreements with employees, consultants and others. We cannot assure you that our proprietary information or confidentiality agreements will not be breached; that we will have adequate remedies for any breach; or that our trade secrets will not otherwise become known to or independently developed by competitors.

We may face intellectual property infringement claims, which would be costly to resolve and may exceed our financial resources to assert or defend our claim.

     There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and our competitors may resort to intellectual property litigation as a means of competition. Intellectual property litigation is complex and expensive and the outcome is difficult to predict. We cannot assure you that we will not become subject to patent infringement claims or litigation. Litigation or regulatory proceedings may also be necessary to enforce our patents or other intellectual property rights. We may not always have the financial resources to assert patent infringement suits or to defend ourselves from claims. An adverse result in any litigation could subject us to significant liabilities to, or require us to seek licenses from or pay royalties to, others. Furthermore, we cannot assure you that the necessary licenses would be available to us on satisfactory terms, if at all.

The demand for and price of our products may depend in part on uncertain government health care policies and reimbursement by third parties, and which could decline as a result of future health care reform.

     The willingness of hospitals or others to purchase our products may depend on the extent to which they limit their own capital expenditures due to existing or future cost reimbursement regulations. In addition, sales volumes and prices of our products in certain markets will depend in part on the level of reimbursement to hospitals for blood analysis from third-party payers, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. Third-party payers are increasingly challenging the pricing of medical procedures they consider unnecessary, inappropriate or not cost-effective. We cannot assure you that current reimbursement amounts, if any, will not be decreased in the future, and that any decrease will not reduce the demand for or the price of our products. Any federal or state health care reform measures could adversely affect the price of medical devices in the United States, including our products, or the amount of reimbursement available. We cannot predict whether any reform measures will be adopted or what impact they may have on us.

We must obtain and maintain regulatory approval in order to sell our products.

     Our business is regulated by the Food and Drug Administration. We will need to obtain pre-market notification clearances under Section 510(k) to market a continuous glucose monitoring system or other medical device products we develop. Obtaining FDA clearance can be a lengthy and expensive process with an uncertain outcome. A Section 510(k) clearance is subject to continual review and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. We will also market our products in several foreign markets. Requirements vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. Our manufacturing facilities will also be subject to FDA inspection on a periodic basis and we and our contract manufacturers will need to demonstrate compliance with current Quality System Regulations promulgated by the FDA. Violations of the applicable regulations at our manufacturing facilities or the manufacturing facilities of our contract manufacturers could prevent us from marketing our products.

International operations will expose us to additional risks that could have an adverse effect on our ability to market our products abroad.

     We expect that distributors would sell our products globally, including international markets, subject to receipt of required foreign regulatory approvals. We cannot assure you that such distributors would devote adequate resources to selling our products internationally. Doing business outside of the United States also exposes us to various risks that could have a material and adverse effect on our ability to market our products internationally, including:

•	changes in overseas economic and political conditions,

•	currency exchange rate fluctuations,

•	foreign tax laws, or

•	tariffs or other trade regulations.

     Our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or our products are sold. We may depend on foreign distributors and agents for compliance and adherence to foreign laws and regulations. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions, and may be unable to alter our business practices in time to avoid any adverse effects.

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and stock market rules are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment will require the commitment of significant resources. We expect these efforts to require the continued commitment of significant resources, both financial and managerial. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

     Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

     Although we currently qualify as a “non-accelerated filer” for purposes of filing required reports under the Securities Exchange Act of 1934, prior to December 31, 2004 we were deemed to be an “accelerated filer.” As a result, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004 we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

     In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We intended to utilize this 45 day extension. Because of the change in our independent auditors and the significant change in our business operations during 2004 and the resulting delay in the completion of our audit for the fiscal year ended December 31, 2004, we have not yet been able to complete the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and have not been able to meet the deadline currently imposed on us, potentially subjecting us to regulatory sanctions. We intend to provide the required management and auditor attestation reports in an amendment to our Form 10-K as soon as practicable. During the course of our testing, we may identify deficiencies which we may not be able to remediate adequately for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could drop.

     Our common stock is traded on the Over-the-Counter Bulletin Board which may result in reduced liquidity for our common stock.

     On July 1, 2003, we announced that we received a notice from The Nasdaq Stock Market indicating that the Nasdaq Listing Qualifications Panel determined to delist our common stock from The Nasdaq SmallCap Market effective July 2, 2003. Our common stock became immediately eligible to trade on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market, under the symbol “DMED.” Trading our common stock through the OTC Bulletin Board may be more difficult because of lower trading volumes, transaction delays and reduced security analyst and news media coverage. These factors could contribute to lower share prices and larger spreads in the bid and ask prices for our common stock. Trading of our common stock in an over-the-counter market may also attract a different type of investor in our common stock which may limit further our future equity funding options. Failure on our part to maintain our eligibility for trading on the OTCBB, such as for failure to timely file required reports under the Securities Exchange Act, may further reduce the liquidity of our common stock as well as result in an event of default under the terms of our outstanding convertible debt.

     Our stock price is volatile.

     As a result of the decline in our operations and the change in our business strategy, our stock price is highly volatile. For example, in the fifty-two weeks prior to December 31, 2004, the trading price of our common stock has ranged from a high of $0.54 per share to a low of $0.02 per share. Our stock price may be affected by a number of factors, such as:

•	our ability to develop a marketable product;

•	our cash liquidity and ability to raise additional funding;

•	adverse developments regarding the safety and efficacy of our products;

•	changes in reimbursement policies or medical practices;

•	clinical trial results;

•	product development announcements by us or our competitors;

•	regulatory matters;

•	intellectual property and legal matters; and

•	broader economic, industry and market trends unrelated to our performance.

     Our outstanding convertible debt, convertible preferred stock and warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

     We currently have approximately 600,000,000 shares of common stock reserved for issuance upon exercise or conversion of outstanding convertible notes, convertible preferred stock and warrants that were issued in conjunction with previous rounds of financing. The sale, or even the possibility of sale, of the shares underlying the convertible securities could have an adverse effect on the market price for our common stock or on our ability to obtain future public financing. Additionally, the potential for the issuance of substantial numbers of additional shares upon exercise of these convertible securities could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our convertible securities may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, if and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

     We have not in the past and do not intend in the foreseeable future to pay cash dividends on our common stock.

     We currently do not pay any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance our operations and for general corporate purposes.

Item 2. Properties

     The Company’s principal executive offices are located in Roseville, Minnesota, and consists of approximately 3,500 square feet of office space leased through November 2008. During the year ended December 31, 2004, the Company’s other principal properties were as follows:

		Approximate
		Square
Location of Property	Use of Facility	Footage	Lease Expiration Date
High Wycombe, United Kingdom	Manufacturing, process engineering and materials management	14,500	June 2005 (2)
High Wycombe, United Kingdom	Sales support, marketing and administration	5,500	May 2004 (1)
High Wycombe, United Kingdom	Research and development	6,000	April 2005 (2)
Malvern, Pennsylvania	Research and development	2,700	March 2007 (3)

(1)	Lease was terminated May 31, 2004 and a termination penalty of 30,000 British pounds sterling was subsequently paid.

(2)	Lease was terminated November 22, 2004 as part of the liquidation of Diametrics Medical, Ltd.

(3)	Space was vacated in 2004 and efforts undertaken to sublease for remainder of term. In addition, the Company is negotiating with the landlord for an early termination of the lease.

     The Company is evaluating facilities required for its projected future needs.

Item 3. Legal Proceedings

     The Company is currently not subject to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

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

2004	High	Low

First Quarter	$0.54	$0.29
Second Quarter	0.31	0.09
Third Quarter	0.29	0.10
Fourth Quarter	0.17	0.02

2003	High	Low

First Quarter	$1.94	$0.69
Second Quarter	1.40	0.54
Third Quarter	1.23	0.60
Fourth Quarter	0.86	0.26

     There were approximately 340 common shareholders of record and an estimated 4,800 shareholders holding stock in “street name” accounts as of December 31, 2004. The Company has not paid any stock dividends on its common stock since its inception and management does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The table below provides selected historical consolidated financial data for the Company as of and for the periods indicated, as derived from our audited historical consolidated financial statements. The data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management Discussion and Analysis of Results of Operations and Financial Condition” in this report. All amounts have been restated to reflect discontinued operations, as discussed in note 3 to the consolidated financial statements.

SELECTED THREE-YEAR FINANCIAL DATA

	Years ended December 31,
(in thousands, except share and per share amounts)	2004	2003	2002

Statement of Operations Data:
Revenue from continuing operations	$—	$—	$—
Operating loss	(1,666)	(2,387)	(2,988)
Loss from continuing operations	(4,971)	(2,069)	(3,299)
Loss from discontinued operations	(4,128)	(8,242)	(4,232)
Loss on liquidation of discontinued operations	(2,437)	—	—
Gain on sale of discontinued operations	557	1,832	—
Loss from discontinued operations	(6,008)	(6,410)	(4,232)
Net loss	(10,979)	(8,479)	(7,531)
Beneficial conversion feature	(1,946)	(959)	—
Deemed dividend on preferred stock	(1,211)	—	—
Net loss available to common shareholders	(14,136)	(9,438)	(7,531)
Net loss per share from continuing operations	(0.26)	(0.11)	(0.12)
Loss from discontinued operations	(0.13)	(0.31)	(0.16)
Loss on liquidation of discontinued operations	(0.08)	—	—
Gain on sale of discontinued operation	0.02	0.07	—
Loss from discontinued operations	(0.19)	(0.24)	(0.16)
Net loss available to common shareholders	$(0.45)	$(0.35)	$(0.28)
Weighted average shares outstanding	31,396,653	26,967,708	26,816,130

	As of December 31,
	2004	2003	2002
Balance Sheet Data:
Working capital (deficit) from continuing operations	$(331)	$(417)	$7,597
Net assets (liabilities) of discontinued operations	(69)	185	7,940
Total assets	1,256	5,193	13,451
Long-term liabilities	988	5,632	7,300
Shareholders’ equity (deficit)	$(1,209)	$(5,871)	$(671)

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K of Diametrics Medical, Inc. for the year ended December 31, 2004 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

OVERVIEW

     The focus of the Company has changed significantly over the past 18 months. On November 1, 2004, we terminated all of our employees in the United Kingdom and all but four of our employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of the Company’s wholly-owned subsidiary in the United Kingdom, Diametrics Medical Limited (“DML”). The Company subsequently created a new, wholly-owned subsidiary in the United Kingdom, TGC Research Limited (“TGC”), which acquired certain equipment and intellectual property from the liquidator of DML in early 2005.

     TGC will become a research and development organization which will focus initially on the development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting at the point-of-patient care. During the past three years, clinical practice patterns in intensive care units around the world have changed dramatically. Clinical evidence, we believe, has conclusively demonstrated that maintaining patients within strict glycemic limits (a clinical practice known as tight glycemic control) can dramatically reduce mortality, risk of infection and other complications. We believe that optimal glycemic control can only be achieved by the continuous monitoring of glucose, a measurement modality that is not currently available in intensive care units. We believe that clinically accurate glucose measurements can only be achieved by in-vivo measurement. Our new focus will be to develop a product system that will effectively and accurately measure, on a continuous basis, glucose in the critically ill patient. We expect this product offering will allow clinicians around the world to maintain tight glycemic control in this patient population, which we believe, represents a significant business opportunity.

     From October 2003 to November 1, 2004, we developed, manufactured and distributed blood and tissue monitoring systems that provided continuous diagnostic information at the point-of-patient care. That business, known as Diametrics Medical, Ltd., was acquired in late 1996 and operated as a wholly-owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England. Blood and tissue analysis is an integral part of patient diagnosis and treatment and timely access to certain measurements is critical to effective patient care. We believed that use of our systems would result in more timely decisions by providing accurate and continuous test results at the patient’s bedside, thereby reducing the time spent in critical care settings. Our monitoring systems had also recently been used in several biotech applications to provide continuous measurement of environments surrounding cell research and growth. Most of those utilizations had been on a trial basis, although others had generated revenue from systems and sensor sales.

     We marketed and distributed our TrendCare products through a direct sales force in the United States, the United Kingdom and Germany and through nonexclusive third-party distributors in various other countries. We distributed our Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc., a Johnson & Johnson Company (“Codman”), under an exclusive worldwide distribution agreement.

     Our primary line of business from our inception in 1990 through September 2003 was the development, manufacture and distribution of intermittent blood testing products. That line of business, which comprised 66% and 57% of consolidated revenues for the years ended December 31, 2003 and 2002, respectively, was sold in late September 2003 to International Technidyne Corporation (“ITC”), a wholly owned subsidiary of Thoratec Corporation, for approximately $5.2 million in cash and the assumption of certain liabilities, including $583,000 in trade payables. Of the cash payment, $758,000 was placed in escrow by ITC for 180 days to cover any shortfall in collected receivables or any indemnification claims. In late March 2004, sales proceeds of $713,000 remaining in escrow were released to the Company.

     The results of operations for the intermittent testing business have been reported as discontinued operations for all periods presented in this report. Revenues of the intermittent testing business totaled $4.8 million for the year ended December 31, 2003, and $12.3 million for the year ended December 31, 2002. Net losses attributable to the intermittent testing business during the same periods totaled $2.1 million and $1.9 million, respectively. The carrying value of assets sold to ITC approximated $3 million and ITC assumed liabilities of the intermittent testing business totaling $669,000.

     The results of operation for the continuous monitoring business have also been reported as discontinued operation for all periods presented in this report. Revenues of the continuous monitoring business totaled $2.4 million, $3.1 million and $5.5 million, respectively for the three years ended December 31, 2004. Net losses attributable to that business during those periods were $4.1 million, $6.2 million and $2.4 million, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies (more fully described in notes to the consolidated financial statements), the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent degree of uncertainty.

     Debt and Equity Instruments. On December 15, 2004, the Company borrowed $1,800,000 under Convertible Senior Secured Notes due December 15, 2007 (the Convertible Senior Notes). Principal and interest are payable in cash or registered shares over a 32-month period beginning 120 days after closing. The subscribers also received warrants to purchase up to 45,000,000 shares of the Company’s common stock at an exercise price of $0.025. The warrants expire on December 15, 2009.

     The Company determined the relative fair value of the debt was $2,627,588 and $1,549,818 for the warrants. The Company allocated $1,018,980 and $601,020 of the net proceeds totaling $1,620,000 to the debt and warrants, respectively. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Convertible Senior Notes, which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature of $1,018,980 was limited to the amount allocated to the debt. $16,010 of the beneficial conversion feature was amortized into interest expense for the year ended December 31, 2004.

     The relative fair value of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 116%, expected life of 5 years, risk free interest rate of 3.53% and no dividends.

     The subscribers received a first lien on all of the assets of the Company. The holders of the Company’s previously issued convertible senior secured fixed rate notes due August 4, 2005 (the Convertible Subordinated Notes), consented to the new financing and the subordination of their secured position to a second lien on all of the assets of the Company in consideration for an amendment of the conversion price of the Convertible Subordinated Notes to $0.02 per share and the amendment of the exercise price of their outstanding warrants to purchase up to 4,255,837 shares of the Company’s common stock to $0.025 per share. See below for the recording of the amendment to the Convertible Subordinated Notes.

     Stock warrants outstanding to purchase up to 17,555,589 shares of the Company’s common stock, issued in connection with the Company’s Series E, F and G preferred stock financing, were also amended to reduce the exercise price thereof to $0.025 per share, of which certain warrants outstanding to purchase up to 12,000,000 shares of the Company’s common stock were further amended to reduce the exercise price thereof to $0.01 per share. See note 6 for discussion related to the accounting for the modification of these warrants. The reductions in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors and the issuance of new warrants to purchase 12,000,000 additional shares of common stock resulted in a deemed dividend on the Series E, F and G preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,211,247. Similar to the beneficial conversion features, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

     The Company classified the warrants issued in connection with the Series E, F and G preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

     During the second quarter 2003, the Company completed the renegotiation of the terms of its Convertible Subordinated Notes and completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock. Both transactions also included the issuance of warrants for the purchase of the Company’s common stock. The accounting for these debt and equity related transactions was complex and required the Company to make certain judgements regarding their accounting treatment. The Company’s significant conclusions related to these transactions included: 1) the accounting applicable to the modification of the convertible notes falls primarily under the treatment prescribed by EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments,” 2) the determination of the respective fair values to use as a basis for recording the carrying values of the convertible notes, Series E preferred stock and warrants issued in connection with each transaction and 3) the classification of the warrants as equity versus debt based upon an assessment under EITF 00-19 of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants.

     On January 16, 2004, the Company completed the sale of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to the Company of $1.5 million. Each share of preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock for the five consecutive trading days preceding the conversion date, but at an exercise price of no more than $.25 per share and no less than $.20 per share. In accordance with the terms of the Series F preferred stock agreement, the floor conversion price was reduced to $.15 per share effective June 30, 2004, due to the Company’s inability to achieve a six-month cash flow projection through that date. Five-year warrants were also issued to purchase an aggregate of 6,000,000 shares of the Company’s common stock at the lower of $.35 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 trading days immediately preceding the exercise date. The ceiling exercise price on the Series F warrants was reduced from $.35 to $.11 per share in connection with the Series G preferred stock financing transaction completed in May 2004.

     Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity in the first quarter 2004. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $665,994 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the calculation for the year ended December 31, 2004.

     On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The minimum exercise price was decreased automatically to $.03 per share after the shareholders of the Company authorized an increase in common stock from 100 million shares to 200 million shares on September 7, 2004.

     As part of this financing, the Company issued three-year warrants (“Series G warrants”) to the purchasers of the Series G preferred stock. Those warrants entitle the holders to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or the average of the lowest ten inter-day closing prices of the Company’s common stock during the ten trading days preceding the exercise date. The Company also issued three-year warrants to investors in the Company’s Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share.

     In connection with the Series G financing, the holders of the Company’s Convertible Subordinated Debt agreed to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share. Accounting for these transactions required a review of several criteria, including assessment of the treatment of the beneficial conversion feature associated with the Series G preferred stock, an assessment of the classification as debt or equity of the warrants issued in connection with the Series G preferred stock financing, an assessment of the impact of the changes in the exercise and ceiling exercise prices, as applicable, of the common stock warrants previously issued to the note holders and the Series E and Series F preferred stock investors and an assessment of the treatment of the fair value associated with the new warrants issued to the Series E and Series F preferred stock investors.

     Additionally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share.

     The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Series G preferred stock, which is required to be treated as a deemed dividend to preferred shareholders. The Company allocated the net investor proceeds of $1,445,000 from the issuance of the Series G convertible preferred stock to the preferred stock and Series G warrants based upon their relative fair values. The fair value allocated to the Series G warrants of $68,205 was recorded as equity. The fair value allocated to the preferred stock of $1,376,795 and the original conversion terms were used to calculate the value of the beneficial conversion feature of $1,067,650 at the date of issuance of the Series G preferred stock. The $1,067,650 was charged to retained earnings with the offsetting credit to additional paid-in-capital. The Company treated the beneficial conversion feature of $1,067,650 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders”. As a result of the decrease in the conversions rate to $.03 per share, the Company increased the value of beneficial conversion feature to $1,280,216 which was limited to the amount of proceeds allocated to the Series G preferred stock. Additionally, the Company treated the beneficial conversion feature of $1,280,216 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

     Revenue Recognition and Accounts Receivable. Effective July 1, 2003, the Company adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the measurement and allocation of revenue from sales undertakings to deliver more than one product or service. Sales of the Company’s hardware and disposable sensors were priced and sold separately and had readily determined fair market values based upon sales histories of these products. As such, the hardware and disposable sensors have stand-alone value to the customer. Sales to distributors and existing end-user customers were specifically priced for each product and had no right of return, except for standard warranty provisions. Revenue was recognized upon shipment of products to distributors and direct customers or, in the case of trial monitors placed directly with end-user customers, upon the customer’s acceptance of the product. Sales to new direct end-user customers requires training on the products during a product evaluation period completed prior to the customer making the purchase. Revenue for these sales transactions was recognized when the purchase was made at the end of the evaluation period.

     Many of the Company’s distribution agreements governing the terms of sales transactions with its European and Asian distributors provided for retention of title to products delivered to such distributors until the distributor made payment to allow the Company to recover the products in the event of distributor defaulted on payment. The agreements provided for this protection because the laws of the countries in which the distributors conducted business did not provide for a seller’s retention of a security interest in goods in the same manner as established in the U.S. Uniform Commercial Code. The Company recognized revenue on sales transactions governed by such distributor agreements upon delivery of the products, which may occur prior to receipt of payment and the transfer of title. This treatment is permitted under SEC Staff Accounting Bulletin (“SAB”) No. 104 – “Revenue Recognition,” as all other revenue recognition criteria outlined in SAB No. 104 had been met and the only rights the Company retained with the title in such transactions were those enabling recovery of the products in the event of distributor payment default. The Company did not retain any other rights of ownership, such as the ability to direct the disposition of the products sold, rescind the transaction or prohibit the distributor from moving, selling or otherwise using the goods in the normal course of business.

RESULTS OF OPERATIONS

2004 Compared to 2003

     Revenue and Cost of Revenue. As a result of discontinued operations, the Company has no revenue or cost of sales related to continuing operations.

     Operating Expenses. Total operating expenses for the year ended December 31, 2004 totaled $1,665,794, a decrease of $721,288 or 30% relative to 2003. The decrease in expense reflects the Company’s reduction in expenditures as operations declined. All operating expenses were related to corporate level activities as all selling and research and development expenditures were reclassified to discontinued operations.

     Other Income (Expense). The significant changes between periods in net other income and expense occurred primarily as a result of the accounting treatment for the issuance of additional debt and the modification of debt. The expensing of the beneficial conversion feature related to the Convertible Senior Secured Notes resulted in the recognition of $16,010 of interest expense and the modification of the Convertible Subordinated Debt resulted in a loss $1,670,683 in 2004. Total accretion on notes payable in 2004 was $1,206,884 compared to $632,143 in 2003. Modification of the Company’s Convertible Subordinated Debt in April 2003, resulted in recognition of a $1,500,000 gain during the second quarter 2003.

     Discontinued Operations. On October 4, 2004, the Company concluded that it was no longer able to fund the operations of DML. The Directors of DML then ceased all operations in the U.K. and, effective November 1, 2004 terminated all of our employees there. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of Director approval, which occurred on October 4, 2004. As prescribed by SFAS No. 144, the Company began reporting the results of operations of DML as discontinued operations effective as of the year ended December 31, 2004 for all periods presented. Upon DML entering liquidation in November, the Company recorded a loss of $2.4 million.

     The operations of the Company’s continuous monitoring business, reflected in discontinued operations, reported a net loss of $4,127,982, $6,170,974, and $2,368,005 for the years ended December 31, 2004, 2003 and 2002 respectively. The decrease in net loss from 2003 to 2004 is primarily the result of restructuring that took place in 2003. The increase in net loss from 2002 to 2003 is primarily the result of a reduction in revenues and an increase in sales and marketing expenses as the Company expended its distribution channels after the termination of the exclusive agreement with Philips Medical Systems.

     Net Loss / Net Loss Available to Common Shareholders. The Company’s reported consolidated net loss in 2004 of $10,978,828 was further adjusted by a $1,946,210 charge for a beneficial conversion feature and $1,211,247 for deemed dividend on preferred stock to arrive at “net loss available to common shareholders” of $14,136,285, which is used in the numerator in the loss per share calculation. This occurred as a result of the application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Series F and G preferred stock. The beneficial conversion feature – preferred stock dividend for Series F and G was $665,994 and $1,280,216, respectively.

     Subsequent to the preferred stock financings described above, the exercise price of the warrants issued with the preferred stock were adjusted downward during 2004 as a result of the issuance of the Series G financing and the new Convertible Senior Notes. In addition new warrants to purchase 12,241,608 shares of common stock were issued to the Series E and Series F investors as a result of the Series G financing. The new Convertible Senior Note financing reduce the exercise price of warrants to purchase 5,555,589 shares of common stock to $.025 per share and warrants to purchase 12,000,000 shares of common stock to $.01 per share. The reductions in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors and the issuance of new warrants to purchase additional shares of common stock resulted in a deemed dividend on the Series E, F and G preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,211,247. Similar to the beneficial conversion features discussed above, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

2003 Compared to 2002

     Revenue and Cost of Revenue. As a result of discontinued operations, the Company has no revenue or cost of sales related to continuing operations.

     Operating Expenses. Total operating expenses from continuing operations decreased by $601,831 or 20% from 2002 to 2003. The decrease in expense reflects the Company’s reduction in expenditures as operations declined. All operating expenses were related to corporate level activities as all selling and research and development expenditures were reclassified to discontinued operations.

     Interest and Other Income / Expense. The Company realized interest income of $15,878 in 2003 compared to $86,441 in 2002. The year-to-year declines reflect the impact of lower average cash and investment balances and lower average interest rates.

     The gain on modification of convertible notes in 2003 occurred as a result of the accounting treatment for the modification of the Company’s Convertible Subordinated Notes, which resulted in the recognition as other income in the second quarter 2003 of a $1,500,000 gain. The modified notes and associated warrants were recorded at their individual estimated fair values of $5,000,000 and $800,000, respectively. The $7,300,000 carrying value of the original notes was retired, and the residual amount of $1,500,000 was reflected as a gain on the transaction. Prior to the additional modification to the Convertible Subordinated Notes, the Company was accreting the initial $5,000,000 carrying value of the modified notes to their redemption value of $7,300,000 using the effective interest method over the remaining term of the modified notes, which would have resulted in the recording of $2,300,000 of additional interest expense over this period. Accordingly, the accretion of the convertible notes balance resulted in an additional charge to interest expense of $632,143 in 2003, partially offsetting the gain.

     Interest expense totaled $1,262,307 in 2003, compared to $545,976 in 2002. The significant increase in interest expense in 2003 primarily reflects the recognition of additional interest expense of $632,143 for the accretion of the convertible notes discussed above, the amortization of extension costs associated with the Company’s convertible notes and the impact of higher average interest rates on capital lease obligations entered into in late 2002 and early 2003.

     Discontinued Operations. On October 4, 2004 the Company concluded that it was no longer able to fund the operations of DML. The Directors of DML then ceased all operations in the U.K. and, effective November 1, 2004, terminated all of its employees there. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of Director approval, October 4, 2004. As prescribed by SFAS No. 144, the Company began reporting the results of operations of DML as discontinued operations effective as of the year ended December 31, 2004 for all periods presented. Upon DML entering liquidation in November, the Company recorded a loss of $2.4 million.

     On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to ITC. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million.

     The operations of the Company’s intermittent testing business, reflected in discontinued operations, reported a net loss of $2,071,036 and $1,864,469 for the years ended December 31, 2003 and 2002 respectively. The increase in net loss is primarily the result of a reduction in revenues and an increase in sales and marketing expenses, both stemming from the termination of the exclusive agreement with Philips and the resulting transition to expanded distribution channels.

     Net Loss / Net Loss Available to Common Shareholders. The Company’s reported consolidated net loss in 2003 of $8,479,145 was further adjusted by a $958,962 charge for a beneficial conversion feature to arrive at “net loss available to common shareholders” of $9,438,107, which is used in the numerator in the loss per share calculation. This occurred as a result of the required accounting treatment of the Company’s issuance of $1.5 million of Series E convertible preferred stock and associated warrants in May 2003. As further discussed in note 6 to the consolidated financial statements, the Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 for the preferred stock and warrants, respectively, were recorded as equity. The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital.

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

     At December 31, 2004, the Company had negative working capital of approximately $331,000, compared with negative working capital of approximately $417,000 at December 31, 2003, after restatement of the balance sheet for the impact of discontinued operations. Cash of $1,096,000 represented 87% of total current assets at December 31, 2004. Current liabilities of $1,477,000 at that date consisted primarily of $1,355,000 in accounts payable and accrued expenses and $28,000 in current maturities of long-term debt. The Company used the net proceeds from $1,800,000 of Convertible Senior Notes funded on December 15, 2004, after banking, legal and accounting fees related to that financing, to pay certain critical liabilities. Others have been negotiated or are being paid over several months.

     Net losses for the years ended December 31, 2004 and 2003 were $10,979,000 and $8,479,000 respectively, after losses related to discontinued operations of $6,008,000 and $6,410,000. In addition, charges were recorded for a deemed preferred stock dividend related to beneficial conversion features of $1,946,000 in 2004 and $959,000 in 2003 and a deemed dividend of $1,211,000 on preferred stock in 2004.

     During 2004, the Company received net proceeds of $1,620,000 from borrowings and $2,611,000 from sales of preferred stock. These proceeds were used primarily to fund net requirements for continuing operating activities in the amount of $1,351,000 and requirements for discontinued operations in the amount of $1,947,000. The net increase in cash compared with net decreases of $3,736,000 in 2003 and $3,233,000 in 2002. The most significant sources of funds in 2003 were $4,153,000 net proceeds, including gain from the sale of discontinued operations and $596,000 from sales of preferred and common stock, less mandatory redemptions. Continuing operations used $3,648,000 in 2003 and provided $618,000 in 2002.

     The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. Cash on hand at December 31, 2004 was expected to provide five to six months of funding as the Company developed plans for its new product development activities. An additional $150,000 was borrowed on May 2, 2005 and additional amounts will likely be required to complete that planning. After receipt of the $150,000 in May 2005, the Company had available funds of $250,000. Operations used about $100,000 in April 2005 and it is expected that requirements will be similar in future months, excluding incremental accounting, auditing and legal fees related to filings with the Securities and Exchange Commission and any initial new product development costs.

     The Company’s long-term capital requirements for the development of its new products will depend upon numerous factors, including the rate of market acceptance of the Company’s products and the level of research and development activities. It is presently anticipated that such activities will require from $10 to $15 million. While there can be no assurance that adequate funds will be available when needed, or on acceptable terms, management believes that the Company will be able to raise adequate funding to meet its operational requirements. If the Company is unable to raise an adequate level of additional capital or generate sufficient cash flows from operations, the Company’s ability to execute its business plan and remain a going concern will be significantly impaired.

     Net cash provided by financing activities totaled $4,246,000 in 2004, an increase over the $514,000 of net cash provided financing activities in 2003. Financing activities in 2004 related to the issuance of $1,620,000 net of cash discounts for the Convertible Senior Notes in December 2004 and two rounds of preferred stock offerings which totaled $2,611,000 after offering costs which occurred in January 2004 and May 2004.

     Income Tax Carryforwards. At December 31, 2004, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $139,500,000 and $1,493,000, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $100 million thereafter).

Disclosure of Contractual Obligations

     In late 1996 the Company entered into a long-term debt obligation consisting of a $7.3 million senior secured fixed rate loan note issued to Pfizer Inc. in connection with the Company’s acquisition of DML. Proceeds from the issuance in August 1998 of $7.3 million of Convertible Subordinated Notes, issued in conjunction with a private equity placement, were simultaneously used to retire the $7.3 million Pfizer note. Payments on the Company’s contractual obligations, consisting of debt, capital leases and operating leases are summarized below:

	Year ending December 31
	2005	2006	Thereafter	Total
Long-term debt (1)	$—	$—	$10,075,028	$10,075,028
Operating leases	103,147	104,014	121,202	328,363
Long Term Notes	582,737	763,453	706,078	2,052,268

Total contractual obligations	$685,884	$867,467	$10,902,308	$12,455,659

(1)	Amounts include principal and interest.

     NEW ACCOUNTING PRONOUNCEMENTS

     EITF Issue No. 03-01, “Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments,” addresses both qualitative and quantitative disclosures required for marketable equity and debt securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The disclosure requirements are effective for fiscal years ending after December 15, 2003. EITF Issue No. 03-01 did not have a material impact on the Company’s financial statements.

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

     In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which replaces the original issuance of FASB Interpretation No. 46 in January 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of this standard did not have a significant impact on the consolidated financial statements.

Item 7.a. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, TGC, are translated into U.S. dollars for consolidation. The Company is presently considering certain product development contracts with European based businesses. Such contracts would likely be denominated in Euros which would also create market risk as funds were transferred from the U.S. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling.

     As a result of fluctuations of the British pound sterling to the U.S. dollar in 2003, the Company’s reported consolidated net loss for 2003 increased in excess of $400,000 relative to 2002. The effect of foreign exchange rate fluctuations on the Company’s financial results for 2002 was not material. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s debt obligations as of December 31, 2004 bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

Item 8. Financial Statements and Supplementary Data

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Diametrics Medical, Inc.
Roseville, Minnesota

We have audited the accompanying consolidated balance sheet of Diametrics Medical, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diametrics Medical, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
April 28, 2005 (except as to Note 17, as to which the date is May 2, 2005)

Consolidated Statements of Operations

	Years ended December 31,
Diametrics Medical, Inc. and Subsidiary	2004	2003	2002
Revenue:
Product revenue	$—	$—	$—
Other revenue	—	—	—

Total revenue	—	—	—

Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	1,665,794	2,387,082	2,484,913
Restructuring and other charges	—	—	504,000

	1,665,794	2,387,082	2,988,913

Operating loss	(1,665,794)	(2,387,082)	(2,988,913)

Interest income	8,170	15,878	86,441
Interest expense	(1,615,371)	(1,138,388)	(370,643)
Gain (loss) on modification of convertible notes	(1,670,683)	1,500,000	—
Other expense, net	(27,490)	(59,602)	(25,427)

Loss before discontinued operations	(4,971,168)	(2,069,194)	(3,298,542)

Discontinued operations:
Loss from discontinued operations	(4,127,982)	(8,242,010)	(4,232,474)
Loss on liquidation of discontinued operation	(2,436,730)	—	—
Gain on sale of discontinued operations	557,052	1,832,059	—

Loss from discontinued operations	(6,007,660)	(6,409,951)	(4,232,474)

Net loss	(10,978,828)	(8,479,145)	(7,531,016)
Beneficial conversion feature—preferred stock dividend	(1,946,210)	(958,962)	—
Deemed dividend on preferred stock	(1,211,247)	—	—

Net loss available to common shareholders	$(14,136,285)	$(9,438,107)	$(7,531,016)

Basic and diluted net loss per common share available to common shareholders:
Loss from continuing operations	$(0.26)	$(0.11)	$(0.12)
Discontinued operations:
Loss from discontinued operations	(0.13)	(0.31)	(0.16)
Loss on liquidation of discontinued operation	(0.08)	—	—
Gain on sale of discontinued operations	0.02	0.07	—

Loss from discontinued operations	(0.19)	(0.24)	(0.16)

Net loss available to common shareholders	$(0.45)	$(0.35)	$(0.28)

Weighted average common shares outstanding	31,396,653	26,967,708	26,816,130

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	December 31,
Diametrics Medical, Inc. and Subsidiary	2004	2003
Assets

Current assets:
Cash and cash equivalents	$1,095,800	$170,692
Restricted cash	—	720,169
Prepaid expenses and other current assets	24,815	181,116
Assets of discontinued operations	25,017	3,942,037

Total current assets	1,145,632	5,014,014

Property and equipment, net	3,171	93,751

Other assets, net	107,226	85,234

	$1,256,029	$5,192,999

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$636,055	$465,021
Accrued expenses	718,784	483,092
Deferred credits and revenue	—	726,359
Convertible senior secured fixed rate notes	28,281	—
Liabilities of discontinued operations	93,677	3,756,961

Total current liabilities	1,476,797	5,431,433

Long-term liabilities:
Convertible subordinated debt	988,106	5,632,142

Total liabilities	2,464,903	11,063,575

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $.01 par value: 5,000,000 shares authorized, 25,000 shares issued and outstanding at December 31, 2004 and 7,500 shared issued and outstanding at December 31, 2003, respectively (Liquidation preference of preferred shares is $2,500,000 at December 31, 2004)	250	75
Common stock, $.01 par value: 200,000,000 shares authorized, 35,121,835 and 27,456,209 shares issued and outstanding at December 31, 2004 and 2003, respectively	351,218	274,562
Additional paid-in capital	165,432,535	150,612,474
Accumulated deficit	(166,992,877)	(152,856,593)
Deferred compensation	—	(93,699)
Accumulated other comprehensive loss	—	(3,807,395)

Total shareholders’ equity (deficit)	(1,208,874)	(5,870,576)

	$1,256,029	$5,192,999

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss

					Additional			Accumulated other	Total	Total
	Preferred	Common	Preferred	Common	paid-in	Accumulated	Deferred	comprehensive	shareholders’	comprehensive
Diametrics Medical, Inc. and Subsidiary	Shares	Shares	stock	stock	capital	deficit	compensation	income (loss)	equity (deficit)	loss

Balance, December 31, 2002	—	27,165,336	$—	$271,653	$148,479,677	$(143,418,486)	$(652,896)	$(4,009,052)	$670,896

Net loss	—	—	—	—	—	(8,479,145)	—	—	(8,479,145)	$(8,479,145)
Foreign currency translation adjustment	—	—	—	—	—	—	—	192,818	192,818	192,818
Minimum pension liability	—	—	—	—	—	—	—	8,839	8,839	8,839

Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	(8,479,145)	—	201,657	—	$(8,277,488)

Cancellation of restricted stock	—	(87,480)	—	(875)	(217,826)	—	218,701	—	—
Amortization of deferred compensation under restricted stock plan	—	—	—	—	—	—	340,496	—	340,496
Issuance of preferred stock	15,000	—	150	—	1,205,120	—	—	—	1,205,270
Beneficial conversion value of preferred stock	—	—	0	—	958,962	(958,962)	—	—	—
Redemption of preferred stock	(7,500)	—	(75)	—	(749,925)	—	—	—	(750,000)
Valuation of warrants issued in connection with extension of convertible subordinated debt	—	—	—	—	800,000	—	—	—	800,000
Exercise of warrants to common stock	—	330,751	—	3,308	112,455	—	—	—	115,763
Issuance of common stock under employee stock purchase plan	—	47,602	—	476	24,011	—	—	—	24,487

Balance, December 31, 2003	7,500	27,456,209	$75	$274,562	$150,612,474	$(152,856,593)	$(93,699)	$(3,807,395)	$(5,870,576)

Net loss	—	—	—	—	—	(10,979,828)	—	—	(10,979,828)	$(10,979,828)
Foreign currency translation adjustment	—	—	—	—	—	—		904,015	904,015	904,015
Minimum pension liability	—	—	—	—	—	—	—	2,903,380	2,903,380	2,903,380

Comprehensive loss for the year ended December 31, 2004	—	—	—	—	—	(10,979,828)	—	3,807,395		$(7,171,433)

Amortization of deferred compensation under restricted stock plan	—	—	—	—	—	—	93,699	—	93,699
Conversion of preferred stock	(12,500)	5,983,509	(125)	59,835	(59,710)	—	—	—	—
Issuance of preferred stock	30,000	—	300	—	2,610,813	—	—	—	2,611,113
Beneficial conversion value of preferred stock				—	1,946,210	(1,946,210)			—
Valuation of warrants issued in connection with extension of convertible subordinated debt	—	—	—	—	193,322	—	—	—	193,322
Valuation of warrants issued in connection with issuance of convertible senior secured notes	—	—	—	—	601,020	—	—	—	601,020
Beneficial conversion value related to convertible senior secured notes	—	—	—	—	1,018,980	—	—	—	1,018,980
Beneficial conversion value related to convertible subordinated debt	—	—	—	—	7,300,000	—	—	—	7,300,000
Deemed dividend related to the valuation of change in warrant exercise price and issuance of additional to preferred stockholders	—	—	—	—	1,211,247	(1,211,247)	—	—	—
Exercise of warrants to common stock	—	1,682,117	—	16,821	(1,821)	—	—	—	15,000

Balance, December 31, 2004	25,000	35,121,835	$250	$351,218	$165,432,535	$(166,992,877)	$—	$—	$(1,208,874)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31,
Diametrics Medical, Inc. and Subsidiary	2004	2003	2002
Cash flows from operating activities:
Net loss	$(10,978,828)	$(8,479,145)	$(7,531,016)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Loss from discontinued operations	4,127,982	8,479,145	4,232,474
Gain on sale of discontinued operations	(557,052)	—	—
Loss on liquidation of discontinued operations	2,436,730	—	—
Depreciation and amortization	45,386	208,669	999,305
Loss (gain) on modification of convertible subordinated notes	1,670,683	(1,500,000)	—
Accretion of convertible notes	1,206,884	632,142	—
Stock-based compensation	93,699	340,496	230,270
Loss on disposal of property and equipment	46,532	145,156	12,150
Changes in operating assets and liabilities (net of operations sold):
Prepaid expenses and other current assets	156,301	9,683	(14,037)
Accounts payable	171,034	(131,675)	48,483
Accrued expenses	235,692	(3,359,699)	2,639,972
Deferred credits and revenue	(6,190)	7,436	—

Net cash provided by (used in) continuing operating activities	(1,351,147)	(3,647,792)	617,601

Cash flows from investing activities:
Purchases of property and equipment	(1,337)	(80,628)	(168,896)
Proceeds from maturities of marketable securities	—	—	749,141
Net proceeds from sale of discontinued operations	—	4,153,938	—
Proceeds from sale of discontinued operations placed in escrow	—	(720,169)	—
Deferred gain on sale of discontinued operations	—	718,923	—
Other	(21,992)	2,772	—

Net cash provided by (used in) investing activities	(23,329)	4,074,836	580,245

Cash flows from financing activities:
Redemption of preferred stock	—	(750,000)	—
Principal payments on borrowings	—	—	(156,636)
Convertible subordinated debt extension costs	—	(81,306)	—
Proceeds from borrowings	1,620,000	—	31,240
Net proceeds from issuance of preferred stock	2,611,113	1,205,270	—
Net proceeds from issuance of common stock	15,000	140,250	83,059

Net cash provided by (used in) financing activities	4,246,113	514,214	(42,337)

Net cash used in discontinued operations	(1,946,529)	(4,677,180)	(4,388,216)

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Net increase (decrease) in cash and cash equivalents	925,108	(3,735,922)	(3,232,707)

Cash and cash equivalents at beginning of year	170,692	3,906,614	7,139,321

Cash and cash equivalents at end of year	$1,095,800	$170,692	$3,906,614

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$479,089	$545,976

The accompanying notes are an integral part of these consolidated financial statements.

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of the Business. Diametrics Medical, Inc., along with its subsidiary (“the Company”), is a medical device company whose focus has changed significantly over the past 18 months. On November 1, 2004, the Company terminated all of its employees in the United Kingdom and all but four of its employees in the United States. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of its wholly owned subsidiary in the United Kingdom, Diametrics Medical Limited (“DML”). The Company has created a new, wholly owned subsidiary called TGC Research Limited (“TGC”), which has acquired certain assets, including equipment and intellectual property, from the liquidator of DML in January 2005. TGC will become an R&D organization which will focus initially on the development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting at the point-of-patient care.

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

     With the termination effective November 1, 2002 of the Company’s agreement with Philips Medical Systems for exclusive worldwide distribution of the Company’s TrendCare continuous blood gas monitoring systems, the Company began reestablishing a direct sales force in the United States, the United Kingdom and Germany, as well as nonexclusive third-party distributors in various other countries. The Company continued to sell disposable sensors and related accessories to Philips for Philips’ nonexclusive distribution to its customer base through October 31, 2003. Until November 1, 2004, the Company continued to distribute its Neurotrend cerebral tissue monitoring system through Codman & Shurtleff, Inc. a Johnson & Johnson Company (“Codman”), under an exclusive distribution agreement entered into October 1, 1998.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly owned subsidiaries TGC Research Medical Limited, and Diametrics Medical, Ltd. All material intercompany accounts and transactions have been eliminated.

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

     Cash Equivalents. The Company considers highly liquid debt instruments purchased with an original maturity of 90-days or less to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed the insured limits.

     Inventories. Inventories were stated at the lower of cost or market using the first in, first out method. Reserves for slow moving and obsolete inventories were provided based upon current and expected future product sales, the expected impact of changes in production levels and product transitions or modifications.

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

     Research and Development. Research and development costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred. Research and development funds earned by the Company under the Philips exclusive agreement (which ceased with the termination of that agreement effective November 1, 2002), were recorded as a reduction of the development costs incurred, and approximated $467,000 in 2002.

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

     The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

		December 31,
	2004	2003	2002
Common stock options	1,422,600	3,423,256	3,802,255
Common stock warrants	66,811,426	4,668,996	1,201,667
Convertible senior secured fixed rate notes	2,013,430	2,013,430	869,047
Convertible preferred stock-Series E	—	2,650,177	—
Convertible preferred stock-Series F	6,666,667	—	—
Convertible preferred stock-Series G	25,000,000	—	—
Restricted stock	64,251	64,251	329,885

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

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates primarily relate to the assessment of required accounts receivable and inventory valuation allowances, the fair value of long-lived assets, accounting for debt and equity transactions, accounting for foreign currency translation and transactions and defined benefit retirement plan funding and accounting. Actual results could differ from those estimates.

     Fair value of financial instruments. The Company’s financial instruments are recorded on its consolidated balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

     Stock Based Compensation. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company applies the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. As a result, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company’s stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net loss per share would have increased to the pro forma amounts indicated below:

	2004	2003	2002
Net loss available to common stock shareholders, as reported	$(14,136,285)	$(9,438,107)	$(7,531,016)
Stock-based employee compensation expense included in reported in net loss available to common stock shareholders	93,699	340,496	230,270
Total stock-based employee compensation expense determined under fair value-based method for all awards	(618,523)	(1,955,578)	(2,493,200)

Pro forma net loss available to common stock shareholders	$(14,661,109)	$(11,053,189)	$(9,793,946)

Net loss available to common shareholders:
Basic and diluted, as reported	$(0.45)	$(0.35)	$(0.28)

Basic and diluted, proforma	$(0.47)	$(0.41)	$(0.37)

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.

     An option to purchase 25,000 shares was granted to a new Director in 2004. The per share weighted-average fair value of options granted under the Company’s stock option plans was $.14, $.75 and $2.41 for the years ended December 31, 2004, 2003 and 2002, respectively. These per share values were determined using the Black Scholes option-pricing model with the following assumptions: annualized volatility of 115.77%, 100.92% and 91.53% for 2003 and 2002, respectively; risk-free interest rate of 3.5% in 2004, 3.25% in 2003 and 3.76%; and an expected life of five years and no dividends for each year.

     Comprehensive Loss. Comprehensive loss is presented as a component of Shareholders’ Equity (Deficit) and consists of net loss, foreign currency translation adjustments and changes in the Company’s minimum pension liability. The accumulated balances for each component of accumulated other comprehensive loss are as follows:

	Foreign Currency	Minimum	Total Accumulated
	Translation	Pension	Other
	Adjustment	Liability	Comprehensive Loss
Balances at December 31, 2001	$(1,203,271)	$(1,165,455)	$(2,368,726)
Foreign currency rate changes	106,438	—	106,438
Change in minimum pension liability	—	(1,746,764)	(1,746,764)

Balances at December 31, 2002	(1,096,833)	(2,912,219)	(4,009,052)
Foreign currency rate changes	192,818	—	192,818
Change in minimum pension liability	—	8,839	8,839

Balances at December 31, 2003	(904,015)	(2,903,380)	(3,807,395)
Change in minimum pension liability	—	2,903,380	2,903,380
Foreign currency rate changes	904,015	—	904,015

Balances at December 31, 2004	$—	$—	$—

The foreign currency translation adjustment and minimum pension liability were related to the Company’s discontinued DML subsidiary. These amounts were realized in the statement of operations as part of the loss on liquidation of the DML subsidiary.

     Defined Benefit Retirement Plan Funding. The Company’s U.K. subsidiary sponsored a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. The Company’s funding policy was to contribute into a trust fund at an annual rate that was intended to remain at a level percentage of total pensionable payroll. Annual contribution amounts were determined by a qualified actuary and were intended to adequately fund the Company’s projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance.

     Reclassifications. Certain amounts included in the prior year consolidated financial statements, including the impact of the Company’s discontinued operations, have been reclassified in prior years to conform to the current year presentation. Such reclassifications had no effect on the Company’s previously reported consolidated financial position, net loss or cash flows.

     New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees”. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123(R) for the Company is January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123® for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS 123®. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company expects to adopt the “modified prospective” method under SFAS No. 123®. The Company is currently determining the impact on the Company’s financial statements.

     In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which replaces the original issuance of FASB Interpretation No. 46 in January 2003 and clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN 46 did not have a material effect on our results of operations, cash flows or financial position.

(2) GOING CONCERN

     Although the Company discontinued all its operations in October 2004, it did obtain additional funding in December 2004 and again in May 2005 for a new product research project started in early 2005. The accompanying financial statements have therefore been prepared on a going-concern basis after adjusting all assets and liabilities to amounts expected to be realized or paid, respectively, in the normal course of business. The report of the Company’s independent auditors contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses, negative cash flows and uncertainties regarding the Company’s ability to successfully develop, produce and market a new product or products. The financial statements would require additional adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities and would be necessary if the Company is unable to continue as a going concern.

     The Company is planning to use available funds to develop new products aimed at continuous glucose monitoring in critically ill patients. It believes its experience with in-vivo measurement systems positions it well to develop such products. Planning efforts are projected to continue through summer 2005.

     We will be required to raise additional capital in order to sustain and fund our operations over the long term. Our initial projections indicated a need for $10 million to $15 million, which may be adjusted as we develop our business plan and evaluate further the need for costs of product enhancements and sales and marketing programs. We do not currently have any available lines of credit or other credit facilities and we are not certain that we can obtain financing or, if it is available, whether it will be on acceptable terms. We may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet our funding requirements. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. While we believe that we will be able to raise adequate funding to meet our operational requirements, there can be no assurance that adequate funds will be available when needed and on acceptable terms. If we are unable to obtain additional financing when needed, we would be required to significantly scale back development plans and, depending upon cash flow from our business, reduce the scope of our operations or cease operations entirely.

(3) DISCONTINUED OPERATIONS

     On October 4, 2004, the Company determined it would longer fund the operations of DML. On that same day, DML’s board of directors decided to shut-down DML. On November 1, 2004, the Company terminated all of our employees in the United Kingdom and all but three of our employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of board of director approval, which occurred on October 4, 2004. As prescribed by SFAS No. 144, the Company began reporting the results of operations of DML as discontinued operations effective as of the year ended December 31, 2004 and for all periods presented. Upon DML entering liquidation in November, the Company recorded a loss of $2.4 million.

     Following are summary operating results of the continuous monitoring business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the respective periods:

	2004	2003	2002
Revenue	$2,412,071	$3,083,451	$5,485,937
Gross profit	(551,944)	51,274	1,949,570
Net loss	(4,127,982)	(6,170,974)	(2,368,005)

     On September 29, 2003, the Company completed the sale of substantially all of the assets used in the Company’s intermittent testing business to ITC, for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000, certain capital lease obligations of $56,000 and product warranty obligations estimated at $30,000. Of the cash payment, $758,000 was placed in escrow by ITC and was restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in trade payables assumed by ITC in excess of an established $550,000 ceiling, approximated $720,000 and were recorded as restricted cash and a deferred credit in current liabilities. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assessed the measurement date for the sale transaction as the date of shareholder approval, which occurred on September 19, 2003. As prescribed by SFAS No. 144, the Company began reporting the results of operations of the intermittent testing business as discontinued operations effective with the quarter ended September 30, 2003, for all periods presented. Upon completion of the sale transaction in September, the Company recorded a gain on the sale of the intermittent testing business of $1.8 million. In late March 2004, sale proceeds remaining in escrow and deferred for recognition were released to the Company, amounting to approximately $713,000. After deducting transaction costs of $156,000, an additional gain on the sale of discontinued operations was recognized in the first quarter 2004 of approximately $557,000.

     Following are summary operating results of the intermittent testing business, included in discontinued operations in the Company’s Consolidated Statements of Operations for the respective periods:

	2004	2003	2002
Revenue	$—	$4,821,996	$12,328,108
Gross profit	—	1,008,126	2,033,761
Net loss	—	(2,071,036)	(1,864,469)

     The carrying value of assets sold to ITC, consisting primarily of accounts receivable, inventory and property and equipment, approximated $3.0 million, and liabilities assumed by ITC totaled approximately $669,000.

     The assets and liabilities of the discontinued operations at December 31, 2004 are as follows:

Accounts receivable, net	$14,532
Inventories, net	$10,485
Accounts payable	$71,424
Accrued rent	$22,253

(4) COMPONENTS OF SELECTED BALANCE SHEET ACCOUNTS

	December 31,
	2004	2003
Property and equipment:
Computer hardware and software	$176,044	$211,843
Furniture and fixtures	49,199	148,045

	225,243	359,888
Less accumulated depreciation	222,072	266,137

	$3,171	$93,751

Accrued expenses:
Employee compensation	$—	$218,998
Interest payable	675,843	129,418
Other	42,941	134,676

	$718,784	$483,092

Deferred credits and revenue:
Deferred gain on sale of business	$—	$718,923
Other	—	7,436

	$—	$726,359

     Approximately $720,000 of the proceeds from the sale of the Company’s intermittent testing business remained in escrow at December 31, 2003 and were restricted from the Company’s use for 180 days after the closing date to fund indemnification obligations. In late March 2004, sale proceeds remaining in escrow and deferred for recognition were released to the Company, amounting to approximately $713,000. After deducting transaction costs of $156,000, an additional gain on the sale of discontinued operations was recognized in the first quarter 2004 of approximately $557,000.

(5) BORROWINGS

     Long-term debt at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Long-term debt:
Convertible senior notes	$28,281	$—
Convertible subordinated notes	988,106	5,632,142

	1,016,387	5,632,142
Less current portion of long-term debt	(28,281)	—

	$988,106	$5,632,142

The following is a schedule of principal payments for long-term debt:

Year ending December 31:
2005	$450,000
2006	675,000
2007	7,975,000

$9,100,000
Less: Unamortized debt discounts	(8,083,613)

Net Carrying Amount	$1,016,387

CONVERTIBLE SENIOR SECURED NOTES

     On December 14, 2004, the Company entered into a subscription agreement with certain institutional investors (the “Subscribers”) for a new round of financing for the Company of up to $3,000,000. On December 15, 2004, the Company received the first tranche of $1,800,000 in gross proceeds. The notes, Convertible Senior Notes are due December 15, 2007, with principal and interest payable in cash or registered shares over a 32-month period beginning 120 days after closing. The Subscribers also received a due diligence fee of $180,000. Interest on the notes is at prime plus 4% with a floor of 8% (9.25% at December 31, 2004). The conversion price of the notes is fixed at $0.02 per share, subject to adjustment depending upon the market price of the Company’s common stock. Of the total 90,000,000 shares that the debt is convertible into, 80,000,000 shares had been reserved at December 31, 2004, with the remaining 10,000,000 being allocated when additional shares of stock are authorized by the Company shareholders (see subsequent events note).

     The Subscribers also received warrants (the “Warrants”) to purchase up to 45,000,000 shares of the Company’s common stock at an exercise price of $0.025 per share in the first tranche, and will receive additional warrants to purchase up to 30,000,000 shares if the second tranche is funded. The Warrants expire on December 15, 2009.

     The Company determined the relative fair value of the debt was $2,627,588 and $1,549,318 for the warrants. The Company allocated $1,018,980 and $601,020 of the net proceeds totaling $1,620,000 to the debt and warrants, respectively. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Convertible Senior Notes, which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature of $1,018,980 was limited to the amount allocated to the debt. $16,010 of the beneficial conversion feature was amortized into interest expense for the year ended December 31, 2004.

     The relative fair value of the warrants issued were determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 116%, expected life of 5 years, risk free interest rate of 3.53% and no dividends. The effective interest rate on the notes is approximately 193%.

     The Subscribers received a first lien on all of the assets of the Company. The holders of the Company’s previously issued convertible senior secured fixed rate notes due August 4, 2005 (the Convertible Subordinated Notes), consented to the new financing and the subordination of their secured position to a second lien on all of the assets of the Company in consideration for an amendment of the conversion price of the Convertible Subordinated Notes to $0.02 per share and the amendment of the exercise price of their outstanding warrants to purchase up to 4,255,837 shares of the Company’s common stock to $0.025 per share. See below for the recording of the amendment to the Convertible Subordinated Notes. Preferred stock warrants outstanding to purchase up to 17,555,589 shares of the Company’s common stock were also amended to reduce the exercise price thereof to $0.025 per share, of which certain warrants outstanding to purchase up to 12,000,000 shares of the Company’s common stock were further amended to reduce the exercise price thereof to $0.01 per share. See note 6 for discussion related to the accounting for the modification of these warrants.

CONVERIBLE SUBORDINATED NOTES

     On August 4, 1998, the Company issued Convertible Subordinated Notes with proceeds aggregating $7,300,000. Subsequent to the date of issuance the terms of the Convertible Subordinated Notes have been renegotiated. With the issuance of the Convertible Senior Notes on

December 15, 2004, the Convertible Subordinated Note holders agreed to subordination of their senior position. In addition, they agreed to defer all principal and interest payments until after the Convertible Senior Notes were repaid. For these concessions, the Convertible Subordinated Note holders received a reduction in the conversion rate of their debt from $3.51 to $0.02 and a reduction in the exercise price of previously issued warrants from $0.09 to $0.025. Of the 360,000,000 shares of common stock the Convertible Subordinated Notes are convertible into, only 2,013,431 shares were allocated for potential conversion at December 31, 2004. Additional shares were to be allocated when additional shares of the Company stock was authorized by the Company (see the subsequent events note). This transaction required accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes were recorded at its fair value of $8,295,112. The increase of $1,670,683 was recorded in other income as a loss on modification of the notes.

     With the decrease in the conversion price of the debt, the Company applied the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”. This resulted in the calculation of an embedded beneficial conversion feature in the Convertible Subordinated Notes, which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature of $7,300,000 was recorded as a discount to the debt. $40,269 of the beneficial conversion feature was amortized into interest expense for the year ended December 31, 2004. The remaining balance will be amortized into interest expense in the first quarter of 2005.

     The reduction in the exercise price increased the value of the warrant by $32,131. The increased value in warrants was recorded as a discount to the debt with an offsetting amount recorded to accumulated paid-in capital.

     The notes have a stated interest rate of 7% for principal balances that are not past due and 9% on the principal balances that have been deferred and accrued interest.

     Effective April 7, 2003, the Company completed the renegotiation of the terms of the Convertible Subordinated Notes, to extend repayment of the notes to August 4, 2005. In exchange for the extension of repayment, the Company agreed to reduce the conversion price for $6.9 million principal value of the notes from $8.40 to $3.51 per share, and to use 50% of the net proceeds in excess of $10 million received prior to August 4, 2005 from the issuance of any equity securities to pay down the principal value of the notes. In addition, the Company issued the note holders five-year warrants for 4,255,837 shares of its common stock at an exercise price of $.94 per share. This transaction required accounting treatment prescribed under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes and associated warrants were recorded in debt and equity, respectively, at their respective fair values of $5 million and $800,000. The $7.3 million carrying value of the original notes was retired, and the residual amount of $1.5 million was recorded in the second quarter 2003 in other income as a gain on modification of the notes. The Company is accreting the initial $5 million carrying value of the modified notes to their redemption value of $7.3 million over the remaining term of the notes using the effective interest method at an effective interest rate of approximately 17%. This will result in the recording of $2.3 million of additional interest expense over the remaining term of the notes, of which $632,142 was recorded during 2003.

     In August 2003, the Convertible Subordinated Note holders agreed to further amend the Note Purchase Agreement to defer the timing of interest payments on the notes for the first and second quarters of 2003, amounting to approximately $254,000, as well as increase their security position to include all unencumbered assets of the Company. The deferred interest was fully paid to the note holders in September 2003. In January 2004, the note holders agreed to further amend the Note Purchase Agreement effective December 30, 2003 to defer the timing of interest payments due for the fourth quarter 2003 and the first quarter 2004, amounting to approximately $256,000, to June 30, 2004, and to reduce the exercise price on the warrants from $.94 per share to $.34 per share.

     In connection with the Series G preferred stock financing completed in May 2004, the Convertible Subordinated Note holders agreed to again amend the Note Purchase Agreement to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including the deferred interest payments described above) and September 30, 2004, amounting to approximately $640,000. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was further reduced from $.34 per share to $.09 per share. The first and second quarter reductions in the exercise price of the warrants resulted in an increase in the fair value of the warrants of $90,674 and $70,517, respectively. These amounts were recorded as a charge to interest expense with an offsetting credit to additional paid-in capital in the respective quarter. The Company evaluated the appropriate accounting treatment for the modification of the terms of the convertible notes and associated warrants and determined that the provisions of SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” were not applicable.

(6) CONVERTIBLE PREFERRED STOCK

     The following is a summary the status of the Company’s preferred stock as of December 31, 2004 and 2003:

	Preferred Shares			Par Value
	Series E	Series F	Series G	Series E	Series F	Series G
Balance at December 31, 2002	—	—	—	$—	$—	$—

Issuance of preferred stock	15,000	—	—	150	—	—
Redemption of preferred stock	(7,500)	—	—	(75)	—	—

Balance at December 31, 2003	7,500	—	—	75	—	—

Conversion of Series E	(7,500)	—	—	(75)	—	—
Issuance of Series F	—	15,000	—	—	150	—
Conversion of Series F	—	(5,000)	—	—	(50)	—
Issuance of Series G	—	—	15,000	—	—	150

Balance at December 31, 2004	—	10,000	15,000	$—	$100	$150

SERIES G CONVERTIBLE PREFERRED STOCK

     On May 28, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in the Company’s Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively. Each share of the Series G preferred stock is convertible at any time into common stock at 75% of the volume weighted average trading price of the lowest three inter-day trading prices of the common stock during the five consecutive trading days preceding the conversion date, with a maximum exercise price of $.14 per share and a minimum price of $.06 per share. The minimum exercise price was decreased automatically to $.03 per share after the shareholders of the Company authorized an increase in common stock from 100 million shares to 200 million shares on September 7, 2004.

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

     In connection with the Series G financing, the holders of the Company’s Convertible Subordinated Notes agreed to defer until December 31, 2004 the Company’s obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share (see note 5). Additionally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share (see below for additional discussion).

     Accounting for these transactions required a review of several criteria, including assessment of the treatment of the beneficial conversion feature associated with the Series G preferred stock, an assessment of the classification as debt or equity of the warrants issued in connection with the Series G preferred stock financing, an assessment of the impact of the changes in the exercise and ceiling exercise prices, as applicable, of the common stock warrants previously issued to the note holders and the Series E and Series F preferred stock investors and an assessment of the treatment of the fair value associated with the new warrants issued to the Series E and Series F preferred stock investors.

     The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature in the Series G preferred stock, which is required to be treated as increase in the net loss available to common shareholders. The Company allocated the net investor proceeds of $1,445,000 from the issuance of the Series G convertible preferred stock to the preferred stock and Series G warrants based upon their relative fair values. The fair value allocated to the Series G warrants of $68,205 was recorded as equity. The fair value allocated to the preferred stock of $1,376,795 and the original conversion terms were used to calculate the value of the beneficial conversion feature of $1,067,650 at the date of issuance of the Series G preferred stock. The $1,067,650 was charged to retained earnings with the offsetting credit to additional paid-in-capital. The Company treated the beneficial conversion feature of $1,067,650 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders”. As a result of the decrease in the conversions rate to $.03 per share, the Company increased the value of beneficial conversion feature to $1,280,216 which was limited to the amount of proceeds allocated to the Series G preferred stock. Additionally, the Company treated the beneficial conversion feature of $1,280,216 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

SERIES F CONVERTIBLE PREFERRED STOCK

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

     Accounting for this transaction falls primarily under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity in the first quarter 2004. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, the Company treated the beneficial conversion feature of $665,994 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

SERIES E CONVERTIBLE PREFERRED STOCK

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

PREFERRED STOCK WARRANTS

     Subsequent to the preferred stock financings described above, the exercise price of the warrants to purchase common stock issued with the preferred stock were adjusted downward during 2004 as a result of the issuance of the Series G financing and the new Convertible Senior Notes. In addition new warrants to purchase 12,241,608 shares of common stock were issued to the Series E and Series F investors as a result of the Series G financing. The new financing reduced the exercise price of warrants to purchase 5,555,589 shares of common stock to $.025 per share and warrants to purchase 12,000,000 shares of common stock to $.01 per share The reductions in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors and the issuance of new warrants to purchase additional shares of common stock resulted in a deemed dividend on the Series E, F and G preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,211,247. Similar to the beneficial conversion features discussed above, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

     The Company classified the warrants issued in connection with the Series E, F and G preferred stock financing as equity rather than debt based upon an assessment of the Company’s contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

(7) STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

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

     The Company’s 1993 Directors’ Stock Option Plan, which provided for annual and discretionary grants to non-employee directors of the Company of non-qualified stock options, expired during 2003 in accordance with its terms. The Company’s shareholders approved an amendment to the 1990 Stock Option Plan in May 2003 to modify the eligibility requirements for participation in that plan in order to allow nonemployee directors to participate and become eligible to receive awards or options under the 1990 Stock Option Plan. While no grants were made from the 1993 Directors’ Plan during 2004 and 2003, outstanding options under that plan remain exercisable under their original terms.

     Under the plans, the option price is equal to the fair value on the date of grant. Under the 1990 Stock Option Plan, options become exercisable over varying periods and terminate up to ten years from the date of grant. Under the 1993 Directors’ Stock Option Plan, initial grants of options to new directors became exercisable over a three-year period and terminate ten years from the date of grant. Annual grants to directors vested six months after the date of grant. At December 31, 2004, 578,490 shares were available for grant under the 1990 Stock Option Plan.

     Summarized below is the status of the Company’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during those years:

	2004		2003		2002
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
1990 Stock Option Plan
Outstanding at beginning of year	3,105,463	$3.87	3,469,962	$5.02	2,256,225	$6.19
Granted	25,000	0.17	700,000	0.98	1,402,500	3.32
Exercised	—	—	—	—	(4,350)	3.45
Expired	(1,801,863)	5.49	(1,064,499)	5.71	(184,413)	6.47

Outstanding at end of year	1,328,600	1.60	3,105,463	3.87	3,469,962	5.02

Options exercisable at year-end	602,850	1.69	1,463,588	5.55	1,793,524	6.06
1993 Directors’ Stock Option Plan
Outstanding at beginning of year	317,793	$5.89	332,293	$5.84	300,293	$6.02
Granted	—	—	—	—	32,000	4.14
Exercised	—	—	—	—	—	—
Expired	(223,793)	5.47	(14,500)	(4.60)	—	—

Outstanding at end of year	94,000	6.90	317,793	5.89	332,293	5.84

Options exercisable at year-end	94,000	6.90	292,793	5.94	277,793	5.88

     The following table summarizes information concerning stock options at December 31, 2004 for the above plan:

	OPTIONS OUTSTANDING
		Weighted	Weighted		Weighted
Range of exercise	Number	average	average	Number	average
prices	Outstanding	remaining life	exercise price	Exercisable	exercise price
$ — - 1.00	525,000	8.5	$0.93	250,000	$0.97
1.01 - 2.00	600,000	8.1	1.61	250,000	1.72
2.01 - 3.00	100,000	7.8	2.40	50,000	2.40
3.01 - 4.00	8,000	6.4	3.01	8,000	3.01
4.01 - 5.00	126,000	6.8	4.14	75,250	4.17
5.01 - 6.00	600	4.2	5.88	600	5.88
6.01 - 7.00	8,000	4.4	6.44	8,000	6.44
7.01 - 8.00	5,500	2.0	7.47	5,500	7.47
8.01 - 9.00	26,000	5.1	8.08	26,000	8.08
9.01 - 10.00	22,500	2.2	9.71	22,500	9.71
10.01 - 12.00	1,000	5.2	12.00	1,000	12.00

	1,422,600			696,850

     In connection with certain financing arrangements entered into since the Company’s inception, the Company has granted stock purchase warrants for the purchase of common stock, preferred stock and issuance of debt. The stock purchase warrants become exercisable over varying periods and expire up to ten years from the date of grant. Stock warrants outstanding as December 31, 2004 under these arrangements are summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	4,668,996	$0.34 - 6.00	1,201,667	$6.00-8.40	1,406,667	$4.53-8.40
Granted	68,747,445	0.025 - 0.35	4,990,837	0.34 - .35	—	—
Exercised	(2,340,268)	0.025 - 0.11	(330,751)	0.35	—	—
Expired	(4,264,747)	0.34 - 6.00	(1,192,757)	6.00 - 8.40	(205,000)	4.53 - 5.06

Outstanding at end of year	66,811,426	0.02	4,668,996	.34 - 6.00	1,201,667	6.00 - 8.40

Options exercisable at year-end	66,811,426	0.02	1,464,129	.34 - 6.00	1,201,667	6.00 - 8.40

(8) EMPLOYEE STOCK PURCHASE PLAN

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

     Participant elections resulted in the issuance of 47,602 shares at an average price per share of $.51 in 2003 and 28,414 shares at an average price per share of $2.40 in 2002. No shares were issued under the Plan during 2004.

(9) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) savings plan for its U.S. employees. U.S. employees of the Company who meet certain age and service requirements may contribute up to 20 percent of their salaries to the plan on a pre-tax basis. The Company has the discretion to match employee contributions $.50 for each $1.00 contributed by an employee up to a maximum company contribution of $1,000 per year. The matching contributions in 2003 and 2002 totaled $11,274 and $47,624, respectively. The Company has not provided matching contributions to participating employees of the plan since the first quarter of 2003.

     As part of its acquisition of DML in November 1996, the Company assumed sponsorship of the subsidiary’s contributory defined benefit retirement plan (the “Retirement Plan”), covering the majority of the subsidiary’s employees. The Retirement Plan provided benefits based upon final pensionable salary and years of credited service. The Company’s funding policy for the Retirement Plan was to contribute into a trust fund at a rate that is intended to remain at a level percentage of total pensionable payroll. The assets of the Retirement Plan are held separately from those of the Company and invested in the London and Manchester Secure Growth Fund, High Equity Mixed Fund and a small holding in the Deposit and Property Funds. A portion of the Retirement Plan assets are also invested in the Scottish Equitable Funds.

     Contributions to the Retirement Plan were charged to expense so as to provide for the cost of the pensions over the employees’ working lives with the Company. The contributions are determined by a qualified actuary on the basis of a valuation using the “attained age” valuation method.

     The Retirement Plan’s projected benefit obligation exceeded the fair value of plan assets by approximately $3 million at the plan’s previous valuation date of December 31, 2002, reflecting a $1.6 million increase in the plan’s underfunded status relative to the prior year. As a result, the Company’s balance sheet at December 31, 2002 reflected significant increases in the accrued retirement plan benefit liability and minimum pension liability (included as a charge to “accumulated other comprehensive loss” in shareholders’ equity) relative to the prior year. This occurred due to an environment of weaker investment performance in the global markets over the prior two to three years (which negatively affected the value of Retirement Plan assets), and to a lesser extent, lower prevailing interest rates (which drove the use of a lower discount rate to calculate the projected benefit obligation, thereby increasing the amount of this obligation at December 31, 2002). While the underfunded status of the Company’s Retirement Plan has improved as of the most recent valuation date of December 31, 2003 to approximately $2.5 million, and was expected to continue to improve over time as a result of actuarial assumed improvements in future average market (and trust fund) performance, the inability of the trust fund investments to perform at or near these average projected rates of return over the employees’ remaining service lives could result in a significant future funding obligation of the Company. To help manage this exposure, the Company modified the Retirement Plan effective August 31, 2003 to close the plan to future accrual of benefits. The Retirement Plan will continue to exist; however, the liabilities of the Retirement Plan were frozen effective August 31, 2003. The Company continued to make monthly contributions into the Retirement Plan, but these contributions will be fully allocated to reduce the Retirement Plan’s liabilities for participant benefits earned through August 31, 2003. This change helped secure the Retirement Plan participant’s benefits earned through that date and reduced the Company’s exposure to a potential future significant funding obligation.

     The closing of the Retirement Plan to future accrual of benefits is considered a curtailment under SFAS No. 88, “Employer’s Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The curtailment resulted in a reduction in the projected benefit obligation under the Retirement Plan. This, combined with improvements in the market value of the Retirement Plan fund investments, reduced the underfunded status of the Retirement Plan to approximately $2.5 million as of December 31, 2003, an approximate $500,000 improvement from the underfunded status as of December 31, 2002. The Company has analyzed the impact of the Retirement Plan curtailment under SFAS No. 88 and has concluded that no significant financial statement adjustments or gain or loss recognition is required in 2003.

     The following provides a reconciliation of the projected benefit obligation, plan assets and funded status of the Retirement Plan at December 31, 2003, along with the components of net periodic pension cost for each year presented:

47

2003
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$7,511,892
Service cost	296,660
Interest cost	422,170
Plan participants’ contributions	62,695
Plan participants’ rollover contributions	100,731
Actuarial (gain) loss	(361,358)
Benefits paid	(62,867)
Foreign currency exchange rate changes	931,747

Projected benefit obligation at end of year	$8,901,670

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,498,810
Actual return (loss) on plan assets	708,175
Employer contribution	444,737
Plan participants’ contributions	62,695
Plan participants’ rollover contributions	100,731
Benefits paid	(62,867)
Foreign currency exchange rate changes	654,129

Fair value of plan assets at end of year	$6,406,410

Funded status	$(2,495,260)
Unrecognized actuarial loss	2,903,380

Net amount recognized	$408,120

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(2,495,260)
Minimum pension liability	2,903,380

Net amount recognized	$408,120

Rate assumptions:
Discount rate	5.50%
Rate of salary progression	3.75%
Long-term rate of return on assets	8.00%

2003
Components of Net Periodic Benefit Cost
Service cost	$296,660
Interest cost	422,170
Expected return on plan assets	(381,420)
Recognized net actuarial loss	190,710

$528,120

     The liquidation and recording of DML as a discontinued operation in the fourth quarter of 2004 resulted in the elimination of the accrued retirement plan liability and the minimum pension liability from the Company’s financial statements.

(10) INCOME TAXES

     The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

     As of December 31, 2004 the Company had U.S. tax net operating loss and research and development tax credit carryforwards of approximately $139,500,000 and $1,493,000, respectively. These net operating loss and credit carryforwards may currently be limited due to past changes in ownership of the Company or business operations. Future changes in the ownership of the Company or business operations may place additional limitations on the use of these net operating loss and credit carryforwards. Before the Company uses any of the carryforwards, the Company will undertake a change in ownership study. If not used, net operating loss carryforwards begin to expire in 2005 at the following amounts each year:

Year ending December 31:
2005	$500,000
2006	1,900,000
2007	4,300,000
2008	13,600,000
2009	11,800,000
Thereafter through 2023	107,400,000

Total net operating loss carryforwards	$139,500,000

     The Company’s foreign subsidiary previous net operating loss carryforward is no longer available for use due to the liquidation of that subsidiary.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations are as follows at December 31:

	2004	2003
Tax credits	$1,493,000	$1,493,000
Federal net operating loss carryforward	6,970,000	5,870,000
Foreign net operating loss carryforward	—	18,331,000
Deferred revenue	—	266,000
Fixed asset depreciation	—	(21,000)
Amortization of goodwill	400,000	459,000
Accrued expenses	252,000	61,000
Other differences	—	25,000
Valuation allowance	(9,115,000)	(26,484,000)

Net deferred tax asset	$—	$—

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

(11) RESTRUCTURING AND OTHER CHARGES

     As a result of the Company’s sale of its intermittent testing business and also as part of changes made to reduce the cost structure of the Company’s continuing operations, the Company eliminated certain general and administrative and sales support positions, resulting in restructuring and other nonrecurring charges of approximately $758,000 in the third quarter of 2003. These charges affected five employees in the Company’s discontinued intermittent testing business for which the Company incurred restructuring charges for severance costs of approximately $107,000, included in discontinued operations in the Statements of Operations for the year ended December 31, 2003. Additionally, two positions were eliminated and one officer level resignation occurred in the Company’s continuing operations, resulting in restructuring charges of approximately $405,000 and other nonrecurring charges of approximately $246,000, respectively, all for severance and related benefits costs. These charges are included in continuing operations as restructuring and other nonrecurring charges in the Statements of Operations for the year ended December 31, 2003. Of the total restructuring and other nonrecurring charges of $758,000, the Company paid approximately $675,000 in 2003 and $83,000 in 2004

     Operating results for the year ended December 31, 2002 included restructuring and other nonrecurring charges of approximately $887,000. Approximately $194,000 of the restructuring charges are included in discontinued operations for year ended December 31, 2002, consisting of severance costs related to work force reductions in the Company’s discontinued intermittent testing business. These changes affected 18 positions, including eight in manufacturing, nine in research and development and one in general and administration. Additionally, restructuring and other nonrecurring charges of approximately $693,000 are included in continuing operations for the year ended December 31, 2002. Charges during 2002 included approximately $504,000 of nonrecurring charges for severance and related costs resulting from the resignation of the Company’s Chief Executive Officer and President effective June 1, 2002. Remaining amounts of approximately $189,000 represent restructuring charges consisting of severance and related costs associated with a work force reduction in the Company’s continuing operations impacting 26 manufacturing and one research and development position. Of the $887,000 of total restructuring and other nonrecurring charges, $725,000 was paid during 2002 and $162,000 was paid during 2003.

(12) RELATED PARTY TRANSACTIONS

     In August 1998, the Company issued Convertible Subordinated Notes, with proceeds aggregating $7,300,000, which were used to retire other debt of the Company. The investor group was led by BCC Acquisition II LLC. Effective April 7, 2003, the Company and the note holders completed a modification of the terms of the notes, including a two-year extension of repayment of the notes to August 4, 2005 and a reduction in the conversion price for $6,900,000 of the notes from $8.40 to $3.51 per share. Additionally, the note holders received five-year warrants for 4,255,837 shares of the Company’s common stock, at an exercise price of $.94 per share, subsequently reduced to $.34 per share as part of an amendment to the Note Purchase Agreement completed in January 2004 with an effective date of December 30, 2003.

     At the time, two of the directors of the Company were affiliated with BCC Acquisition II LLC, and one of these directors participated in the issuance and subsequent modification in terms of the Convertible Subordinated Notes, although the conversion price of the note held by the director was not reduced from $8.40 per share. This director was also a director of DVI, Inc., a health care finance company with which the Company had an outstanding capital lease with a balance of approximately $155,000 as of December 31, 2003. See notes 5 and 6 for further detail on the Convertible Subordinated Notes and capital lease.

     Codman and Philips, former distributors of the Company, respectively, are shareholders of the Company. Codman distributed the Company’s Neurotrend cerebral tissue monitoring system under an exclusive global distribution agreement entered into effective October 1998. The Company’s exclusive global distribution agreement with Philips for sale of the Company’s TrendCare continuous blood gas monitoring systems ended effective November 1, 2002, and provided for minimum annual purchase amounts, market development commitments and research and development funding through October 31, 2002. As provided for under the terms of an amended agreement between the parties, completed on April 10, 2003 and further amended effective November 1, 2003, Philips maintained a nonexclusive right to sell the Company’s disposable sensors and related accessories to its existing customer base through October 31, 2003. Revenues from Philips and Codman, including payments in lieu of product purchases, were approximately $676,000 and $5.7 million for the years ended December 31, 2003 and 2002, respectively. Outstanding accounts receivable with these parties represented less than 1% of total accounts receivable as of December 31, 2003, and 38% of total outstanding accounts receivable relating to the Company’s as of December 31, 2002, respectively. Revenues and related accounts receivable balances with these parties in 2002 were primarily concentrated with Philips. These amounts are now included as part of the Company’s discontinued operations presentation.

(13) COMMITMENTS

     Leases

     The Company leases its facilities and some of its equipment under non-cancelable operating lease arrangements. The rental payments under these leases are charged to expense as incurred. Rent expense for continuing operations included in the accompanying Consolidated Statements of Operations was $45,855, $28,466 and $14,986 for the years ended December 31, 2004, 2003 and 2002, respectively.

     The following is a schedule of future minimum rental payments, excluding property taxes and other operating expenses, required under all non-cancelable operating leases:

	Continued	Discontinued
Year ending December 31:	Operations	Operations	Total
2005	$54,817	$48,330	$103,147
2006	55,684	48,330	104,014
2007	56,551	12,083	68,633
2008	52,569	—	52,569

Total minimum lease payments	$219,620	$108,743	$328,363

     Employment Contracts and Change in Control Agreements

     None of the Company’s executive officers or employees has a written employment agreement. Severance arrangements for each of the company’s other executive officers have been established that provide, under certain circumstances following a “change in control,” for payment of full base salary, bonus and benefits earned through date of termination, lump-sum cash severance payments equal to two times full base salary in effect immediately prior to termination, plus the targeted bonus such executive officers would have earned for the year in which termination is effective (assuming for such purpose the achievement of targeted performance), subject to certain tax adjustments. In addition severance arrangements have been established for the Company’s executive officers in the event of termination for reasons other than “cause” providing for the payment of full base salary, bonus and benefits earned through date of termination and the continuation for payment of full base salary then in effect for an additional twelve month period, plus the targeted bonus such executive officer would have earned for the year in which termination is effective (assuming for such purpose the achievement of targeted performance). Aggregate annual salaries for the three officers are $772,500 at December 31, 2004. No bonuses have been earned as a result of failure to achieve targeted Performance.

(14) QUARTERLY RESULTS OF OPERATIONS (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Revenue	$—	$—	$—	$—
Gross profit (loss)	—	—	—	—
Operating loss	(521,616)	(456,575)	(338,044)	(349,599)
Loss before discontinued operations	(1,021,901)	(940,280)	(729,278)	(3,169,459)

Discontinued operations:
Loss from discontinued operations	(1,134,050)	(1,432,618)	(3,134,811)	1,573,497

Loss on liquidation of discontinued operations	—	—	—	(2,436,730)
Gain on sale of discontinued operations	557,052	—	—	—

Loss from discontinued operations	(576,998)	(1,432,618)	(3,134,811)	(863,233)

Net loss	(1,598,899)	(2,372,898)	(3,864,089)	(4,032,692)
Beneficial conversion feature	(665,994)	(1,067,650)	—	(212,566)
Deemed dividend on preferred stock	—	(1,050,690)	—	(160,557)

Net loss available to common shareholders	$(2,264,893)	$(4,491,238)	$(3,864,089)	$(4,405,815)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.02)	$(0.09)
Discontinued operations:
Loss from discontinued operations	(0.03)	(0.04)	(0.09)	0.04
Loss on liquidation of discontinued operations	—	—	—	(0.07)
Gain on sale of discontinued operations	0.02	—	—	—

Loss from discontinued operations	(0.02)	(0.04)	(0.09)	(0.02)

Net loss available to common shareholders	$(0.06)	$(0.13)	$(0.11)	$(0.13)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Revenue	$—	$—	$—	$—
Gross loss	(767,454)	(668,518)	(536,747)	(414,363)
Income (loss) from continuing operations	(866,017)	512,506	(933,961)	(781,722)
Discontinued operations:
Loss from discontinued operations	(2,024,604)	(1,738,510)	(2,647,646)	(1,831,250)
Gain on sale of discontinued operations	—	—	1,832,059	—

Income (loss) from discontinued operations	(2,024,604)	(1,738,510)	(815,587)	(1,831,250)

Net loss	(2,890,621)	(1,226,004)	(1,749,548)	(2,612,972)
Beneficial conversion feature	—	(958,962)	—	—

Net loss available to common shareholders	$(2,890,621)	$(2,184,966)	$(1,749,548)	$(2,612,972)

Basic and diluted net loss available to common shareholders per common share:
Income (loss) from continuing operations	$(0.03)	$(0.02)	$(0.03)	$(0.03)
Discontinued operations:
Loss from discontinued operations	(0.08)	(0.06)	(0.10)	(0.07)
Gain on sale of discontinued operations	—	—	0.07	—

Income (loss) from discontinued operations	(0.08)	(0.06)	(0.03)	(0.07)

Net loss available to common shareholders	$(0.11)	$(0.08)	$(0.06)	$(0.10)

(15) LEGAL PROCEEDINGS

     There are no legal proceedings pending, threatened against or involving the Company, which, in the opinion of management, will have a material adverse effect upon consolidated results of operations or financial condition.

(16) SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     As further described in note 5, in 2004 and 2003, the Company completed the renegotiation of the terms of its $7,3000,000 million Convertible Subordinated Notes. The modified debt and associated warrants to purchase 4.3 million shares of common stock were recorded in the second quarter 2003 as debt and equity, respectively, at their respective fair values of $5,000,000 million and $800,000, and the $7,300,000 million carrying value of the original notes was retired. The modified debt and associated warrants to purchase 4.3 million shares of common stock were recorded in the fourth quarter 2004 as debt and equity, respectively, at their respective fair values of $988,106 million and $193,322, and the $6,624,430 carrying value of the original notes was retired. In addition a beneficial conversion feature was embedded in the debt resulting in a non-cash adjustment to additional paid-in capital of $7,300,000.

     As further described in note 6, effective May 12, 2003, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series E convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

     As further described in note 6, effective January 16, 2004, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

     As further described in note 6, effective May 28, 2004, the Company completed a $1.5 million interim financing through the sale of 15,000 shares of Series G convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $1,280,216 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

     A further described in note 6, as part of the Series G convertible preferred stock financing and the Convertible Subordinated Notes financing, the exercise price of warrants issued to preferred stock holders were modified and additional warrants were issued to the preferred shareholders. A deemed dividend was calculated at $1,211,247 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to “net loss available to common shareholders.”

     During 2004, holders of warrants exercised their cashless exercise right and were issued 73,656 shares of common stock. During 2004, the restricted cash of $720,169 was released from escrow and was also treated as a reduction of deferred credits and revenue.

(17) SUBSEQUENT EVENTS

     On January 14, 2005, the Company announced that its wholly-owned subsidiary in the United Kingdom, TGC, had acquired certain assets out of liquidation from the liquidator of DML. DML was formerly a wholly owned subsidiary of the Company that was placed into liquidation in November 2004. The assets purchased by TGC included certain equipment and intellectual property, including certain trademarks, of DML. The purchased assets are expected to form the core of a new product research and development program that TGC will begin implementing in 2005. This R&D program initially will be focused on bringing to market a line of products aimed at monitoring and controlling glucose on a continuous basis in critically ill patients in a hospital setting at the point-of-patient care. The cost of purchasing the assets was approximately $333,000, which was funded by proceeds from the sale of Convertible Senior Notes due December 15, 2007.

     On March 18, 2005, the Company’s shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.

     On May 2, 2005, the Company arranged an additional loan of $150,000 on the same terms as borrowings under the Convertible Senior Note dated December 14, 2005 and expects to use the proceeds to continue planning for its new product development. In addition, warrants to purchase an additional 3,750,000 shares of common stock were issued to the lenders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 9, 2004, KPMG LLP provided written notice to the Company that they declined to stand for reappointment and had resigned as auditors and principal accountants for the year ended December 31, 2004. They informed the Company that the client-auditor relationship would cease upon completion of the review by KPMG LLP of the Company’s consolidated financial statements as of and for the three and six-month periods ended June 30, 2004.

     The audit reports of KPMG LLP on the consolidated financial statements of Diametrics Medical, Inc. as of and for the years ended December 31, 2003 and 2002, contained a separate paragraph stating:

     “The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” Other than such qualification as to uncertainty as a going concern, the aforementioned audit reports of KPMG LLP did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

     In connection with the audits of the consolidated financial statements of the Company for the two years ended December 31, 2003, and the subsequent interim period through August 9, 2004 (the date that KPMG LLP completed its review), there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     On August 16, 2004, the Audit Committee of the Board of Directors of the Company selected and engaged Virchow, Krause & Company, LLP as its independent public accountants for the fiscal year ending December 31, 2004. On September 3, 2004, Virchow, Krause & Company, LLP advised the Company of its acceptance of the engagement. During the two most recent fiscal years and through August 16, 2004, the Company has not consulted with Virchow, Krause & Company, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered in the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by Virchow, Krause & Company, LLP that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

Item 9a. Controls and Procedures

   (a) Disclosure controls and procedures.

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   (b) Internal controls over financial reporting.

     Although we currently qualify as a “non-accelerated filer” for purposes of filing required reports under the Securities Exchange Act of 1934, prior to December 31, 2004 we were deemed to be an “accelerated filer.” As a result, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004 we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act. The internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We intended to utilize this 45 day extension. Because of the change in our independent auditors and the significant change in our business operations during 2004 and the resulting delay in the completion of our audit for the fiscal year ended December 31, 2004, we have not yet been able to complete the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and have not been able to meet the deadline currently imposed on us. We intend to provide the required management and auditor attestation reports in an amendment to our Form 10-K as soon as practicable.

     As discussed elsewhere in this report, we discontinued all operations of our continuous monitoring business in November 2004. We had depleted all available funds and did not secure additional funds until December 15, 2004. At that time we had three employees. The only activity that proceeded from that date to year-end was planning for a possible new product development effort. At December 31, 2004, our only significant asset was cash, which we carefully controlled as reflected in internal reports to management and the Board of Directors. As we began additional activities in 2005, we also began implementing internal controls that we considered adequate.

During the course of our testing we may identify deficiencies that will require remediation. Currently we are not aware of any material weaknesses in our internal control over financial reporting and related disclosures.

Item 9b. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain biographical information furnished by the Company’s current directors and executive officers is presented below.

Name	Age	Position
David B. Kaysen	55	President, Chief Executive Officer and Director
W. Glen Winchell	58	Senior Vice President of Finance and Chief Financial Officer
Steven G. Emery	59	Senior Vice President of Worldwide Marketing & Business Development
Carl S. Goldfischer, M.D. (1)(2)	45	Director
Mark B. Knudson, Ph.D. (1)(2)	55	Director
William P. Moffitt (1)	58	Director, Chairman of the Board

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

     Mr. Kaysen was appointed President, Chief Executive Officer and a director of the Company in December 2002. Mr. Kaysen has more than 25 years of executive management and sales and marketing experience in the medical products and services industry, most recently serving 10 years as President, Chief Executive Officer and a director of Rehabilicare Inc. (now Compex Technologies, Inc.), a manufacturer and marketer of home electrotherapy equipment for the physical therapy, rehabilitation, occupational and sports medicine markets. From 1988 to 1989 Mr. Kaysen served as President, Chief Executive Officer and a director of Surgidyne, Inc. (now Sterion, Inc.). Mr. Kaysen has also held senior management positions in sales and marketing at several medical product and services companies including Redline Healthcare, American Hospital Supply Corporation, Emeritus Corporation and Lectec/NDM Corporation. Mr. Kaysen currently serves as a director of Zevex International, Inc., a publicly held company engaged in the business of designing, manufacturing and distributing medical devices, and MedicalCV, Inc., a publicly held manufacturer of mechanical heart valves.

     Mr. Winchell joined the Company in August 2003 as Senior Vice President of Finance and Chief Financial Officer. Mr. Winchell has over 20 years of experience in various senior financial and operational management positions, most recently spending nine years as Vice President and Chief Financial Officer of Rehabilicare, Inc. (now Compex Technologies, Inc).

     Mr. Emery joined the Company in October 2002, and is currently Senior Vice President of Worldwide Marketing and Business Development. Prior to joining Diametrics, Mr. Emery was employed by Philips Medical Systems (a division of Royal Philips Electronics) and a predecessor business, the Healthcare Solutions Group of Agilent Technologies, Inc., formerly part of Hewlett-Packard Company. During his 26-year career with these companies, Mr. Emery held a number of senior management level marketing and business development positions, most recently as Director of Marketing in the Cardiac and Monitoring System’s Point-of-Care Diagnostics group.

     Dr. Goldfischer has been a director of the Company since November 2000. Dr. Goldfischer is a private investor and a limited partner in Bay City Capital LLC of San Francisco, CA. Dr. Goldfischer served as chief financial officer of ImClone Systems, Inc., a biopharmaceutical company, from 1996 to 2000. Prior to that, he was a healthcare analyst with the Reliance Insurance Company. From 1991 to 1994, he was director of research for D. Blech & Co., an investment banking firm. Dr. Goldfischer currently serves as a director for Immulogic

Pharmaceutical Corp. and NeoRx Corp. Dr. Goldfischer serves on the Board of Directors of the Company as a representative of BCC Acquisition II LLC. Pursuant to a Common Stock Purchase Agreement dated June 30, 1998 among the Company, BCC Acquisition II LLC and certain other persons, the Company agreed to appoint two representatives of BCC Acquisition II LLC to serve as members of the Board of Directors, and to use its reasonable efforts to ensure that the two representatives will be included as nominees of the Board of Directors and elected to serve on the Board of Directors for so long as BCC Acquisition II LLC and the other investors (or their assignees) collectively own at least 5% of the Company’s outstanding voting securities or at least 75% of the number of shares issued under the Common Stock Purchase Agreement. BCC Acquisition II LLC nominated Dr. Goldfischer and Mr. Cohn (who had already been a director of the Company since 1996) as their current representatives.

     Dr. Knudson has been a director of the Company since March 1990. Dr. Knudson is President and Chief Executive Officer of EnteroMedics, Inc., a private company developing products for the treatment of gastrointestinal tract disorders; Dr. Knudson is also Chairman and Chief Executive Officer of Venturi Group, LLC, a medical device development incubator, and the Executive Chairman of the Board of Restore Medical Inc., a private company developing products for the treatment of sleep disordered breathing.

     William P. Moffitt has been a director of the Company since September, 2004, filling the vacancy on the Board left by Gerald L. Cohn, who retired from the Board on August 1, 2004. Mr. Moffitt is President and Chief Executive Officer of Nanosphere, Inc., and was formerly President and Chief Executive Officer of i-STAT Corporation, which he joined in July 1989. i-STAT was recently acquired by Abbott Laboratories. Mr. Moffitt has been appointed by the Board to the position of Chairman of the Board, replacing Carl Goldfischer, MD, who has served as the Company’s Chairman since September 2003.

     The Board of Directors of the Company is divided into three classes. The members of each class are elected to serve three-year terms with the term of office of each class ending in successive years.

Committees of the Board of Directors

     The Board of Directors has a Compensation Committee which consists of Dr. Knudson, Mr. Moffitt and Dr. Goldfischer. The Compensation Committee of the Board of Directors makes recommendations concerning executive salaries and incentive compensation for employees of the Company, subject to ratification by the full Board, and administers the Company’s 1990 Stock Option Plan (the “Stock Option Plan”).

     The Board of Directors has an Audit Committee which consists of Dr. Goldfischer and Dr. Knudson. All members of the committee have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The Board of Directors has determined that Dr. Goldfischer meets the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission, and is independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act). The Audit Committee has the sole authority to appoint, review and discharge the Company’s independent auditors. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent certified public accountants, as well as the Company’s accounting principles and its system of internal controls, reports the results of their review to the full Board and to management and recommends to the full Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The Board of Directors does not have a separate Nominating Committee, and has determined that it is appropriate for the entire Board to serve that function for the time being. With respect to Board of Director nominees, the Board of Directors will consider nominees recommended by shareholders that are submitted in accordance with the Company’s Bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that an initial statement of beneficial ownership on Form 3 and a statement of change of beneficial ownership on Form 4 were not timely filed by Mr. Moffitt to reflect his appointment to the Board in September 2004 and the grant of an option to purchase 25,000 shares of the Company’s common stock concurrently therewith.

Code of Ethics

     The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and all other company employees performing similar functions. This code of ethics has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 11. Executive Compensation

Compensation of Directors

     Members of the Board of Directors who are not employees of the Company are eligible to receive an annual retainer of $8,000; $2,000 per Board meeting attended in person and $500 where the meeting is attended by means of telephonic communication, with the proviso that each nonemployee Director shall be compensated for not less than six Board meetings in any 12-month period. In addition, each nonemployee member of the Board of Directors of the Company serving on a Committee of the Board of Directors receives $500 per committee meeting attended. As a result of the Company’s implementation of cost-cutting measures, the Board of Directors agreed to temporarily forgo receipt of fees payable for normal Board services. All Directors are reimbursed for expenses actually incurred in attending meetings of the Board of Directors and its committees.

     Nonemployee Directors have also participated in the Company’s 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which expired in 2003. In May 2003, the Company’s shareholders approved an amendment to the 1990 Stock Option Plan to modify its eligibility requirements to allow nonemployee directors to participate and become eligible to receive awards or options under the Stock Option Plan. The Directors’ Plan provided for an automatic grant of nonqualified stock options to purchase 18,000 shares of Common Stock to nonemployee Directors of the Company on the date such individuals became directors of the Company (the “Initial Grant”), and an option to purchase 8,000 shares of Common Stock on each subsequent annual shareholder meeting date, subject to certain limitations (a “Subsequent Grant”). Options granted in connection with the Initial Grant vest and become exercisable as to 50% of such shares on the twelve month anniversary of the date of such Initial Grant and 25% at each such successive anniversary date thereafter if the holder remains a director on such dates. Subsequent Grants become fully exercisable six months subsequent to the date of grant. Stock options previously issued and outstanding under the Directors’ Plan remain exercisable in accordance with their original terms. No stock options were granted to nonemployee Directors under the Directors’ Plan or the Stock Option Plan in 2004, other than an option to purchase 25,000 shares of common stock granted to Mr. Moffitt in conjunction with his admittance to the Board, as further described below under “Employment Contracts and Change in Control Agreements”.

Compensation Committee Interlocks and Insider Participation

     Gerald L. Cohn, who retired from the Board on August 1, 2004, served as a member of the Company’s Compensation Committee during 2004. Effective January 2001, the Company’s U.K. subsidiary, Diametrics Medical, Ltd., entered into a capital lease agreement with DVI Financial Services, Inc. in the amount of £319,500 (or approximately $466,800 based upon the currency exchange rate between the British pound sterling and the U.S. dollar on the date of the transaction). DVI Financial Services, Inc. was a business unit of DVI, Inc., of which Mr. Cohn was a director and consultant.

Compensation of Executive Officers

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company whose salary and bonus earned in the fiscal year ended December 31, 2004 exceeded $100,000 for services rendered:

SUMMARY COMPENSATION TABLE

				Long-Term
		Annual Compensation		Compensation Awards
				Securities
				Underlying	Restricted	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#)	Stock ($)	Compensation
David B. Kaysen	2004	$385,636	$—	—	$—	$—
President and Chief Executive Officer (1)	2003	347,091	—	500,000	—	—
	2002	21,635	—	400,000	—	—

Steven G. Emery	2004	$187,903	$—	—	$—	$—
Senior Vice President of Worldwide Marketing and Business Development (2)	2003	178,197	—	—	—	—
	2002	38,942	25,000	100,000	—	—

W. Glen Winchell	2004	$215,625	$—	—	$—	$—
Senior Vice President and Chief Financial Officer (3)	2003	80,769	—	200,000	—	—

(1)	Mr. Kaysen joined the Company as President and Chief Executive Officer effective December 2, 2002.

(2)	Mr. Emery joined the Company in October 2002, as Senior Vice President of Worldwide Marketing and Business Development.

(3)	Mr. Winchell joined the Company as Senior Vice President and Chief Financial Officer effective August 4, 2003.

Employment Contracts and Change in Control Agreements

     None of the Company’s executive officers has a written employment agreement. Severance arrangements for Mr. Kaysen and the Company’s other executive officers have been established that provide, under certain circumstances following a “change in control,” for payment of full base salary, bonus and benefits earned through date of termination, lump-sum cash severance payments equal to two times full base salary in effect immediately prior to termination, plus the targeted bonus such executive officers would have earned for the year in which termination is effective (assuming for such purpose the achievement of targeted performance), subject to certain tax adjustments. In addition, severance arrangements have been established for the Company’s executive officers in the event of termination for reasons other than “cause,” providing for the payment of full base salary, bonus and benefits earned through date of termination, and the continuation of payment of the full base salary then in effect for an additional twelve month period, plus the targeted bonus such executive officer would have earned for the year in which termination is effective (assuming for such purpose the achievement of targeted performance).

     On September 8, 2004, the Company entered into an Employment Agreement with William P. Moffitt, pursuant to which Mr. Moffitt has been employed by the Company as its Chairman of the Board. The agreement provides that Mr. Moffitt’s compensation shall consist of a cash salary equal to $100 for each day during which Mr. Moffitt provides service to the Company in his capacity as Chairman, plus an initial stock option grant to purchase 25,000 shares of the Company’s common stock at a per share price equal to $0.17, and a subsequent option grant, upon the occurrence of a recapitalization of the Company, to purchase up to a number of shares of common stock equal to 10% or more of the then outstanding common stock at a per share exercise price equal to the fair market value of a share on the date of grant. Upon a change of control of the Company, Mr. Moffitt will be entitled to certain bonus payments and the vesting of the options may accelerate, depending upon the total aggregate proceeds received by the Company or the Company’s shareholders. Either party may terminate the agreement upon 60 days prior written notice.

     The parties acknowledge that the Company may undertake a recapitalization as part of the implementation of a new strategic plan, the terms and conditions of which are not at this time ascertainable, and have therefore agreed to negotiate in good faith such changes to Mr. Moffitt’s compensation as may then be in their mutual best interests and consistent with the spirit and intent of the agreement.

     As described below in footnote (1) to the table entitled “Aggregate Value of Options Held At December 31, 2004,” the exercisability of options granted to named executive officers is accelerated in the event of a “change in control” involving the Company.

Stock Options

     There were no option grants during the year ended December 31, 2004 to the executive officers named in the “Summary Compensation Table” above. The following table summarizes the value of all options held at December 31, 2004 by the executive officers named in the “Summary Compensation Table” above:

Aggregate Value of Options Held At December 31, 2004

	Number of Unexercised Options		Value of Unexercised In-the-Money
	Held at December 31, 2004 (1)		Options Held at December 31, 2004 (2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
David B. Kaysen	325,000	575,000	$—	$—
Steven G. Emery	50,000	50,000	—	—
W. Glen Winchell	50,000	150,000	—	—

(1)	Each option represents the right to purchase one share of common stock, and all grants to Messrs. Kaysen, Emery and Winchell were made pursuant to the Stock Option Plan. To the extent not already exercisable, the options granted to the named executive officers become exercisable in the event of a “change in control” (as defined in the stock option agreements) involving the Company.

(2)	Value based on the difference between the fair market value of the shares of common stock at December 31, 2004 ($0.043) and the exercise price of the options.

Limitation of Liability and Indemnification of Directors and Officers

     Section 302A.521 of the Minnesota Business Corporation Act provides that unless prohibited or limited by a corporation’s articles of incorporation or bylaws, a corporation must indemnify its current and former officers, directors, employees and agents against expenses (including attorneys’ fees), judgments, penalties, fines and amounts paid in settlement which, in each case, were incurred in connection with actions, suits or proceedings in which such person is a party by reason of the fact that he or she was an officer, director, employee or agent of the corporation, if such person (i) has not been indemnified by another organization or employee benefit plan for the same judgments, penalties, fines, including without limitation, excise taxes assessed against the person with respect to an employee benefit plan, settlements and reasonable expenses, including attorneys’ fees and disbursements, incurred by the person in connection with the proceeding with respect to the same acts or omissions, (ii) acted in good faith, (iii) received no improper personal benefit and statutory procedure has been followed in the case of any conflict of interest by a director, (iv) in the case of any criminal proceedings, had no reasonable cause to believe the conduct was unlawful, and (v) in the case of acts or omissions occurring in the person’s performance in the official capacity of director or, for a person not a director, in the official capacity of officer, committee member, employee or agent, reasonably believed that the conduct was in the best interests of the corporation, or, in the case of performance by a director, officers, employee or agent of the corporation as a director, officer, partner, trustee, employee or agent of another organization or employee benefit plan, reasonably believed that the conduct was not opposed to the best interests of the corporation. Section 302A.521 required the corporation to advance, in certain circumstances and upon written request, reasonable expenses prior to final disposition. Section 302A.521 also permits a corporation to purchase and maintain insurance on behalf of its officers, directors, employees and agents against any liability which may be asserted against, or incurred by, such persons in their capacities as officers, directors, employees and agents of the corporation, whether or not the corporation would have been required to indemnify the person against the liability under the provisions of such section.

     The Company’s Restated Articles of Incorporation limit personal liability for breach of the fiduciary duty of our directors to the fullest extent provided by the Minnesota Business Corporation Act. The Company’s articles of incorporation eliminate the personal liability of directors for damages occasioned by breach of fiduciary duty, except for liability based on (i) the director’s duty of loyalty to the Company, (ii) acts or omissions not made in good faith, (iii) acts or omissions involving intentional misconduct, (iv) payments of improper dividends, (v) violations of state securities laws and (vi) acts occurring prior to the date such provision was added. Any amendment to or repeal of such provision shall not adversely affect any right or protection of a director for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal. The Company’s restated bylaws provide that each director and officer, past or present, and each person who serves or may have served at the Company’s request as a director, officer, employee or agent of another corporation or employee benefit plan and their respective heirs, administrators and executors, will be indemnified by us to such extent as permitted by Minnesota Statutes, Section 302A.521, as now enacted or hereafter amended.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock, as of May 2, 2005 by: (i) each person who is known by the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s executive officers and (iv) all directors and executive officers of the Company as a group:

	Number of Shares
Name of Beneficial Owner	Beneficially Owned (1)	Percent of Class
BCC Acquisition II LLC (2) c/o Bay City Capital LLC 750 Battery Street, Suite 600 San Francisco, CA 94111	373,970,797	91.4%
Monarch Pointe, Ltd. (3) c/o Bank of Ireland Securities Services, Ltd. New Century House International Financial Services Center Mayor Street Lower Dublin 1, Republic of Ireland	57,282,049	62.0%
Mercator Momentum Fund L.P. (4) 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	37,580,772	51.9%
Longview Fund LP (5) 600 Montgomery Street, 44th Floor San Francisco, CA 94111	35,714,650	55.4%
Mercator Momentum Fund III L.P. (6) 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	35,614,176	50.6%
Camden International (7) Charlotte House, Charlotte Street Nassau, Bahamas	20,972,400	37.4%
Longview Equity Fund, LP (8) 600 Montgomery Street, 44th Floor San Francisco, CA 94111	16,777,600	32.3%
Longview International Equity Fund, LP (9) 600 Montgomery Street, 44th Floor San Francisco, CA 94111	8,388,800	19.3%
Mercator Advisory Group LLC (10) 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	4,073,500	10.4%
Mark B. Knudson, Ph.D. (11)	463,620	1.6%
David B. Kaysen (12)	450,000	1.3%
W. Glen Winchell (13)	50,000	*
Steven G. Emery (14)	50,000	*
Carl S. Goldfischer, M.D. (15)	26,000	*
William Moffitt (16)	25,000	*
All directors and executive officers as a group (6 persons)(17)	1,064,620	2.9%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options, warrants or other securities currently exercisable or convertible, or exercisable or convertible within 60 days of May 2, 2005 are deemed outstanding for computing the percentage of the person holding such convertible securities but are not deemed outstanding for computing the percentage of any other person. Shares of Common Stock issuable upon conversion of Preferred Stock are calculated assuming: (i) a market price equal to the closing price of the Company’s Common Stock on May 2, 2005, or $0.018 per share; (ii) a floor price for Series F Shares equal to $0.15 per share; and (iii) a floor price for Series G Shares equal to $0.03 per share. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	As reported in a Schedule 13D/A filed April 13, 2005, includes 4,686,580 shares of Common Stock issuable upon the exercise of outstanding warrants, 352,617,550 shares of Common Stock issuable upon the conversion of 2005 Notes and up to 16,666,667 shares of Common Stock issuable upon conversion of Series G Shares.

(3)	Includes up to 11,113,333 shares of Common Stock issuable upon conversion of Series G Shares, 29,750,000 shares of Common Stock issuable upon the conversion of 2007 Notes and 16,418,716 shares of Common Stock to be issued upon exercise of Common Stock warrants. The shareholder has contractually agreed not to convert Series G Shares or 2007 Notes, as applicable, or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding and, as described in a Schedule 13G/A filed February 14, 2005, disclaims beneficial ownership in excess of 9.99%.

(4)	In addition to 311,024 shares of Common Stock owned, includes up to 2,333,333 shares of Common Stock issuable upon conversion of Series F Shares, 11,110,000 shares of Common Stock issuable upon conversion of Series G Shares, 13,416,650 shares of Common Stock issuable upon the conversion of 2007 Notes and 10,409,765 shares of Common Stock to be issued upon exercise of Common Stock warrants. Mercator Advisory Group LLC is the general partner of Mercator Momentum Fund, L.P. David Firestone, as managing member of Mercator Advisory Group LLC, and as a member of Mercator Group LLC, has voting and investment control over the shares held by Mercator Momentum Fund, L.P. The shareholder has contractually agreed not to convert Series F Shares, Series G Shares or 2007 Notes, as applicable, or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding and, as described in a Schedule 13G/A filed February 14, 2005, disclaims beneficial ownership in excess of 9.99%.

(5)	In addition to 6,353,450 shares of Common Stock owned, includes up to 17,500,000 shares of Common Stock issuable upon conversion of 2007 Notes and 11,861,200 shares of Common Stock to be issued upon exercise of Common Stock warrants. The shareholder has contractually agreed not to convert 2007 Notes or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding.

(6)	In addition to 327,689 shares of Common Stock owned, includes up to 4,333,334 shares of Common Stock issuable upon conversion of Series F Shares, 11,110,000 shares of Common Stock issuable upon conversion of Series G Shares, 9,333,350 shares of Common Stock issuable upon the conversion of 2007 Notes and 10,509,803 shares of Common Stock to be issued upon exercise of Common Stock warrants. Mercator Advisory Group LLC is the general partner of Mercator Momentum Fund III, L.P. David Firestone, as managing member of Mercator Advisory Group LLC, and as a member of Mercator Group LLC, has voting and investment control over the shares held by Mercator Momentum Fund III, L.P. The shareholder has contractually agreed not to convert Series F Shares, Series G Shares or 2007 Notes, as applicable, or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding and, as described in a Schedule 13G/A filed February 14, 2005, disclaims beneficial ownership in excess of 9.99%.

(7)	Includes up to 12,500,000 shares of Common Stock issuable upon conversion of 2007 Notes and 8,472,400 shares of Common Stock to be issued upon exercise of Common Stock warrants. The shareholder has contractually agreed not to convert 2007 Notes or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding.

(8)	Includes up to 10,000,000 shares of Common Stock issuable upon conversion of 2007 Notes and 6,777,600 shares of Common Stock to be issued upon exercise of Common Stock warrants. The shareholder has contractually agreed not to convert 2007 Notes or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding.

(9)	Includes up to 5,000,000 shares of Common Stock issuable upon conversion of 2007 Notes and 3,388,800 shares of Common Stock to be issued upon exercise of Common Stock warrants. The shareholder has contractually agreed not to convert 2007 Notes or to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding.

(10)	Includes up to 4,073,500 shares of Common Stock to be issued upon exercise of Common Stock warrants. Mercator Advisory Group LLC is the general partner of Mercator Momentum Fund III, L.P., Mercator Momentum Fund, L.P. and Mercator Focus Fund, L.P. David Firestone, as managing member of Mercator Advisory Group LLC, and as a member of Mercator Group LLC, has voting and investment control over the shares held by Mercator Momentum Fund III, L.P., Mercator Momentum Fund, L.P., Mercator Focus Fund, L.P. and Mercator Advisory Group LLC. The shareholder has contractually agreed not to exercise warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding and, as described in a Schedule 13G/A filed February 14, 2005, disclaims beneficial ownership in excess of 9.99%.

(11)	Includes 132,500 shares of Common Stock issuable upon the exercise of outstanding options. Includes 156,250 shares of Common Stock beneficially owned by Medical Innovation Fund II (“MIF II”). Dr. Knudson is a general partner of Medical Innovation Partners II, the general partner of MIF II. Dr. Knudson disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest in the partnerships. Excludes 459,254 shares of Common Stock held by Medical Innovation Fund (“MIF”). Medical Innovation Partners (“MIP”) is the general partner of MIF. Dr. Knudson is a partner of MIP. Dr. Knudson disclaims beneficial ownership of such shares except to the extent of his proportionate pecuniary interests in such partnerships.

(12)	Includes 450,000 shares of Common Stock issuable upon exercise of outstanding options.

(13)	Includes 50,000 shares of Common Stock issuable upon exercise of outstanding options.

(14)	Includes 50,000 shares of Common Stock issuable upon exercise of outstanding options.

(15)	Includes 26,000 shares of Common Stock issuable upon exercise of outstanding options.

(16)	Includes 25,000 shares of Common Stock issuable upon exercise of outstanding options.

(17)	See Notes (11) — (16) above.

EQUITY COMPENSATION PLANS

     The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2004.

Number of
securities
remaining
	Number of			available for
	securities to be		Weighted-	future issuance
	issued upon		average	under equity
	exercise of		exercise price	compensation
	outstanding		of outstanding	plans (excluding
	options,		options,	securities
	warrants and		warrants and	reflected in the
Plan Category	rights		rights	first column)
Equity compensation plans approved by security holders (1)	1,422,600	(1)	1.95	2,382,208	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,422,600	(1)	1.95	2,382,208	(2)

(1)	Includes 1,328,600 and 94,000 outstanding stock options issued under the Company’s 1990 Stock Option Plan and 1993 Directors’ Plan (which expired in 2003), respectively.

(2)	Includes shares reserved and available for future issuance under the Company’s equity compensation plans as follows: 1990 Stock Option Plan – 2,355,353 shares, Employee Stock Purchase Plan – 26,855 shares.

Item 13. Certain Relationships and Related Transactions

     Effective January 2001, the Company’s U.K. subsidiary, Diametrics Medical, Ltd., entered into a capital lease agreement with DVI Financial Services in the amount of £319,500 (or approximately $466,800 based upon the currency exchange rate between the British pound sterling and the U.S. dollar on the date of the transaction). The capital lease agreement required principal and interest payments in monthly installments through January 2005, at an annual interest rate of 12%, and was secured by equipment. DVI Financial Services is a business unit of DVI, Inc., of which Mr. Cohn (who retired from the Company’s Board of Directors on August 1, 2004) was a director and consultant.

Item 14. Principal Accounting Fees and Services

     The Audit Committee appointed Virchow, Krause & Company, LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2004. Virchow, Krause & Company, LLP has served as the Company’s independent registered public accountants since September, 2004 and has no relationship with the Company other than that arising from its engagement as independent registered public accountants. KPMG LLP served as the Company’s independent registered public accountants from 1990 to August 9, 2004.

Independent Registered Public Accountants’ Fees

     The following table summarizes the aggregate fees for services performed by the independent registered public accountants engaged by Diametrics Medical, Inc.

Fee Category	2004 Fees	2003 Fees
Audit Fees (a)	$77,000	$112,160

Audit-Related Fees (b)	38,400	58,000

Tax Fees (c)	9,600	21,514

All Other Fees	0	0

Total	$125,000	$191,674

(a) Includes audit fees of $61,000 billed or to be billed to the Company by Virchow, Krause & Company, LLP for review of the Company’s consolidated financial statements for the fiscal year ended December 31, 2004, and audit fees of $128,160 billed to the Company by KPMG LLP for review of the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 and the financial statements included in the Company’s quarterly reports on Form 10-Q for the such fiscal year and the quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

(b) Includes fees $96,400 billed to the Company by KPMG LLP during 2004 and 2003 for audit related services, consisting of the audit of financial statements of certain employee benefit plans, review of registration and proxy statements, and review of selected accounting issues.

(c) Fees for all tax-related services rendered to the Company by KPMG LLP.

Audit Committee Pre-Approval Policy

     In accordance with the Diametrics Medical, Inc. Audit Committee Charter, the Committee has adopted the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

     The Company’s independent auditor will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, the Audit Committee. Such engagement will be pursuant to a written proposal, submitted to the Audit Committee for review and discussion. If acceptable, the Audit Committee will engage the independent auditor pursuant to a written retention agreement, duly approved by the Audit Committee.

     As proscribed by Section 10A(g) of the Securities Exchange Act of 1934, certain non-audit services may not be provided by the Company’s auditor, including:

•	bookkeeping or other services related to the accounting records or financial statements of the Company,

•	financial information systems design and implementation,

•	appraisal or valuation services, fairness opinions, or contribution-in-kind reports,

•	actuarial services,

•	internal audit outsourcing services,

•	management functions or human resource functions,

•	broker or dealer, investment adviser, or investment banking services,

•	legal services and expert services unrelated to the audit; and

•	any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

     With respect to permissible non-audit services, including tax services, the Company’s Chief Financial Officer or Principal Accounting Officer will submit a request to the Audit Committee to retain the Company’s auditor when the management of the Company believes it is in the best interest of the Company to do so. The requesting Company officer will submit specific reasons supporting this determination. In such event, the requesting officer of the Company shall submit a written proposal from the audit firm for the non-audit services, which shall be specific as to the scope of the services to be provided, and the compensation structure. The Audit Committee will review the proposed retention for compliance with three basic principles, violations of which would impair the auditor’s independence: (1) an auditor cannot function in the role of management, (2) an auditor cannot audit his or her own work, and (3) an auditor cannot serve in an advocacy role for the Company. If the Audit Committee determines that the proposed retention does not and will not violate these principles, it may authorize, in writing, the retention of the auditor for the agreed scope of non-audit services and compensation structure.

     From and after the effective date of the Securities and Exchange Commission Rule requiring pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has pre-approved all audit and permissible non-audit services by Virchow, Krause & Company, LLP and KPMG LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

     The following consolidated financial statements of Diametrics Medical, Inc. and Independent Auditors’ Report as of and for the year ended December 31, 2004 are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

     The consolidated financial statements as of December 31, 2003 and for the two years then ended were examined by KMPG LLP. They declined to stand for reappointment and resigned as auditors and principal accountants for the year ended December 31, 2004. Their resignation was concluded after they completed their review of the consolidated financial statements as of and for the three and six-month periods ended June 30, 2004.

     The audit reports of KPMG LLP on the consolidated financial statements of Diametrics Medical, Inc. as of and for the years ended December 31, 2003 and 2002, contained a separate paragraph stating:

     “The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

     Other than such qualification as to uncertainty as a going concern, the aforementioned audit reports of KPMG LLP did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

     In connection with the audits of the consolidated financial statements of the Company for the two years ended December 31, 2003, and the subsequent interim period through August 9, 2004 (the date that KPMG LLP completed its review), there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     Subsequent to the receipt of additional funding on December 15, 2004, the Company advised KPMG LLP that it wanted to engage KPMG LLP to update previous reports in connection with filing the annual report on Form 10-K and various registration statements and amendments thereto. It is anticipated that KPMG LLP will consent to the use of such reports subsequent to completion of the 2004 audit by Virchow Krause & Company, LLP. Such consent has not yet been received and will therefore be filed by amendment to this Form10-K

     2. Financial Statement Schedules

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

     3. Exhibits

Exhibit		Method of
No.	Description	Filing
2.1	Asset Purchase Agreement dated July 17, 2003 between the Company and International Technidyne Corporation	(1)

3.1	Articles of Incorporation of the Company (as amended)	Filed herewith

3.2	Bylaws of the Company (as amended)	(3)

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	(2)

4.2	Certificate of Designations of Series F Convertible Preferred Stock of the Company, dated January 14, 2004 (as amended)	(15)

4.3	Certificate of Designations of Series G Convertible Preferred Stock of the Company, dated May 28, 2004	(11)

10.1*	1990 Stock Option Plan, as amended and restated	(12)

10.2*	1993 Directors’ Stock Option Plan, as amended and restated	(5)

Exhibit		Method of
No.	Description	Filing
10.3*	1995 Equalizing Director Stock Option Plan	(6)

10.4	1995 Employee Stock Purchase Plan (as revised and restated)	(12)

10.5	Common Stock Purchase Agreement, dated June 30, 1998, between the Company and the Purchasers named therein	(7)

10.6	Note Purchase Agreement, dated August 4, 1998, between the Company and the Purchasers named therein	(7)

10.7	Form of Convertible Senior Secured Fixed Rate Note due August 4, 2003	(7)

10.8	Form of Severance Pay Agreement (in the event of Change of Control) dated July 31, 1998, between the Company and its executive officers	(8)

10.9	Form of Severance Pay Agreement (in the event of Termination Without Cause) dated July 31, 1998, between the Company and its executive officers	(8)

10.10	First Amendment to Note Purchase Agreement, dated April 7, 2003, between the Company and the Purchasers named therein	(2)

10.11	Form of First Amended and Restated Convertible Senior Secured Fixed Rate Note due August 4, 2005	(2)

10.12	Amendment to Manufacturing and Distribution Agreement, dated April 10, 2003, between the Company and Philips Medical Systems	(2)

10.13	Subscription Agreement for shares of Series E Convertible Preferred Stock and Common Stock Warrant, dated May 12, 2003, between the Company and the Purchasers named therein	(2)

10.14	Form of Stock Purchase Warrant, dated May 12, 2003	(2)

10.15	Escrow Agreement, dated September 26, 2003, by and among International Technidyne Corporation, the Company and Deutsche Bank Trust Company Americas, as Escrow Agent	(10)

10.16	Subscription Agreement for shares of Series F Convertible Preferred Stock and Common Stock Warrant, dated January 14, 2004, between the Company and the Purchasers named therein	(4)

10.17	Form of Stock Purchase Warrant, dated January 14, 2004	(4)

10.18	Limited Waiver and Amendment, effective as of December 30, 2003, between the Company and the Noteholders named therein	(4)

10.19	Subscription Agreement for shares of Series G Convertible Preferred Stock and Common Stock Warrants, dated May 28, 2004, between the Company and the Purchasers named therein	(11)

10.20	Form of Stock Purchase Warrant, dated May 28, 2004, issued to the purchasers of Series G Convertible Preferred Stock	(11)

10.21	Form of Stock Purchase Warrant, dated May 28, 2004, issued in connection with Series G Convertible Preferred Stock financing	(11)

Exhibit		Method of
No.	Description	Filing
10.22*	Employment Agreement, dated September 8, 2004, between the Company and William P. Moffitt	(13)

10.23	Subscription Agreement, dated December 14, 2004, between the Company and the Subscribers named therein.	(16)

10.24	Form of Fixed Price Convertible Notes due December 15, 2007.	(16)

10.25	Form of Common Stock Purchase Warrant dated December 15, 2004.	(16)

10.26	Security and Pledge Agreement, dated December 15, 2004, between the Company and Barbara R. Mittman as Collateral Agent.	(16)

10.27	Trademark Security Agreement, dated December 15, 2004, between the Company and Barbara R. Mittman as Collateral Agent.	(16)

10.28	Guaranty Agreement, dated December 15, 2004, between TGC Research Limited and Barbara R. Mittman as Collateral Agent.	(16)

10.29	Debenture, dated December 15, 2004, between TGC Research Limited and Barbara R. Mittman as Agent.	(16)

10.30	Charge Over Shares, dated December 15, 2004, between the Company and Barbara R. Mittman as Agent.	(16)

10.31	General Security Agreement, dated December 15, 2004, between TGC Research Limited and BCC Acquisition II LLC as Agent.	(16)

10.32	Trademark Security Agreement, dated December 15, 2004, between TGC Research Limited and BCC Acquisition II LLC as Agent.	(16)

10.33	Patent Security Agreement, dated December 15, 2004, between TGC Research Limited and BCC Acquisition II LLC as Agent.	(16)

10.34	Debenture, dated December 15, 2004, between TGC Research Limited and BCC Acquisition II LLC as Agent.	(16)

10.35	Charge Over Shares, dated December 15, 2004, between the Company and BCC Acquisition II LLC as Agent.	(16)

10.36	Subordination Agreement, dated December 15, 2004, by and between the Company, TGC Research Limited, and the Senior Creditors and Junior Creditors named therein.	(16)

10.37	Consent and Amendment, dated December 15, 2004, among the Company and the Note Holders named therein.	(16)

10.38	Amendment, dated December 15, 2004, among the Company and the holders of the Series G Warrants named therein.	(16)

10.39	Amendment, dated December 15, 2004, among the Company and the holders of the Series F Warrants named therein.	(16)

10.40	Amendment, dated December 15, 2004, among the Company and the holders of the Series E Warrants named therein.	(16)

10.41	Amendment, dated December 15, 2004, among the Company and the holders of the Warrants issued May 28, 2004 named therein.	(16)

Exhibit		Method of
No.	Description	Filing
10.42	Amendment, dated December 15, 2004, among the Company and the holders of the Warrants assigned December 15, 2004.	(16)

10.43	Limited Waiver and Consent, dated May 2, 2005, among the Company and the noteholders named therein	Filed herewith

14	Code of Business Conduct and Ethics for Directors, Officers and Employees	(4)

16	Letter from KPMG LLP to Securities and Exchange Commission	(14)

21	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm—Virchow, Krause & Company, LLP	Filed herewith

23.2	Report of Independent Registered Public Accounting Firm and Consent of KPMG LLP	[To be filed by amendment]

24.1	Power of Attorney (included on signature page of this Report)	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 22, 2003.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 23, 1999.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2004.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed September 17, 2004.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed September 21, 2004.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed December 20, 2004.

(b) See Item 15(a)(3) above.
(c) See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Roseville, State of Minnesota, on May 5, 2005.

DIAMETRICS MEDICAL, INC.

By:	/s/ David B. Kaysen

David B. Kaysen
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 5, 2005.

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint David B. Kaysen and W. Glen Winchell, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the year ended December 31, 2004 of Diametrics Medical, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signature	Title
/s/ David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)
David B. Kaysen

/s/ W. Glen Winchell	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
W. Glen Winchell

/s/ William P. Moffitt	Chairman of the Board
William P. Moffitt

/s/ Carl S. Goldfischer	Director
Carl S. Goldfischer, M.D.

/s/ Mark B. Knudson	Director
Mark B. Knudson, Ph.D.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Shareholders
Diametrics Medical, Inc.:

      Under date of April 28, 2005 (except as to Note 17, as to which the date is May 2, 2005), we reported on the consolidated balance sheet of Diametrics Medical, Inc. as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2004, which are included in the Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

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

s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
April 28, 2005

Schedule II – Valuation and Qualifying Accounts

			Foreign
	Balance at	Charged to	currency
	beginning of	costs and	exchange			Balance at
	period	expenses	rate changes	Deductions		end of period
Allowance for doubtful accounts:
2004	$89,495	$—	$—	$(84,495)	*	$5,000
2003	—	85,661	10,683	(6,849)		89,495
2002	—	—	—	—		—

*	Trade accounts receivable written off against the allowance for doubtful accounts.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Articles of Incorporation of the Company (as amended)

10.43	Limited Waiver and Consent, dated May 2, 2005, among the Company and the noteholders named therein

21	List of Subsidiaries

23.1	Report of Independent Registered Public Accounting Firm and Consent of Virchow, Krause & Company, LLP

24.1	Power of Attorney (included on signature page of this Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002