Form 10-Q
period 2005-03-31
DIAMETRICS MEDICAL INC
filed 2005-06-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     As of May 31, 2005, 35,121,835 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Net revenue	$—	$—
Cost of revenue	—	—

Gross profit	—	—

Operating expenses:
Research and development	456,586	—
Selling, general and administrative	387,146	521,616

Total operating expenses	843,732	521,616

Operating loss	(843,732)	(521,616)
Interest income	—	4,761
Interest expense	(7,515,220)	(371,122)
Other expense, net	(2,790)	(79,296)

Loss before discontinued operations	(8,361,742)	(967,273)

Discontinued operations:
Income (loss) from discontinued operations	14,819	(1,188,678)
Gain on sale of discontinued operations	—	557,052

	14,819	(631,626)

Net loss	(8,346,923)	(1,598,899)
Beneficial conversion feature—preferred stock dividend	—	(665,994)

Loss available to common shareholders	$(8,346,923)	$(2,264,893)

Basic and diluted net loss per common share:
Loss before discontinued operations	$(0.24)	$(0.04)
Discontinued operations:
Loss from discontinued operations	0.00	(0.04)
Gain on sale of discontinued operations	—	0.02

Income (loss) from discontinued operations	0.00	(0.02)

Net loss	$(0.24)	$(0.06)

Loss available to common shareholders	$(0.24)	$(0.08)

Weighted average number of common shares outstanding	35,121,835	28,498,626

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$211,519	$1,095,800
Prepaid expenses and other current assets	88,218	24,815
Assets of discontinued operations	—	25,017

Total current assets	299,737	1,145,632
Property and equipment, net	1,332	3,171
Other assets, net	99,896	107,226

	$400,965	$1,256,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$560,566	$636,055
Accrued interest	853,383	675,843
Other accrued expenses	76,659	42,941
Convertible senior secured fixed rate notes	180,143	28,281
Liabilities of discontinued operations	119,417	93,677

Total current liabilities	1,790,168	1,476,797
Long-term liabilities:
Convertible subordinated debt	8,166,594	988,106

Total liabilities	9,956,762	2,464,903

Shareholders’ deficit:
Preferred stock, $.01 par value: 5,000,000 shares authorized, 25,000 shares issued and outstanding at both March 31, 2005 and December 31, 2004 (liquidation preference of preferred shares is $2,500,000 at March 31, 2005 and December 31, 2004)	250	250
Common stock, $.01 par value: 1,000,000,000 and 200,000,000 shares
authorized at March 31, 2005 and December 31, 2004, 35,121,835 shares issued and outstanding at both dates, respectively;	351,218	351,218
Additional paid-in capital	165,432,535	165,432,535
Accumulated deficit	(175,339,800)	(166,992,877)

Total shareholders’ deficit	(9,555,797)	(1,208,874)

	$400,965	$1,256,029

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,346,923)	$(1,598,899)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss from discontinued operations	—	1,188,678
Gain on sale of discontinued operations	—	(557,052)
Income on liquidation of discontinued operations	(14,819)	—
Depreciation and amortization	9,169	12,668
Accretion of convertible notes	7,330,350	233,186
Stock-based compensation	—	40,156
Expense related to warrant repricing	—	90,674
Prepaid expenses and other current assets	(63,403)	103,429
Accounts payable	(75,489)	275,339
Accrued interest	177,540	126,782
Other accrued expenses	33,718	(169,238)
Deferred credits and revenue	—	1,245

Net cash used in continuing operating activities	(949,857)	(253,032)

Cash flows from investing activities:
Other	—	8,634

Net cash provided by investing activities	—	8,634

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock and common stock warrants	—	1,262,539

Net cash provided by (used in) financing activities	—	1,262,539

Net cash provided by (used in) discontinued operations	65,576	(524,523)

Net increase (decrease) in cash and cash equivalents	(884,281)	493,618
Cash and cash equivalents at beginning of period	1,095,800	170,692

Cash and cash equivalents at end of period	$211,519	$664,310

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Effective January 16, 2004, the Company completed a $1.5 million financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a noncash charge to retained earnings and treated as a reconciling item on the Statements of Operations to adjust the reported net loss to loss available to common shareholders.

DIAMETRICS MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments and revenue recognition and accounts receivable, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No other changes to the Company’s critical accounting policies have been made during the quarter ended March 31, 2005.

     These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Description of the Business. Diametrics Medical, Inc., is a medical device company. It’s focus has changed significantly over the past 18 months. On November 1, 2004, the Company terminated all of its employees in the United Kingdom and all but four of its employees in the United States. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of its wholly-owned subsidiary in the United Kingdom, Diametrics Medical Limited (“DML”). The Company has created a new, wholly-owned subsidiary called TGC Research Limited (“TGC”), which acquired certain assets, including equipment and intellectual property, from the liquidator of DML in January 2005. TGC was formed as a research and development organization, focusing initially on the development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients, in a hospital setting, at the point-of-patient care.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly-owned subsidiaries, TGC Research Limited and Diametrics Medical, Ltd. All material inter-company accounts and transactions have been eliminated.

     Research and Development. Research and development costs relate to new product development and are expensed as incurred.

     Net Loss Per Common Share. Basic loss per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

     The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	March 31,	December 31,
	2005	2004
Common stock options	1,422,600	1,422,600
Common stock warrants	66,811,426	66,811,426
Convertible senior secured fixed rate notes	2,013,430	2,013,430
Convertible preferred stock-Series F	6,666,667	6,666,667
Convertible preferred stock-Series G	25,000,000	25,000,000
Restricted stock	64,251	64,251

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates primarily relate to the assessment of the fair value of long-lived assets and accounting for debt and equity transactions. Actual results could differ from those estimates.

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

	Three months ended March 31,
	2005	2004
Loss available to common shareholders, as reported	$(8,346,923)	$(2,264,893)
Stock-based employee compensation expense included in net loss available to common shareholders	—	40,156
Total stock-based employee compensation expense determined under fair value-based method for all awards	(130,488)	(254,805)

Pro forma net loss available to common shareholders	$(8,477,411)	$(2,479,542)

Loss available to common shareholders:
Basic and diluted, as reported	$(0.24)	$(0.08)

Basic and diluted, proforma	$(0.24)	$(0.09)

     No new options were issued during the three months ended March 31, 2005 and 2004.

Recently Issued Accounting Pronouncements

     In June 2005, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

(2) GOING CONCERN

     Although the Company discontinued all its operations in October 2004, it did obtain additional funding in December 2004 and again in May 2005 for a new product research project started in early 2005. The accompanying financial statements have therefore been prepared on a going-concern basis. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses, negative cash flows and uncertainties regarding the Company’s ability to successfully develop, produce and market a new product or products. The financial statements would require additional adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities if the Company is unable to continue as a going concern.

     The Company is planning to use available funds to develop new products aimed at continuous glucose monitoring in critically ill patients. It believes its experience with in-vivo measurement systems positions it well to develop such products. Planning efforts are projected to continue through summer 2005.

     The Company will be required to raise additional capital in order to sustain and fund its operations over the long term. Initial projections by management indicated a need for $10 million to $15 million, which may be adjusted as the Company develops its business plan and evaluates further the costs of product development and sales and marketing programs. The Company currently has no available lines of credit or other credit facilities and is not certain that it can obtain financing or, if it is available, whether it will be on acceptable terms. The Company may pursue the issuance of additional equity or debt securities to the extent funding raised from other business alternatives is not sufficient to meet its funding requirements. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, the Company may be subject to restrictive covenants that could limit its operating flexibility. While management believes that the Company will be able to raise adequate funding to meet its operational requirements, there can be no assurance that adequate funds will be available when needed and on acceptable terms. If the Company is unable to obtain additional financing when needed, it would be required to significantly scale back development plans and reduce the scope of its operations or cease operations entirely.

(3) BORROWINGS

     The following is a rollforward of the Company’s borrowings from December 31, 2004 to March 31, 2005:

	Convertible senior
	secured fixed rate	Convertible
	notes	subordinated debt
Balance at December 31, 2004	$28,281	$988,106

Principal payments	—	—
Accretion of interest	151,862	7,178,488

Balance at March 31, 2005	$180,143	$8,166,594

     Principal payments of $56,250 are due on a monthly basis for the convertible senior secured fixed rate notes beginning August 1, 2005. The face amount of those notes is $1,800,000. Principal payments for the convertible subordinated debt are not due until the convertible senior fixed rate notes are repaid. The face amount of that debt is $7,300,000. The carrying amount of that debt of $8,166,594 includes unamortized debt premium of $895,508 at March 31, 2005.

(4) ASSET PURCHASE

     On January 14, 2005, the Company announced that its wholly-owned subsidiary in the United Kingdom, TGC, had acquired certain assets out of liquidation from the liquidator of DML. DML was formerly a wholly-owned subsidiary of the Company that was placed into liquidation in November 2004. The assets purchased by TGC included certain equipment and intellectual property, including certain trademarks. The purchased assets are expected to form the core of a new product research and development program that TGC will begin implementing in 2005. This R&D program initially will be focused on bringing to market a line of products aimed at monitoring and controlling glucose on a continuous basis in critically ill patients. The cost of purchasing the assets was approximately $333,000, which was funded by proceeds from the sale of Convertible Senior Secured Notes dated December 15, 2004. The cost of the assets was charged to research and development expense at the date of the acquisition as they have no alternative use.

(5) SHAREHOLDERS’ DEFICIT

     On March 18, 2005, the Company’s shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.

(6) SUBSEQUENT EVENT

     On May 2, 2005, the Company arranged an additional loan of $150,000 on the same terms as borrowings under the Convertible Senior Secured Notes dated December 15, 2004. It expects to use the proceeds to continue planning for its new product development. Warrants to purchase an additional 3,750,000 shares of common stock were also issued to the lenders.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q of Diametrics Medical, Inc. for the quarter ended March 31, 2005 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control, and we remain subject to various risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; the availability of key management and other personnel, and other risks and uncertainties, including those described in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2004.

OVERVIEW

     The focus of the Company has changed significantly from the quarter ended March 31, 2004 to the quarter ended March 31, 2005. On November 1, 2004, we terminated all of our employees in the United Kingdom and all but four of our employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of the Company’s wholly-owned subsidiary in the United Kingdom, Diametrics Medical Limited (“DML”). The Company subsequently created a new, wholly-owned subsidiary in the United Kingdom, TGC Research Limited (“TGC”), which acquired certain equipment and intellectual property from the liquidator of DML in the first quarter of 2005.

     TGC was created to become a research and development organization, focusing initially on the development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting at the point-of-patient care. During the past three years, clinical practice patterns in intensive care units around the world have changed dramatically. Clinical evidence, we believe, has conclusively demonstrated that maintaining patients within strict glycemic limits (a clinical practice known as tight glycemic control) can dramatically reduce mortality, risk of infection and other complications. We believe that optimal glycemic control can only be achieved by the continuous monitoring of glucose, a measurement modality that is not currently available in intensive care units. We believe that clinically accurate glucose measurements can only be achieved by in-vivo measurement. Our new focus initially will be to develop a product system that will effectively and accurately measure, on a continuous basis, glucose in the critically ill patient. We expect this product offering will allow clinicians around the world to maintain tight glycemic control in this patient population, which we believe, represents a significant business opportunity.

     During the first quarter ended March 31, 2004 and thereafter to November 1, 2004, our only business was the development, manufacturing and distribution of blood and tissue monitoring systems that provided continuous diagnostic information at the point-of-patient care. That business, known as Diametrics Medical, Ltd., was acquired in late 1996 and operated as a wholly-owned subsidiary of the Company, with manufacturing, research and development and marketing operations located in High Wycombe, England. Blood and tissue analysis is an integral part of patient diagnosis and treatment and timely access to certain measurements is critical to effective patient care. We believed that use of our systems would result in more timely decisions by providing accurate and continuous test results at the patient’s bedside, thereby reducing the time spent in critical care settings. Our monitoring systems had also recently been used in several biotech applications to provide continuous measurement of environments surrounding cell research and growth. Most of those utilizations had been on a trial basis, although others had generated revenue from systems and sensor sales.

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

     The results of operation for the continuous monitoring business have been reported as discontinued operation for each quarter presented in this report. Revenues of the continuous monitoring business, included in discontinued operations, were $25,562 and $651,016, respectively for the quarters ended March 31, 2005 and 2004. Income (loss) attributable to that business during those periods were $14,819 and ($1,188,678), respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. There have been no changes to the Company’s significant accounting policies during 2005. In addition, there were no debt or equity instruments issued during the three months ended March 31, 2005.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 Compared to March 31, 2004

     Revenue and Cost of Revenue. As a result of discontinued operations, the Company has no revenue or cost of revenue related to continuing operations.

     Operating Expenses. Total operating expenses for the quarter ended March 31, 2005 totaled $843,732, an increase of $322,116 or 62% relative to 2004. The increase in expense reflects the Company’s increase in research and development from $0 for the three months ended March 31, 2004 to $456,586. Approximately $333,000 relates to the expensing of assets purchased from the Company’s former subsidiary, DML, with the remaining expenditures spent on developing the assets that were purchased. The decrease in selling, general and administrative costs related to the overall reduction in general administrative staff from March 31, 2004 to March 31, 2005.

     Other Income (Expense). The significant changes between periods in net other income and expense occurred primarily as a result of the accounting treatment for the issuance of additional debt and the modification of debt. The expensing of the beneficial conversion feature and other debt discounts related to the Company’s debt obligations resulted in the recognition of $7,330,350 of interest expense.

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

     The Company recorded a gain on liquidation of $14,819 for the three months ended March 31, 2005 as a result of the sale of the remaining inventory balances on hand. In addition, as a result of recording DML as a discontinued operation, the Company recognized a loss from discontinued operations of $1,188,678 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

     At March 31, 2005, the Company had negative working capital of approximately $1,490,000, compared with negative working capital of approximately $284,000 at March 31, 2004, after restatement of the balance sheet for the impact of discontinued operations. Cash of $212,000 represented 71% of total current assets at March 31, 2005. Current liabilities of $1,790,000 at that date consisted primarily of $1,491,000 in accounts payable and accrued expenses and $180,000 in current maturities of long-term debt. The Company used the net proceeds from $1,800,000 of Convertible Senior Notes funded on December 15, 2004, after banking, legal and accounting fees related to that financing, to pay certain critical liabilities. Others have been negotiated or are being paid over several months.

     The Company is monitoring its cash position carefully and is evaluating its future operating cash requirements in the context of its strategy, business objectives and expected business performance. Cash on hand at March 31, 2005 was expected to provide two to three months of funding as the Company developed plans for its new product development activities. An additional $150,000 was borrowed on May 2, 2005 and additional amounts will likely be required to complete that planning. After receipt of the $150,000 in May 2005, the Company had available funds of $250,000. Operations used about $100,000 in April 2005 and $150,000 in May 2005 and it is expected that requirements will be in that range in future months, excluding incremental accounting, auditing and legal fees related to filings with the Securities and Exchange Commission and any initial new product development costs.

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

     Income Tax Carryforwards. At December 31, 2004, the Company had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $139,500,000 and $1,493,000, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of the Company’s net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $107 million thereafter).

     Before the Company uses any of the carryforwards, the Company may undertake a change in ownership study.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to market risk from foreign exchange rate fluctuations of the British pound sterling to the U.S. dollar as the financial position and operating results of the Company’s U.K. subsidiary, TGC, are translated into U.S. dollars for consolidation. The Company is presently considering certain product development contracts with European based businesses. Such contracts would likely be denominated in Euros which would also create market risk as funds were transferred from the U.S. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds to its U.K. subsidiary in British pounds sterling. The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company’s debt obligations as of March 31, 2005 related to its convertible senior secured notes bear interest at prime plus 4%. The convertible senior secured notes have a face value of $1,800,000 at March 31, 2005. A 1% increase in the prime rate would increase interest expense by $18,000 on an annual basis. The Company’s convertible subordinated notes are at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

     As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls over financial reporting.

     During the quarter ended March 31, 2005, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     At a special meeting held on March 18, 2005, the Company’s shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000. The increase was approved with 26,773,144 shares voting for, 307,450 shares voting against and 14,730 shares abstaining.

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

Dated: June 13, 2005