Form 10-Q
period 2005-06-30
DIAMETRICS MEDICAL INC
filed 2005-09-15
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                         Commission file number 0-21982

                            DIAMETRICS MEDICAL, INC.
                 Incorporated pursuant to the Laws of Minnesota
                                -----------------

       Internal Revenue Service -- Employer Identification No. 41-1663185

         3050 Centre Pointe Drive, Suite 150, Roseville, Minnesota 55113
                                 (651) 639-8035

                                ----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


      As of August 31, 2005, 35,121,835 shares of Common Stock were outstanding.

================================================================================

                            DIAMETRICS MEDICAL, INC.

                                                                                     PAGE
PART I -- FINANCIAL INFORMATION
   ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   CONSOLIDATED STATEMENTS OF OPERATIONS:
                   Three Months and Six Months Ended June 30, 2005 and 2004           3
                   CONSOLIDATED BALANCE SHEETS as of June 30, 2005 and
                   December 31, 2004                                                  4
                   CONSOLIDATED STATEMENTS OF CASH FLOWS:
                   Six Months Ended June 30, 2005 and 2004                            5
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6
   ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                   AND FINANCIAL CONDITION                                            9
   ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11
   ITEM 4.         CONTROLS AND PROCEDURES                                            11
PART II -- OTHER INFORMATION
   ITEM 1.         LEGAL PROCEEDINGS                                                  12
   ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        12
   ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                    12
   ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12
   ITEM 5.         OTHER INFORMATION                                                  12
   ITEM 6.         EXHIBITS                                                           12
   SIGNATURES                                                                         13

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                              ---------------------------   ---------------------------
                                                                  2005           2004           2005           2004
                                                              ------------   ------------   ------------   ------------
Net revenue                                                   $         --   $         --   $         --   $         --
Cost of revenue                                                         --             --             --             --
                                                              ------------   ------------   ------------   ------------
   Gross profit                                                         --             --             --             --
                                                              ------------   ------------   ------------   ------------
Operating expenses:
   Research and development                                         20,846             --        477,432             --
   Selling, general and administrative                             397,757        456,575        784,903        978,191
                                                              ------------   ------------   ------------   ------------
   Total operating expenses                                        418,603        456,575      1,262,335        978,191
                                                              ------------   ------------   ------------   ------------
Operating loss                                                    (418,603)      (456,575)    (1,262,335)      (978,191)
Interest income                                                         --          2,254             --          7,015
Interest expense                                                  (212,342)      (540,294)    (7,727,562)      (911,416)
Other expense, net                                                   3,298         82,964            508          3,668
                                                              ------------   ------------   ------------   ------------
Loss before discontinued operations                               (627,647)      (911,651)    (8,989,389)    (1,878,924)
Discontinued operations:
   Income (loss) from discontinued operations                         (319)    (1,461,247)        14,500     (2,649,925)
   Gain on sale of discontinued operations                              --             --             --        557,052
                                                              ------------   ------------   ------------   ------------
                                                                      (319)    (1,461,247)        14,500     (2,092,873)
                                                              ------------   ------------   ------------   ------------
Net loss                                                          (627,966)    (2,372,898)    (8,974,889)    (3,971,797)
   Beneficial conversion feature -- preferred stock dividend            --     (1,067,650)            --     (1,773,664)
   Deemed dividend on preferred stock                                   --     (1,050,690)            --     (1,050,690)
                                                              ------------   ------------   ------------   ------------
Loss available to common shareholders                         $   (627,966)  $ (4,491,238)  $ (8,974,889)  $ (6,756,131)
                                                              ============   ============   ============   ============
Basic and diluted net loss per common share:
   Loss before discontinued operations                        $      (0.02)  $      (0.10)  $      (0.26)  $      (0.16)
   Discontinued operations:
        Loss from discontinued operations                             0.00          (0.05)          0.00          (0.09)
        Gain on sale of discontinued operations                         --             --             --           0.02
                                                              ------------   ------------   ------------   ------------
        Net loss from discontinued operations                         0.00          (0.05)          0.00          (0.07)
                                                              ------------   ------------   ------------   ------------
   Loss available to common shareholders                      $      (0.02)  $      (0.15)  $      (0.26)  $      (0.23)
                                                              ============   ============   ============   ============
Weighted average number of common shares outstanding            35,121,835     30,298,741     35,121,835     29,398,683
                                                              ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                     2005            2004
                                                                                               ---------------  ---------------
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                                                 $        14,151  $     1,095,800
     Prepaid expenses and other current assets                                                          77,557           24,815
     Assets of discontinued operations                                                                      --           25,017
                                                                                               ---------------  ---------------
        Total current assets                                                                            91,708        1,145,632
   PROPERTY AND EQUIPMENT, NET                                                                               0            3,171
   OTHER ASSETS, NET                                                                                    92,696          107,226
                                                                                               ---------------  ---------------
                                                                                               $       184,404  $     1,256,029
                                                                                               ===============  ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
   CURRENT LIABILITIES:
     Accounts payable                                                                          $       664,302  $       636,055
     Accrued interest                                                                                  980,406          675,843
     Other accrued expenses                                                                             41,370           42,941
     Convertible senior notes                                                                          354,504           28,281
     Liabilities of discontinued operations                                                            107,232           93,677
                                                                                               ---------------  ---------------
        Total current liabilities                                                                    2,147,815        1,476,797
   LONG-TERM LIABILITIES:
     Convertible subordinated debt                                                                   8,085,351          988,106
                                                                                               ---------------  ---------------
        Total liabilities                                                                           10,233,166        2,464,903
                                                                                               ---------------  ---------------
   SHAREHOLDERS' DEFICIT:
     Preferred stock, $.01 par value: 5,000,000 shares authorized, 25,000 shares issued and outstanding at both June 30, 2005 and December 31, 2004
      (liquidation preference of preferred shares is $2,500,000 at June 30, 2005
       and December 31, 2004)                                                                              250              250
     Common stock, $.01 par value: 1,000,000,000 and 200,000,000 shares  authorized at June
      30, 2005 and December 31, 2004, 35,121,835 shares issued and outstanding at both dates,
      respectively                                                                                     351,218          351,218
     Additional paid-in capital                                                                    165,567,535      165,432,535
     Accumulated deficit                                                                          (175,967,766)    (166,992,877)
                                                                                               ---------------  ---------------
        Total shareholders' deficit                                                                (10,048,762)      (1,208,874)
                                                                                               ---------------  ---------------
                                                                                               $       184,404  $     1,256,029
                                                                                               ===============  ===============

See accompanying notes to consolidated financial statements.

                            DIAMETRICS MEDICAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED,
                                                                                                JUNE 30
                                                                                    -------------------------------
                                                                                        2005              2004
                                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $   (8,974,889)  $   (3,971,797)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Loss from discontinued operations                                                         --         2,649,925
     Gain on sale of discontinued operations                                                   --          (557,052)
     Income on liquidation of discontinued operations                                      (14,500)             --
     Depreciation and amortization                                                          17,701           25,336
     Accretion of convertible notes                                                      7,408,468          476,027
     Stock-based compensation                                                                  --            80,312
     Expense related to warrant repricing                                                      --           161,191
        Prepaid expenses and other current assets                                          (52,742)         155,501
        Accounts payable                                                                    28,247          194,901
        Accrued interest                                                                   937,465          253,832
        Other accrued expenses                                                            (634,473)        (110,631)
        Deferred credits and revenue                                                           --             1,245
                                                                                    --------------   --------------
          Net cash used in continuing operating activities                              (1,284,721)        (641,210)
                                                                                    --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Other                                                                                       --            17,268
                                                                                    --------------   --------------
          Net cash provided by investing activities                                            --            17,268
                                                                                    --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                                150,000              --
                                                                                    --------------   -------------
   Net proceeds from the issuance of preferred stock and common stock warrants                 --         2,667,957
                                                                                    --------------   --------------
          Net cash provided by (used in) financing activities                              150,000              --
                                                                                    --------------   -------------
          Net cash provided by (used in) discontinued operations                            53,072       (1,676,814)
                                                                                    --------------   --------------
          Net increase (decrease) in cash and cash equivalents                          (1,081,649)         367,201
Cash and cash equivalents at beginning of period                                         1,095,800          170,692
                                                                                    --------------   --------------
Cash and cash equivalents at end of period                                          $       14,151   $      537,893
                                                                                    ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                         $           --    $          --

                            DIAMETRICS MEDICAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      The Company has identified certain of its significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position and which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address the accounting for and classification of debt and equity instruments and revenue recognition and accounts receivable, each more fully described under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. No other changes to the Company's critical accounting policies have been made during the quarter ended June 30, 2005.

      These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      DESCRIPTION OF THE BUSINESS. Diametrics Medical, Inc. has been involved with the development, production and distribution of medical devices since its inception. Its focus has changed significantly over the past 2 years. On November 1, 2004, the Company terminated all of its employees in the United Kingdom and all but four of its employees in the United States. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of the Company's wholly-owned subsidiary in the United Kingdom, Diametrics Medical Limited ("DML"). The Company created a new, wholly-owned subsidiary in the United Kingdom, TGC Research Limited ("TGC"), which acquired certain assets, including equipment and intellectual property, from the liquidator of DML in January 2005. TGC was formed as a research and development organization, and began exploring the potential development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients. TGC suspended all business activities during the three months ended June 30, 2005, pending further evaluation of the feasibility of developing such products and the availability of long-term funding sources. TGC had no employees as of June 30, 2005.

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

      NET LOSS PER COMMON SHARE. Basic loss per share ("EPS") is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company's common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

      The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

                                        JUNE 30,     DECEMBER 31,
                                          2005           2004
                                      ------------   ------------
Common stock options                       406,600     1,422,600
Common stock warrants                   70,561,426    66,811,426
Convertible senior notes               360,000,000     2,013,430
Convertible subordinated debt           97,500,000            --
Convertible preferred stock-Series F     6,666,667     6,666,667
Convertible preferred stock-Series G    25,000,000    25,000,000
Restricted stock                            64,251        64,251

      USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates primarily relate to the assessment of the fair value of long-lived assets and accounting for debt and equity transactions. Actual results could differ from those estimates.

      STOCK BASED COMPENSATION. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock incentives to employees and directors. As a result, no compensation expense related to employees' and directors' stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company's stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, the Company's net loss per share would have increased to the pro forma amounts indicated below:

                                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------   ---------------------------
                                                                    2005           2004           2005           2004
                                                                ------------   ------------   ------------   ------------
Loss available to common shareholders, as reported              $   (627,966)  $ (4,491,238)  $ (8,974,889)  $ (6,756,131)
Stock-based employee compensation expense included in net loss
  available to common shareholders                                        --         40,156             --         80,312
Total stock-based employee compensation expense determined
  under fair value-based method for all awards                       (38,059)      (214,649)      (168,547)      (429,298)
                                                                ------------   ------------   ------------   ------------
Pro forma net loss available to common shareholders             $   (666,025)  $ (4,665,731)  $ (9,143,436)  $ (7,105,117)
                                                                ============   ============   ============   ============
Loss per share available to common shareholders:
   Basic and diluted, as reported                               $      (0.02)  $      (0.15)  $      (0.26)  $      (0.23)
                                                                ============   ============   ============   ============
   Basic and diluted, proforma                                  $      (0.02)  $      (0.15)  $      (0.26)  $      (0.24)
                                                                ============   ============   ============   ============

      No new options were issued during the six months ended June 30, 2005 and 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2005, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No.
3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

(2) GOING CONCERN

      Although the Company discontinued all its product development, production and distribution activities during the fourth quarter of 2004, it did subsequently obtain additional funding in December 2004 and again in May 2005 to pursue a new product research project. That project was started in early 2005 and has been suspended pending identification of long-term funding sources and further evaluation of the feasibility of such a project. The Company is currently negotiating additional longer-term funding, without which the Company will be unable to meet its debt obligations and working capital needs. The accompanying financial statements have been prepared on a going-concern basis. The report of the Company's independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses, negative cash flows and uncertainties regarding the Company's ability to successfully develop, produce and market a new product or products. The financial statements would require additional adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities if the Company is unable to continue as a going concern.

      The Company will be required to raise additional capital in order to develop its business plan and to sustain and fund operations over the long term. The Company currently has no available lines of credit or other credit facilities. The Company may pursue the issuance of additional equity or debt securities. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, the Company may be subject to restrictive covenants that could limit its operating flexibility. There can be no assurance that adequate funds will be available when needed and on acceptable terms. If the Company is unable to obtain additional financing, it will be required to cease operations entirely.

(3) CONVERTIBLE DEBT

      The following is a rollforward of the Company's convertible debt from December 31, 2004 to June 30, 2005:

                              CONVERTIBLE SENIOR     CONVERTIBLE
                                    NOTES         SUBORDINATED DEBT
                              ------------------  -----------------
Balance at December 31, 2004      $   28,281         $  988,106
   Net additions                      15,000                 --
   Principal payments                     --                 --
   Accretion of interest             311,223          7,097,245
                                  ----------         ----------
Balance at June 30, 2005          $  354,504         $8,085,351
                                  ==========         ==========

      Principal payments of $56,250 are due on a monthly basis for the convertible senior secured fixed rate notes beginning August 1, 2005. The face amount of those notes is $1,800,000. The Company has not paid the August or September 2005 installments and is therefore in default at the date of this filing. The Company is negotiating a waiver with the creditors as part of its current negotiations for additional financing.

      Principal payments for the convertible subordinated debt are not due until the convertible senior fixed rate notes are repaid. The face amount of that debt is $7,300,000. The carrying amount of that debt of $8,085,351 includes unamortized debt premium of $811,553 at June 30, 2005.

      On May 2, 2005, the Company entered into a subscription agreement with certain institutional investors (the "Subscribers") for a new round of financing in the amount of $150,000. The Convertible Senior Notes are due May 2, 2008, with principal and interest payable in cash or registered shares over a 32-month period beginning 120 days after closing. Interest on the notes is at prime plus 4% with a floor of 8% (10.00% at June 30, 2005). The agreement calls for an additional 2% interest per month on all outstanding obligations under the note in the event of default, until the event of default is cured. The conversion price of the notes is fixed at $0.02 per share, subject to adjustment depending upon the market price of the Company's common stock. Of the total 7,500,000 shares that the debt is convertible into, no shares had been reserved at June 30, 2005.

      The Subscribers also received warrants (the "Warrants") to purchase up to 3,750,000 shares of the Company's common stock at an exercise price of $0.02 per share. The Warrants expire on May 2, 2010.

      The Company determined the relative fair value was $68,927 for the debt and $66,072 for the warrants. The application of the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" resulted in the calculation of an embedded beneficial conversion feature in the Convertible Senior Notes, which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature of $68,927 was limited to the relative fair value allocated to the debt. $3,750 of the beneficial conversion feature was amortized into interest expense for the quarter ended June 30, 2005.

      The relative fair value of the warrants issued was determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 208%, expected life of 5 years, risk free interest rate of 4.02% and no dividends. The effective interest rate on the notes is approximately 128%.

(4) ASSET PURCHASE

      On January 14, 2005, the Company's wholly-owned subsidiary in the United Kingdom, TGC, acquired certain assets out of liquidation from the liquidator of DML. The assets purchased by TGC included certain equipment and intellectual property, including certain trademarks. All of the purchased assets, except certain intellectual property, were subsequently abandoned. The remaining intellectual property may be used in connection with new product research and development if considered feasible and if additional funding is secured. The cost of purchasing the assets was approximately $333,000, which was funded by proceeds from the sale of Convertible Senior Secured Notes dated December 15, 2004. The cost of the assets was charged to research and development expense at the date of the acquisition as they have no alternative use.

(5) SHAREHOLDERS' DEFICIT

      On March 18, 2005, the Company's shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q of Diametrics Medical, Inc. for the quarter ended June 30, 2005 contains forward-looking statements, principally in the sections entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition." Generally, you can identify these statements because they use words like "anticipates," "believes," "expects," "future," "intends," "plans," and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

      We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control, and we remain subject to various risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; the availability of key management and other personnel, and other risks and uncertainties, including those described in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2004.

OVERVIEW

      The focus of the Company changed significantly from the quarter ended June 30, 2004 to the quarter ended June 30, 2005. On November 1, 2004, we terminated all of our employees in the United Kingdom and all but four of our employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of the Company's wholly-owned subsidiary in the United Kingdom, Diametrics Medical Limited ("DML"). The Company subsequently created a new, wholly-owned subsidiary in the United Kingdom, TGC Research Limited ("TGC"), which acquired certain equipment and intellectual property from the liquidator of DML in the first quarter of 2005. TGC was created as a research and development organization, focusing initially on the potential development of a line of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. It has suspended all business activities, pending further evaluation of the feasibility of developing such products and the availability of long-term funding sources.

      During the six months ended June 30, 2004 and thereafter to November 1, 2004, our only business was the development, manufacturing and distribution of blood and tissue monitoring systems that provided continuous diagnostic information at the point-of-patient care. That business was acquired in late 1996 and operated primarily within a wholly-owned subsidiary of the Company, Diametrics Medical, Ltd. Its manufacturing, research and development and marketing operations were located in High Wycombe, England. Blood and tissue analysis is an integral part of patient diagnosis and treatment and timely access to certain measurements is critical to effective patient care. We believed that use of our systems would result in more timely decisions by providing accurate and continuous test results at the patient's bedside, thereby reducing the time spent in critical care settings. Our monitoring systems had also recently been used in several biotech applications to provide continuous measurement of environments surrounding cell research and growth. Most of those utilizations had been on a trial basis, although others had generated revenue from systems and sensor sales.

      The results of operation for the continuous monitoring business have been reported as discontinued operations for each period presented in this report. Revenues of the continuous monitoring business included in discontinued operations were $7,516 and $33,078 respectively for the three months and six months ended June 30, 2005, and were $644,279 and $1,295,295 respectively, for the three months and six months ended June 30, 2004. The net attributable to that business during the three months and six months ended June 30, 2004 was $1,461,247. The loss was immaterial in 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. There have been no changes to the Company's significant accounting policies during 2005.

RESULTS OF OPERATIONS

      REVENUE AND COST OF REVENUE. As a result of discontinued operations, the Company has no revenue or cost of revenue related to continuing operations.

      OPERATING EXPENSES. Total operating expenses were $418,603 for the three months and $1,262,335 for the six months ended June 30, 2005. All research and development expenses incurred in 2004 are included in discontinued operations. General and administrative expenses decreased $58,818 for the three months and $193,288 for the six months ended June 30, 2005 as the Company significantly reduced its staff. Research and development expense for the six months ended June 30, 2005 included approximately $333,000 related to the expensing of assets purchased from the liquidation of the Company's former subsidiary, DML, and expenses of starting a new product development project which was suspended during the three months ended June 30, 2005.

      INTEREST EXPENSE. The significant changes between periods in interest expense occurred primarily as a result of the accounting treatment for the issuance of additional debt and the modification of debt. The expensing of the beneficial conversion feature and other debt discounts related to the Company's debt obligations resulted in the recognition of $7,330,350 of interest expense for the six months ended June 30, 2005.

      DISCONTINUED OPERATIONS. On October 4, 2004, the Company concluded that it was no longer able to fund the operations of DML. The Directors of DML then ceased all operations in the U.K. and, effective November 1, 2004, terminated all of its employees there. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company assessed the measurement date for the sale transaction as the date of Director approval, October 4, 2004. As prescribed by SFAS No. 144, the Company began reporting the results of operations of DML as discontinued operations for all periods presented effective as of the year ended December 31, 2004. The Company recorded a loss of $2.4 million in November as a result of the liquidation of DML.

      The Company recorded a gain on liquidation of $14,500 for the six months ended June 30, 2005 as a result of the sale of the remaining inventory balances on hand. In addition, as a result of recording DML as a discontinued operation, the Company recognized a loss from discontinued operations of $1,461,247 for the three months and $2,649,925 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of the Company's independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if the Company is unable to continue as a going concern.

      At June 30, 2005, the Company had negative working capital of $2,056,107, compared with negative working capital of $331,165 at June 30, 2004, after restatement of the balance sheet for the impact of discontinued operations. Cash of $14,151 represented 15% of total current assets at June 30, 2005. Current liabilities of $2,147,815 at that date consisted of $1,686,078 in accounts payable and accrued expenses and $354,504 in current maturities of long-term debt. The Company used the net proceeds from the Convertible Senior Notes ($1,800,000 funded on December 15, 2004) after banking, legal and accounting fees related to the financings, to pay certain critical liabilities. The amounts and timing of payment of remaining liabilities are currently being negotiated with creditors.

      The Company has virtually no remaining cash and no available credit facilities. It is currently evaluating its future cash requirements and potential long-term funding sources. Additional funds will be required to complete a business plan and resume operations.

      There can be no assurance that adequate funds will be available when needed, or on acceptable terms. Management is currently attempting to develop alternatives for the business including, for example, seeking to raise additional funds or identifying a party interested in assuming the business. If the Company is unable to identify an interested party or raise an adequate level of additional capital within 1 to 2 weeks, the Company may cease as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. The Company's debt obligations as of June 30, 2005 related to its convertible senior secured notes bear interest at prime plus 4%. The convertible senior debt has a face value of $1,950,000 at June 30, 2005. A 1% increase in the prime rate would increase interest expense by $19,500 on an annual basis. The Company's convertible subordinated notes are at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls over financial reporting.

      During the quarter ended June 30, 2005, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      On June 17, 2005, David B. Kaysen resigned as President and CEO of Diametrics Medical, Inc. and as a Director of the Company and each of its subsidiaries. The Board of Directors has not selected a replacement nor named an acting President and CEO.

      The Company's wholly-owned subsidiary in the United Kingdom, TGC Research Limited, suspended all business activities during the quarterly period ended June 30, 2005

ITEM 6. EXHIBITS

EXHIBIT                                                               METHOD
NO.                                                                 OF FILING
-------                                                           --------------
31.1  Certification of the Chief Financial Officer pursuant to    Filed herewith
      Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of the Chief Financial Officer pursuant to    Filed herewith
      Section 906 of the Sarbanes-Oxley Act of 2002

                            DIAMETRICS MEDICAL, INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DIAMETRICS MEDICAL, INC.

                           By: /s/ W. Glen Winchell
                               --------------------------------------
                               W. Glen Winchell
                               Senior Vice President and Chief Financial Officer (and Duly Authorized Officer)

Dated: September 15, 2005