Form 10-Q/A
period 2005-06-30
DIAMETRICS MEDICAL INC
filed 2005-09-15
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                  FORM 10-Q/A

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

ITEM 6. EXHIBITS

EXHIBIT                                                               METHOD
NO.                                                                 OF FILING
-------                                                           --------------
31.1  Certification of the Senior Vice President and Chief
      Financial Officer pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002                                  Filed herewith

32.1  Certification of the Senior Vice President and Chief
      Financial Officer pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002                                  Filed herewith

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