Form 10-Q/A
period 2005-06-30
DIAMETRICS MEDICAL INC
filed 2005-12-15
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                ----------------

                         Commission file number 0-21982

                            DIAMETRICS MEDICAL, INC.
                 Incorporated pursuant to the Laws of Minnesota

                                ----------------

       Internal Revenue Service -- Employer Identification No. 41-1663185

        5710 Crescent Park East, Suite 334, Playa Vista, California 90094
                                 (310) 745-1652

         3050 Centre Park Drive, Suite 150, Roseville, Minnesota, 55113
                       (Former name or former address, if
                           changed since last report)

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

      As of December 14, 2005, 35,121,739 shares of Common Stock were outstanding.

================================================================================

                                EXPLANATORY NOTE

We were informed that our previous independent registered public accountants, Virchow, Krause & Company LLP, had not performed a review of our consolidated financial statements as of and for the three and six month periods ended June 30, 2005, which were included in our Form 10-Q for the period ended June 30, 2005, as required by Regulation S-X under the Securities Exchange Act of 1934.

This Amendment No. 2 on Form 10-Q/A amends our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on September 15, 2005, and is being filed to comply with Regulation S-X under the Securities Exchange Act of 1934.

                            DIAMETRICS MEDICAL, INC.

                                                                                                                            PAGE
                                                                                                                            ----
PART I -- FINANCIAL INFORMATION
   ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       CONSOLIDATED STATEMENTS OF OPERATIONS:
                       Three Months and Six Months Ended June 30, 2005 and 2004                                               4
                       CONSOLIDATED BALANCE SHEETS as of June 30, 2005 and December 31, 2004                                  5
                       CONSOLIDATED STATEMENTS OF CASH FLOWS:
                       Six Months Ended June 30, 2005 and 2004                                                                6
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             7
   ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                 12
   ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            14
   ITEM 4.             CONTROLS AND PROCEDURES                                                                               15

PART II -- OTHER INFORMATION
   ITEM 1.             LEGAL PROCEEDINGS                                                                                     15
   ITEM 1A.            RISK FACTORS                                                                                          15
   ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                                                                       16
   ITEM 6.             EXHIBITS                                                                                              16
   SIGNATURES                                                                                                                17

                         PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                 --------------------------------   -------------------------------
                                                                       2005             2004             2005             2004
                                                                 ---------------   --------------   --------------   --------------
                                                                  (as restated)                     (as restated)
Net revenue                                                      $            --   $           --   $           --   $           --
Cost of revenue                                                               --               --               --               --
                                                                 ---------------   --------------   --------------   --------------
   Gross profit                                                               --               --               --               --
                                                                 ---------------   --------------   --------------   --------------
Operating expenses:
   Research and development                                               20,846               --          477,432               --
   Selling, general and administrative                                   397,128          456,575          784,903          978,191
                                                                 ---------------   --------------   --------------   --------------
   Total operating expenses                                              417,974          456,575        1,262,335          978,191
                                                                 ---------------   --------------   --------------   --------------
Operating loss                                                          (417,974)        (456,575)      (1,262,335)        (978,191)
Interest income                                                               --            2,254               --            7,015
Interest expense                                                      (6,061,177)        (540,294)      (8,482,307)        (911,416)
Gain on change in fair value of warrant liability                        919,696               --        1,680,494               --
Other expense, net                                                         3,298           82,964            1,137            3,668
                                                                 ---------------   --------------   --------------   --------------
Loss before discontinued operations                                   (5,556,157)        (911,651)      (8,063,011)      (1,878,924)
Discontinued operations:
   Income (loss) from discontinued operations                               (319)      (1,461,247)          14,500       (2,649,925)
   Gain on sale of discontinued operations                                    --               --               --          557,052
                                                                 ---------------   --------------   --------------   --------------
                                                                            (319)      (1,461,247)          14,500       (2,092,873)
                                                                 ---------------   --------------   --------------   --------------
Net loss                                                              (5,556,476)      (2,372,898)      (8,048,511)      (3,971,797)
   Beneficial conversion feature -- preferred stock dividend                  --       (1,067,650)              --       (1,773,664)
   Deemed dividend on preferred stock                                         --       (1,050,690)              --       (1,050,690)
                                                                 ---------------   ---------------  --------------   --------------
Loss available to common shareholders                            $    (5,556,476)  $   (4,491,238)  $   (8,048,511)  $   (6,796,151)
                                                                 ===============   ==============   ==============   ==============
Basic and diluted net loss per common share:
   Loss before discontinued operations                           $         (0.16)  $        (0.10)  $        (0.23)  $        (0.16)
   Discontinued operations:
        Loss from discontinued operations                                  (0.00)           (0.05)            0.00            (0.09)
        Gain on sale of discontinued operations                               --               --               --             0.02
                                                                 ---------------   --------------   --------------   --------------
        Net loss from discontinued operations                              (0.00)           (0.05)            0.00            (0.07)
                                                                 ---------------   ---------------  --------------   --------------
   Loss available to common shareholders                         $         (0.16)  $        (0.15)  $        (0.23)  $        (0.23)
                                                                 ===============   ==============   ==============   ==============
Weighted average number of common shares outstanding                  35,121,739       30,298,741       35,121,739       29,398,683
                                                                 ===============   ==============   ==============   ==============

See accompanying Notes to Consolidated Financial Statements.

                            DIAMETRICS MEDICAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2005              2004
                                                                      ----------------    ---------------
                                                                         (UNAUDITED)
                                                                        (as restated)
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents                                        $         14,151    $     1,095,800
     Prepaid expenses and other current assets                                  77,557             24,815
     Assets of discontinued operations                                              --             25,017
                                                                      ----------------    ---------------
        Total current assets                                                    91,708          1,145,632
   PROPERTY AND EQUIPMENT, NET                                                      --              3,171
   OTHER ASSETS, NET                                                            20,596            107,226
                                                                      ----------------    ---------------
                                                                      $        112,304    $     1,256,029
                                                                      ================    ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
   CURRENT LIABILITIES:
     Accounts payable                                                 $        476,287    $       636,055
     Accrued interest                                                               --            675,843
     Other accrued expenses                                                    228,758             42,941
     Convertible senior notes                                                       --             28,281
     Liabilities of discontinued operations                                    107,232             93,677
                                                                      ----------------    ---------------
        Total current liabilities                                              812,277          1,476,797
   LONG-TERM LIABILITIES:
     Convertible debts, net of unamortized discount
      of $127,500 (unaudited) and $8,111,894 at
      June 30, 2005 and December 31, 2004, respectively                      9,122,500            988,106
     Accrued interest on convertible debts                                     980,406                 --
     Warrant and registration rights liabilities                             1,451,109                 --
                                                                      ----------------    ---------------
        Total liabilities                                                   12,366,292          2,464,903
                                                                      ----------------    ---------------
   SHAREHOLDERS' DEFICIT:
     Preferred stock, $0.01 par value: 5,000,000 shares
       authorized, 10,000 Series F shares and 15,000 Series
       G shares issued and outstanding at June 30, 2005                            250                250
     Common stock, $0.01 par value: 1,000,000,000 shares
       authorized, 35,121,739 shares issued and outstanding                    351,218            351,218
     Additional paid-in capital                                            162,435,932        165,432,535
     Accumulated deficit                                                  (175,041,388)      (166,992,877)
                                                                      ----------------    ---------------
        Total shareholders' deficit                                        (12,253,988)        (1,208,874)
                                                                      ----------------    ---------------
                                                                      $        112,304    $     1,256,029
                                                                      ================    ===============

See accompanying Notes to Consolidated Financial Statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED,
                                                                                                  JUNE 30
                                                                                      --------------------------------
                                                                                             2005            2004
                                                                                      --------------    --------------
                                                                                      (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                           $   (8,048,511)   $   (3,971,797)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Accumulated other comprehensive loss                                                         --            35,569
     Income on liquidation of discontinued operations                                        (14,500)               --
     Depreciation and amortization                                                            89,801           206,523
     Accretion of convertible notes and amortization of debt issue costs                   7,189,418           455,792
     Stock based compensation and expense related to warrant repricing                            --           161,191
   Changes in Operating Assets and Liabilities:
     Gain on change in warrant liabilities                                                (1,680,494)               --
        Prepaid expenses and other assets                                                    (27,725)          172,769
        Accounts receivable                                                                       --            69,260
        Inventories                                                                               --           391,226
        Accounts payable                                                                    (131,713)          230,402
        Accrued interest                                                                     937,465                --
        Other accrued expenses                                                              (447,085)          163,466
        Deferred credits and revenue                                                              --          (788,474)
                                                                                      --------------    ---------------
          Net cash used in continuing operating activities                                (1,231,650)       (2,874,260)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of discontinued operations                                                  --           720,169
                                                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                                  150,000                --
   Principal payments on capital lease obligations                                                --           (79,026)
   Net proceeds from the issuance of preferred stock and common stock warrants                    --         2,667,957
                                                                                      --------------    --------------
          Net cash provided by financing activities                                          150,000         2,588,931
                                                                                      --------------    --------------
          Net increase (decrease) in cash and cash equivalents                            (1,081,650)          434,840
Cash and cash equivalents at beginning of period                                           1,095,800           315,176
                                                                                      --------------    --------------
Cash and cash equivalents at end of period                                            $       14,151    $      750,016
                                                                                      ==============    ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                           $           --    $           --

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

      The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty. These are characterized as "critical accounting policies" and address the accounting for and classification of debt and equity instruments' revenue recognition and accounts receivable, each more fully described under "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      DESCRIPTION OF THE BUSINESS. Diametrics Medical, Inc. was involved with the development, production and distribution of medical devices since its inception. All operations of the Company were discontinued during the past 12 months, and all but two of the Company's employees were terminated as of June 30, 2005.

      On December 2, 2005, certain convertible debt holders of the Company sold their securities, representing approximately 64% of the fully diluted common stock, to Ocean Park Advisors, LLC ("Ocean Park") and M.A.G. Capital LLC ("MAG"). In connection with this transaction, two principals of Ocean Park were appointed to the Board of Directors and were elected as to serve as Chief Executive Officer and Chief Financial Officer / Secretary of the Company, and the existing officers and members of the Board of Directors resigned. The Company is seeking strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. Such strategic alternatives may not involve the development of medical devices, and the nature of the Company's future business may differ significantly from its historical focus. There can be no assurance that financing for acquisitions will be available or that a merger with another business can be arranged. See Note 7 for further information.

      RESTATEMENTS. The Company recorded amortization of discounts of convertible notes to interest expense incorrectly during the three and six months ended June 30, 2005. In addition, the Company did not record the effects of penalty clauses associated with Registration Rights granted in connection with the issuance of $1.8 million of convertible senior secured notes, and did not record warrant liabilities at fair value and nor adjust fair value, at each balance sheet date, in accordance with Emerging Issues Task Force No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." of the Financial Accounting Standards Board (see below). The effects are as follows:

                                                                              GAIN ON
                                                      INTEREST EXPENSE   WARRANT LIABILITIES
                                                      ----------------   -------------------
As reported, three months ended June 30, 2005         $        212,342   $                --

Adjustment                                                   5,848,835               919,696
                                                      ----------------   -------------------

As restated, three months ended June 30, 2005         $      6,061,177   $           919,696
                                                      ================   ===================

As reported, six months ended June 30, 2005           $      7,727,562   $                --

Adjustment                                                     754,745
                                                      ----------------   -------------------

As restated, six months ended June 30, 2005           $      8,482,307   $         1,680,494
                                                      ================   ===================

                                            REGISTRATION
                                               RIGHTS          WARRANT
                                             LIABILITY        LIABILITY
                                            ------------     -----------
As reported, June 30, 2005                  $         --     $        --
Adjustments                                      587,109         684,000
                                            ------------     -----------
As restated, June 30, 2005                  $    587,109     $   684,000
                                            ============     ===========

      PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly-owned subsidiary, TGC Research Limited ("TGC"). All material inter-company accounts and transactions have been eliminated.

      ACCOUNTING FOR CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT AND PREFERRED STOCK. The Company's derivative financial instruments consist of embedded derivatives related to the convertible senior secured notes (see
Note 3). These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement as the debt was not considered conventional as defined in EITF 05-2, The Meaning of "Conventional Convertible Debt Instruments" in issue No. 00-19). The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible senior notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and record them at fair value at each reporting date. The fair value of such options and warrants were reclassified as liabilities from additional paid-in capital at June 30, 2005. Any change in fair value is to be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The derivatives were valued at June 30, 2005 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 176%; estimated life ranging from 1.7 to 4.6 years and risk-free interest rate of 4.38%. The derivatives are classified in the consolidated balance sheets as long-term liabilities.

      In addition, in accordance with EITF No. 00-19, the Company accrues all penalty clauses associated with the registration rights. In connection with the Company's issuance of $1.8 million of senior secured convertible debt, the Company was required to register the underlying shares within a specified period of time or incur a 2% penalty per month. As a result, the Company recorded a registration rights liability in the amount of $864,000 for a period of twenty four months.

      EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments where derivative accounting (explained above) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted using the effective interest method over the term of the debt.

      PER SHARE INFORMATION Basic loss per share ("EPS") is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company's common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

      The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

                                              JUNE 30,       DECEMBER 31,
                                                2005             2004
                                           -------------     ------------
Common stock options                             406,600       1,422,600
Common stock warrants                         70,561,426      66,811,426
Convertible subordinated debt                365,000,000       2,013,430
Convertible senior notes                      97,500,000              --
Convertible preferred stock-Series F           6,666,667       6,666,667
Convertible preferred stock-Series G          50,000,000      25,000,000
Restricted stock                                  64,251          64,251

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

                                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------------   -----------------------------
                                                                        2005             2004            2005             2004
                                                                   -------------    -------------   -------------    -----------

Loss available to common shareholders, as restated                 $  (5,556,476)   $  (4,491,238)  $  (8,048,511)   $  (6,796,151)
Stock-based employee compensation expense included in net loss
  available to common shareholders                                            --           40,156              --           80,312
Total stock-based employee compensation expense determined
  under fair value-based method for all awards                           (13,029)        (214,649)       (143,517)        (429,298)
                                                                   -------------    -------------   -------------    -------------
Pro forma net loss available to common shareholders                $  (5,569,505)   $  (4,665,731)  $  (8,192,028)   $  (7,145,137)
                                                                   =============    =============   =============    =============
Loss per share available to common shareholders:
   Basic and diluted, as restated                                  $       (0.16)   $       (0.15)  $       (0.23)   $       (0.23)
                                                                   =============    =============   =============    =============
   Basic and diluted, pro forma                                    $       (0.16)   $       (0.15)  $       (0.23)   $       (0.24)
                                                                   =============    =============   =============    =============

      No stock options were granted under the Company stock option plans during the three and six months ended June 30, 2005 and 2004.

(2) GOING CONCERN

      During the past 12 months, the Company (see Note 7) discontinued all of its operations. In a series of transactions in December 2005, involving a change of control of the majority of fully-diluted common stock and the exchange of certain convertible debt and equity securities, the Company settled approximately $9,234,000 principal amount of debt together with all outstanding accrued interest by exchange into Series H and Series I convertible preferred stock, received a capital contribution from BCC Acquisition II, LLC ("BCCAII") in the amount of $148,929 to pay certain expenses and secured new financing in the amount of $750,000 through the issuance of Senior Secured Convertible Notes. These proceeds are being used to settle balances outstanding with certain creditors, to pay legal, accounting, and consulting fees, and to fund operating expenses and working capital for a period of four to six months.

      During this period, the Company will attempt to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. There can be no assurance that further financing for acquisitions will be available or that a merger with another business can be arranged. If additional financing or other strategic alternatives are not consummated within four to six months, the Company will not be able to continue as a going concern.

      The accompanying financial statements have been prepared on a going-concern basis. The report of the Company's independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern as a result of recurring losses, negative cash flows and uncertainties regarding the Company's ability to successfully develop, produce and market a new product or products, to raise additional capital, or to develop other strategic alternatives. The financial statements would require additional adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities if the Company is unable to continue as a going concern.

      The Company will be required to raise additional capital in order to pursue strategic alternatives and to sustain and fund operations over the long term. The Company currently has no available lines of credit or credit facilities. We may issue additional equity or debt securities. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged.

(3) CONVERTIBLE DEBT

      The following is a rollforward of the Company's convertible debt from December 31, 2004 to June 30, 2005:

                                                                   CONVERTIBLE
                                           CONVERTIBLE SENIOR     SUBORDINATED
                                           SECURED NOTES, NET       DEBT, NET
                                           ------------------     -------------
Balances at December 31, 2004                  $   28,281         $     988,106
   Net new additions at carrying value             15,000                    --
   Principal payments                                  --                    --
   Accretion of interest due to discount        1,779,219             6,311,894
                                               ----------         -------------
Balances at June 30, 2005                      $1,822,500         $   7,300,000
                                               ==========         =============

      Under the terms of the $1,800,000 convertible senior secured notes, monthly principal payments of $56,250 together with accrued interest were due and payable in arrears on a monthly basis beginning May 1, 2005 through December 14, 2007. The Company did not pay any such installments and therefore was in default as of June 30, 2005. Since the debt was in default as of June 30, 2005, the Company charged the unamortized discount to interest expense in the amount of $1,467,996. See Note 7 for a discussion of the subsequent retirement of this debt.

      Under the terms of a standstill agreement among the holders of the $7,300,000 convertible subordinated debt originally due August 4, 2005, the Company's obligation to make principal and interest payments on the subordinated debt was deferred until the convertible senior secured notes are repaid on December 14, 2007. Accordingly, the carrying value of the debt of $988,106 at December 31, 2004, was being accreted over the extended term of 36 months. Since the Company is in default on the convertible senior secured notes, the $7.3 million of convertible subordinated debt is also in default. As a result, during the three and six months ended June 30, 2005, the Company charged the unamortized discounts in the amount of $5,776,736 to interest expense. See Note 7 for a discussion of the subsequent retirement of principal amount $7,284,083 of this debt; a principal amount of $15,917 remains outstanding as of the date of this report, as the holder had not accepted the terms of the exchange.

      On May 2, 2005, the Company issued convertible senior notes in the amount of $150,000. The notes are due May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. Interest on the notes is at prime plus 4.0% with a floor of 8.0% (10.0% at June 30, 2005). The agreement calls for an additional 2% interest per month on all outstanding obligations under the note in the event of default, until the event of default is cured. The conversion price of the notes is fixed at $0.02 per share, subject to adjustment depending upon the market price of the Company's common stock. Of the total 7,500,000 shares that the debt is convertible into, no shares had been reserved at June 30, 2005. The holders of these notes also received warrants expiring on May 2, 2010 to purchase up to 3,750,000 shares of the Company's common stock at an exercise price of $0.025 per share. The warrants have been reflected as warrant liabilities in the accompanying balance sheet in the amount of $57,771. See Note 7 for a discussion of the subsequent retirement of this debt. The fair value of the warrants issued was determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 176%, expected life of 5 years, risk free interest rate of 4.38% and no dividends.

      Subsequent to June 30, 2005, the Company exchanged all but $15,917 of the $9,250,000 outstanding principal balance under the convertible debt discussed above, together with accrued interest, for Series H and Series I Convertible Preferred stock. The Company will record a charge to operations for any remaining unamortized discount as of the date of exchange. The Company has classified these amounts under the Long-Term Liabilities section of the consolidated balance sheet as of June 30, 2005 as a result of the exchange.

(4) ASSET PURCHASE

      On January 14, 2005, the Company's wholly-owned subsidiary in the United Kingdom, TGC, acquired certain assets out of liquidation from the liquidator of Diametrics Medical Ltd. ("DML"). The assets purchased by TGC included certain equipment and intellectual property, including certain trademarks. All of the purchased assets, except certain intellectual property, were subsequently abandoned. The carrying cost of the assets was charged to research and development expense at the date of the acquisition as they have no alternative use.

(5) INCOME TAXES

      As of the date of this report, the Company has not filed its Federal and State income tax returns which were due to be filed on or before September 15, 2005. The Company expects these returns to be filed by December 31, 2005. Due to the change in ownership which occurred on December 2, 2005, the Company's net operating losses will be substantially limited as to use in the future.

(6) SHAREHOLDERS' DEFICIT

      On March 18, 2005, the Company's shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.

(7) SUBSEQUENT EVENTS

      On November 21, 2005, BCC Acquisition II, LLC ("BCCAII") and certain of the holders of the Company's 2005 Subordinated Convertible Notes (the "2005 Noteholders"), who collectively beneficially owned securities representing approximately 64% of the fully diluted common stock of the Company, entered into an agreement to sell such securities to Ocean Park Advisors, LLC, a California-based advisory firm ("OPA"), and M.A.G. Capital, LLC ("MAG"), a current shareholder of the Company, for a nominal amount of cash. The Company entered into an escrow agreement with BCCAII, OPA and MAG, pursuant to which BCCAII deposited into escrow with OPA an aggregate of $148,929. Following the close of this transaction on December 2, 2005, a portion of such escrowed funds was released to the Company and used to pay certain expenses and settle with certain creditors, as set forth in two separate letter agreements between BCCAII and the Company. The Company also entered into a general release of claims in favor of BCCAII and the 2005 Noteholders, and BCCAII provided a similar release to the Company.

      In connection with the closing of this transaction, the resignations of the existing members of the Board of Directors became effective and W. Bruce Comer III and Heng Chuk, principals of OPA, became the sole members of the Board. Additionally, W. Glen Winchell resigned as the Registrant's Chief Financial Officer, and Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer / Secretary of the Company, respectively.

      On December 6, 2005, the Company concluded an exchange of certain securities. MAG, its affiliated funds, and other investors who held the Company's 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, the Senior Secured Convertible Notes issued May 2, 2005, and Series F and G Convertible Preferred Stock exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the "Series H"), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the "Series I"). Pursuant to this exchange, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled. 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

      The Series H is non-voting; has a liquidation preference of $100 per share; and is convertible, at any time, into shares of the Company's common stock at a conversion price of $0.0001, provided that the Series H may be converted only to the extent that such conversion would not cause the beneficial ownership of its holder and its affiliates to exceed 9.99% of the common stock of the Company then outstanding.

      The Series I has one vote for each share of the Company's common stock into which it can be converted; has a liquidation preference of $100 per share; and has certain anti-dilution rights; and is convertible, at any time, into shares of the Company's common stock at a conversion price of $0.0001, provided that, for a period of time, the Series I may be converted only to the extent that such conversion would not cause the beneficial ownership of its holder and its affiliates to exceed 9.99% of the common stock of the Company then outstanding.

      Also on December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan the Company up to $375,000 (total of up to $750,000), in the form of Convertible Secured Promissory Notes (the "Convertible Notes"), to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. Each (two agreements) of the Convertible Notes will bear interest at a rate of 10% per annum; be due and payable on November 30, 2008; be convertible into 80.67 million shares (161.34 million shares for both arrangements) of the Company's common stock and be secured by all of the assets of the Company. Accrued interest under the Notes will be convertible to common stock based on a conversion price equal to the higher of $0.01 per share or the average of the share price recorded at the close of the 10 trading days prior to the date of conversion. On December 6, 2005, the Company made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 may be drawn down upon demand by the Company, subject to the approval of OPA. No warrants to purchase common stock were issued in connection with these agreements. The agreements require the Company to make its best efforts to register the securities with the SEC; however, the are no stipulated damages for non-registration. Management has yet to establish the value of the beneficial conversion feature; however, it is expected to equal the original amount of the notes of $750,000. The discount will be amortized over the term of the notes.

      As a result of the transactions described above, most of the Company's senior debt issued prior to December 6, 2005 was retired. Since the exchange was made among control persons, no gain will be recorded to operations. The Company will an increase to additional paid-in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

      The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

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

      We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control, and we remain subject to various risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; the availability of key management and other personnel, and other risks and uncertainties, including those described in our Form 10-K filed with the U.S. Securities and Exchange Commission for the fiscal year ended December 31, 2004.

OVERVIEW

      Diametrics Medical, Inc., was involved with the development, production and distribution of medical devices since its inception. During the past 12 months, we discontinued all operations, and, as described in Note 7, control of the Company changed as of December 2, 2005. As of the date of this report, we have substantially no assets and only two employees. We are now seeking strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. There can be no assurance that we will be successful in obtaining such financing, or arranging for a strategic acquisition or merger, and if we cannot do so within the next four to six months, We will be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      ESTIMATES. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. There have been no changes to our significant accounting policies during 2005.

      ACCOUNTING FOR BENEFICIAL CONVERSION FEATURES AND WARRANTS ISSUED WITH CONVERTIBLE DEBT AND PREFERRED STOCK. EITF Issue No. 00-19. Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the "embedded" conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt or preferred stock contract. EITF 00-19's criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a

"conventional convertible debt instrument" from some of the criteria. We report the value of the underlying warrants outstanding at fair value and record the fluctuation to the fair value of the warrant liability to current operations under "Gain (Loss) on Change in Fair Value of Warrant Liability" in the accompanying consolidated statement of operations.

      EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" requires calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts are accreted using the effective interest method over the term of the debt, and charged to retained earnings on preferred stock upon issuance.

RESTATEMENT

      Prior management recorded amortization of discounts of convertible notes to interest expense incorrectly due to computational errors during the three and six months ended June 30, 2005. In addition, prior management did not record warrant liabilities at fair value and did not adjust fair value, at each balance sheet date, in accordance with Emerging Issues Task Force No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" of the Financial Accounting Standards Board. In our restatement, we valued a warrant liability at in the amount of $2,267,603 then recorded the changes in fair value of the warrant liability in the amounts of $919,696 and $1,680,494 for the three months and six ended June 30, 2005, respectively.

RESULTS OF OPERATIONS

      REVENUE AND COST OF REVENUE. As a result of discontinued operations, we have no revenue or cost of revenue related to continuing operations.

      OPERATING EXPENSES. Total operating expenses were $417,947 for the three months and $1,262,335 for the six months ended June 30, 2005. All research and development expenses incurred in 2004 are included in discontinued operations. General and administrative expenses decreased $59,447 for the three months and $193,288 for the six months ended June 30, 2005 as compared to the same periods in 2004, due to the significant reductions in our staff. Research and development expense for the six months ended June 30, 2005 included approximately $333,000 related to the expensing of assets purchased from the liquidation of our former subsidiary, DML, and expenses of starting a new product development project which was suspended during the three months ended June 30, 2005.

      INTEREST EXPENSE. The significant changes between periods in interest expense occurred primarily as a result of the accounting treatment for the issuance of additional debt and the modification of debt. The expensing of the beneficial conversion feature and other debt discounts related to our debt obligations resulted in the recognition of $8,091,112 of non-cash interest expense for the six months ended June 30, 2005.

      GAIN ON CHANGE IN FAIR VALUE OF WARRANT LIABILITY. On December 14, 2004, we amended the terms of our $7.3 million principal amount of Subordinated Convertible Notes, and issued an additional $1.8 million of Senior Secured Convertible Notes. Pursuant to this transaction, the conversion features of the warrants previously issued to holders of the Senior Secured Convertible Notes were amended. During the six months ended June 30, 2005, we recorded a $1,680,494 gain on the change in the fair value of the warrant liability. The change is due to a decrease in the market price of our common stock from December 31, 2004 to June 30, 2005.

      DISCONTINUED OPERATIONS. On October 4, 2004, we concluded that we were no longer able to fund the operations of DML. The Board of Directors of DML then ceased all operations in the U.K. and, effective November 1, 2004, terminated all of the employees there. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we assessed the measurement date for the sale transaction as the date of the Board of Directors' approval, October 4, 2004. As prescribed by SFAS No. 144, we began reporting the results of operations of DML as discontinued operations for all periods presented effective as of the year ended December 31, 2004. We recorded a loss of $2.4 million in November as a result of the liquidation of DML.

      We recorded a gain on liquidation of $14,500 for the six months ended June 30, 2005 as a result of the sale of the remaining inventory balances on hand. In addition, as a result of recording DML as a discontinued operation, we recognized a loss from discontinued operations of $1,461,247 and $2,649,925 for the three and six months ended June 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

      At June 30, 2005, we had negative working capital of $720,569. As of June 30, 2005, our cash balance was $14,151. Current liabilities of $812,277 at that date consisted of $704,045 in accounts payable and accrued expenses. We used the proceeds from the issuance of Convertible Senior Notes ($1,800,000 funded on December 15, 2004 and $150,000 funded on May 2, 2005) net of issuance costs, to pay certain critical liabilities.

      As of June 30, 2005, we had $9,122,500 of debt (net of discount of $127,500) and $980,406 of accrued interest outstanding. As described in Note 7 to the Consolidated Financial Statements, the outstanding debt and accrued interest were exchanged for Convertible Preferred Stock on December 6, 2005.

      On December 2, 2005, pursuant to the transaction described in Note 7 to the Consolidated Financial Statements, we entered into an escrow agreement with BCCAII, OPA and MAG, pursuant to which BCCAII agreed to deposit in escrow an aggregate of $148,929 with OPA. A portion of such escrowed funds was designated for use by us in order to pay certain expenses and settle with certain creditors. As of the date of this report, $116,500 of such escrowed funds have been released to us.

      On December 6, 2005, we concluded an exchange of our convertible debt and preferred stock. This exchange involved the retirement of most of our existing secured debt, including most of the 2005 Subordinated Convertible Notes, all of the 2007 Senior Secured Convertible Notes, and all of the Senior Secured Convertible Notes issued May 2, 2005. In connection with this exchange, we obtained financing of $750,000 through the issuance of Senior Secured Convertible Notes, of which the initial tranche of $450,000 was drawn down on December 6, 2005. The remaining $300,000 may be drawn down by us upon demand, subject to the approval by OPA. The proceeds of the new Notes are being used to settle with certain creditors, to pay legal, accounting, and consulting fees, and to fund operating expenses and working capital for a period of four to six months. The Senior Secured Convertible Notes bear interest at a rate of 10% per annum; are due and payable on November 30, 2008; are convertible into 161.34 million shares of the Company's common stock and are secured by all of our assets. Accrued interest under the these notes are convertible into common stock based on a conversion price equal to the higher of $0.01 per share or the average of the share price recorded at the close of the 10 trading days prior to the date of conversion.

      During the next four to six months, we will seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. There can be no assurance that adequate funds will be available when needed on acceptable terms, or that a strategic alternative can be found. If we are unable to arrange an adequate level of additional capital or consummate a strategic merger or acquisition within four to six months, we will not be able to continue as a going concern.

      INCOME TAX CARRYFORWARDS. At December 31, 2004, we had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $139,500,000 and $1,493,000, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of our net operating loss carryforwards are limited due to a "change in ownership." If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $107 million thereafter). Due to the change in ownership which occurred on December 2, 2005, the Company's net operating losses will be substantially limited as to use in the future.

      OFF BALANCE SHEET ARRANGEMENTS

      We have no significant known off balance sheet arrangements after the exchange in December 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      We do not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. Our debt obligations as of June 30, 2005 related to its convertible senior secured notes bear interest at prime plus 4%. The convertible senior debt has a face value of $1,950,000 at June 30, 2005. A 1% increase in the prime rate would increase interest expense by $19,500 on an annual basis. The Company's convertible subordinated notes are at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures.

      As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls over financial reporting.

      On December 2, 2005, control of the Company changed (as described in Note
7), as disclosed in our Current Report on form 8-K dated December 9, 2005. On December 9, 2005, we changed our independent auditors. Because of these recent changes, the new management has not yet been able to complete an evaluation of our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), or to complete the process of documenting and testing our internal control procedures. We intend to complete our evaluation and satisfy requirements for such internal controls as soon as practicable.

      Subsequent to the change of control of the Company on December 2, 2005, we began implementing certain internal controls that we considered adequate. During the course of our testing we may identify deficiencies that will require remediation. Currently we are not aware of any material weaknesses in our internal control over financial reporting and related disclosures.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On March 24, 2005, a default judgment for the amount of $136,945, relating to our default under the terms of a commercial lease agreement for office space at 293 Great Valley Parkway, Malvern, Pennsylvania, was entered in the Court of Common Pleas, Chester County, Pennsylvania, against the Company in favor of the landlord. In November 2005, we entered into an agreement with the landlord to settle all outstanding claims under the lease for $35,000, which was paid on December 14, 2005.

      On November 21, 2005, we were evicted from our former offices at 3050 Centre Pointe Drive, Roseville, Minnesota, pursuant to an Unlawful Detainer judgment in favor of the landlord. The outstanding contingent liability for past due rent and remaining rent under the lease agreement, net of the security deposit held by the landlord, is approximately $165,000.

ITEM 1A. RISK FACTORS

      As discussed elsewhere in this report, all of our operations were discontinued during the past 12 months. Pursuant to the change in the control of the Company, which occurred on December 2, 2005, we are now seeking strategic alternatives that may not involve the development of medical devices, and which may differ significantly from our historical focus. As such, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, relating to the development of medical devices, intellectual property or competition in the medical device industry, have no applicability to us as of the date of this report.

      Our primary risk as of the date of this report is our ability to arrange strategic alternatives, such as strategic acquisitions or a merger with another business. There can be no assurance that such strategic alternatives can be found on acceptable terms. Furthermore, we will be required to raise additional capital in order to pursue these strategic alternatives and to sustain and fund operations beyond 4-6 months. We currently have no other available lines of credit or credit facilities. We may issue additional equity or debt securities to fund operations or finance strategic alternatives. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. THERE CAN BE NO ASSURANCE THAT ADEQUATE FUNDS WILL BE AVAILABLE WHEN NEEDED AND ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO ARRANGE AN ADEQUATE LEVEL OF ADDITIONAL CAPITAL OR CONSUMMATE A STRATEGIC MERGER OR ACQUISITION WITHIN FOUR TO SIX MONTHS, WE WILL NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      As discussed in Note 3 to the Consolidated Financial Statements, under the terms of the $1,800,000 convertible senior secured notes, monthly principal payments of $56,250 together with accrued interest were due and payable in arrears on a monthly basis beginning May 1, 2005. We did not pay any such installments, and were therefore in default under the notes until they were retired pursuant to the exchange of certain of our securities which occurred on December 6, 2005. See Note 7 to the Consolidated Financial Statements.

      Under the terms of a standstill agreement among the holders of the $7,300,000 convertible subordinated debt due August 4, 2005, our obligation to make principal and interest payments on such subordinated debt was deferred until the convertible senior secured notes were repaid. Pursuant to the exchange of securities which occurred on December 6, 2005, all of the convertible senior secured notes and the principal amount $7,284,083 of the convertible subordinated debt were retired. We therefore are in default of the remaining principal amount of $15,917 of the convertible subordinated debt, plus accrued interest thereunder, as of the date of this report. See Note 7 to the Consolidated Financial Statements.

      On May 2, 2005, we issued convertible senior notes in the amount of $150,000. The notes are due May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. We did not pay any such installments, and were therefore in default under the notes until they were retired pursuant to the exchange of securities which occurred on December 6, 2005. See Note 7 to the Consolidated Financial Statements.

ITEM 6. EXHIBITS

EXHIBIT
  NO.
-------
31.1       Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2       Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1       Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2       Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            DIAMETRICS MEDICAL, INC.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DIAMETRICS MEDICAL, INC.

                                           By:    /s/ Heng Chuk
                                                  -----------------------------
                                                  Heng Chuk
                                                  Chief Financial Officer (and
                                                  Duly Authorized Officer)

Dated: December 14, 2005