Form 10-Q/A
period 2005-06-30
DIAMETRICS MEDICAL INC
filed 2005-12-16
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 3

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

      As of December 15, 2005, 35,121,739 shares of Common Stock were outstanding.

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

This Amendment No. 3 on Form 10-Q/A amends our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on September 15, 2005, and is being filed to comply with Regulation S-X under the Securities Exchange Act of 1934.

                            DIAMETRICS MEDICAL, INC.

                                                                                                                            PAGE
                                                                                                                            ----
PART I -- FINANCIAL INFORMATION
   ITEM 1.             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                                4
                       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       CONSOLIDATED STATEMENTS OF OPERATIONS:
                       Three Months and Six Months Ended June 30, 2005 and 2004                                               5
                       CONSOLIDATED BALANCE SHEETS as of June 30, 2005 and December 31, 2004                                  6
                       CONSOLIDATED STATEMENTS OF CASH FLOWS:
                       Six Months Ended June 30, 2005 and 2004                                                                7
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                             8
   ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION                 13
   ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            15
   ITEM 4.             CONTROLS AND PROCEDURES                                                                               16

PART II -- OTHER INFORMATION
   ITEM 1.             LEGAL PROCEEDINGS                                                                                     16
   ITEM 1A.            RISK FACTORS                                                                                          16
   ITEM 3.             DEFAULTS UPON SENIOR SECURITIES                                                                       17
   ITEM 6.             EXHIBITS                                                                                              17
   SIGNATURES                                                                                                                18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Diametrics Medical, Inc.

We have reviewed the consolidated balance sheet of Diametrics Medical Inc. ("the Company") as of June 30, 2005, and the related consolidated statements of operations for the three and six months ended June 30, 2005, and the consolidated statement of cash flows for the six months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ McKennon Wilson & Morgan LLP

Irvine, California
December 15, 2005

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

Dated: December 16, 2005