Form 10-Q
period 2005-09-30
DIAMETRICS MEDICAL INC
filed 2005-12-16
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of December 15, 2005, 35,121,739 shares of Common Stock were outstanding.

Diametrics Medical, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Diametrics Medical, Inc.
We have reviewed the consolidated balance sheet of Diametrics Medical, Inc. (the “Company’) as of September 30, 2005, and the related consolidated statements of operations for the three and nine month ended September 30, 2005, and the consolidated statement of cash flows for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company’s management.
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
December 16, 2005

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)
DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
Research and development	—	—	477,432	—
Selling, general and administrative	198,394	687,603	983,297	1,665,794

Restructuring and other nonrecurring charges	—	2,018,212	—	2,018,212

Total operating expenses	198,394	2,705,815	1,460,729	3,684,006
Operating loss	(198,394)	(2,705,815)	(1,460,729)	(3,684,006)

Interest expense	(350,493)	(399,437)	(8,832,800)	(1,333,668)
Interest income	—	3,379	—	10,394
Gain on change in fair value of warrant liability	182,306	—	1,863,429	—

Other expense, net	—	46,824	508	(11,050)

Loss before discontinued operations	(366,581)	(3,055,049)	(8,429,592)	(5,018,330)
Discontinued operations:
Income (loss) from discontinued operations	—	(809,040)	—	(3,374,608)
Gain on sale of discontinued operations	—	—	14,500	557,052

Net loss	(366,581)	(3,864,089)	(8,415,092)	(7,835,886)
Beneficial conversion feature—preferred stock dividend	—	—	—	1,733,644
Deemed dividend on preferred stock	—	—	—	1,050,690

Loss available to common shareholders	$(366,581)	$(3,864,089)	$(8,415,092)	$(10,620,220)

Basic and diluted net loss per common share:
Loss before discontinued operations	$(0.01)	$(0.09)	$(0.24)	$(0.25)
Discontinued operations:
Net loss from discontinued operations	—	$(0.02)	—	$(0.09)
Loss available to common shareholders	$(0.01)	$(0.11)	$(0.24)	$(0.34)

Weighted average number of common shares outstanding	35,121,739	34,915,784	35,121,739	31,251,142

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$585	$1,095,800
Prepaid expenses and other current assets	17,447	24,815
Assets of discontinued operations	—	25,017

Total current assets	18,032	1,145,632
Property and equipment, net	—	3,171
Other assets, net	20,596	107,226

	$38,628	$1,256,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$535,518	$636,055
Accrued interest	—	675,843
Other accrued expenses	294,245	42,941
Convertible debt, net of discount of $1,771,719 at December 31, 2004	—	28,281
Liabilities of discontinued operations	107,232	93,677

Total current liabilities	936,995	1,476,797
Long-term liabilities:
Convertible subordinated debt, net of discount of $6,311,894 at December 31, 2004	9,250,000	988,106
Accrued interest	1,203,399	—
Warrant and registration rights liabilities	1,268,803	—

Total liabilities	12,659,197	2,464,903

Shareholders’ deficit:
Preferred stock, $.01 par value: 5,000,000 shares authorized, 25,000 shares issued and outstanding at both September 30, 2005 and December 31, 2004 (liquidation preference of preferred shares is $2,500,000 at September 30, 2005 and December 31, 2004)	250	250
Common stock, $.01 par value: 1,000,000,000; authorized 35,121,739 and 35,121,835 shares issued and outstanding	351,218	351,218
Additional paid-in capital	162,435,932	165,432,535
Accumulated deficit	(175,407,969)	(166,992,877)

Total shareholders’ deficit	(12,620,569)	(1,208,874)

	$38,628	$1,256,029

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended,
	September 30
	2005	2004
Cash flows from operating activities:
Net loss	$(8,415,092)	$(7,835,886)
Adjustments to reconcile net loss to net cash flows from operating activities:
Income on liquidation of discontinued operations	(14,500)	—
Depreciation and amortization	89,801	480,965
Accretion of convertible notes	8,218,612	724,679
Change in fair value of warrant liabilities	(1,862,800)	—
Write-down of assets	—	1,435,000
Stock-based compensation and warrant repricing	—	254,890
Loss on disposal of property and equipment	—	3,723
Recognition of deferred gain on sale of business	—	(718,924)
Accounts receivable	—	202,547
Inventories	—	1,297,999
Prepaid expenses and other current assets	32,385	182,641
Accounts payable	(72,482)	365,491
Accrued interest	1,160,458	—
Other accrued expenses	(381,598)	333,745
Deferred credits and revenue	—	(72,499)

Net cash used in operating activities	(1,245,216)	(3,345,629)

Cash flows from investing activities:
Purchases of property and equipment	—	(239,686)
Release of escrowed proceeds on sale of business	—	720,169

Net cash provided by investing activities	—	480,483

Cash flows from financing activities:
Proceeds from borrowings	150,000	—
Redemption of Preferred Stock	—	(25)
Principal payments on borrowings and capital leases	—	(124,791)
Net proceeds from the issuance of preferred stock and common stock warrants	—	2,667,957
Net proceeds from the issuance of common stock	—	11,834

Net cash provided by (used in) financing activities	150,000	2,554,975
Effect of exchange rate changes on cash and cash equivalents	—	83,467

Net increase (decrease) in cash and cash equivalents	(1,095,216)	(226,704)
Cash and cash equivalents at beginning of period	1,095,800	315,176

Cash and cash equivalents at end of period	$585	$88,472

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$17,950
See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments’ revenue recognition and accounts receivable, each more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     Description of the Business. Diametrics Medical, Inc. was involved with the development, production and distribution of medical devices since its inception. All operations of the Company were discontinued during the past 12 months, and all but one of the Company’s employees were terminated as of September 30, 2005.
     On December 2, 2005, certain convertible debt holders of the Company sold their securities, representing approximately 64% of the fully diluted common stock, to Ocean Park Advisors, LLC (“Ocean Park”) and M.A.G. Capital LLC (“MAG”). In connection with this transaction, two principals of Ocean Park were appointed to the Board of Directors and were elected as to serve as Chief Executive Officer and Chief Financial Officer / Secretary of the Company, and the existing officers and members of the Board of Directors resigned. The Company is seeking strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. Such strategic alternatives may not involve the development of medical devices, and the nature of the Company’s future business may differ significantly from its historical focus. There can be no assurance that financing for acquisitions will be available or that a merger with another business can be arranged. See Note 7 for further information.
     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly-owned subsidiary, TGC Research Limited (“TGC”). All material inter-company accounts and transactions have been eliminated.
     Accounting for Conversion Features and Warrants Issued with Convertible Debt and Preferred Stock. The Company’s derivative financial instruments consist of embedded derivatives related to the convertible senior secured notes (see Note 3). These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement as the debt was not considered conventional as defined in EITF 05-2, The Meaning of “Conventional Convertible Debt Instruments” in issue No. 00-19). The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible senior notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and record them at fair value at each reporting date. The fair value of such options and warrants are classified as liabilities in the accompanying consolidated balance sheets. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The derivatives were valued at September 30, 2005 using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 187%; estimated life ranging from 1.7 to 4.6 years and risk-free interest rate of 4.38%. The derivatives are classified in the consolidated balance sheets as Long-Term Liabilities.
     In addition, in accordance with EITF No. 00-19, the Company accrues all penalty clauses associated with the registration rights. In connection with the Company’s issuance of $1.8 million of senior secured convertible debt, the Company was required to register the underlying shares within a specified period of time or incur a 2% penalty per month within 30 days from the close on December 14, 2004. As a result, the Company recorded a registration rights liability in the amount of $864,000 representing 24 months at 2% per month since registration of securities is outside the control of the Company. This liability is classified in the consolidated balance sheets under Long-Term Liabilities.
     EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments where derivative accounting (explained above) does not apply. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted using the effective interest method over the term of the debt.
     Per Share Information. Basic loss per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of the Company’s common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.
     The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	September 30,	December 31,
	2005	2004
	(UNAUDITED)
Common stock options	406,600	1,422,600
Common stock warrants	70,561,426	66,811,426
Convertible subordinated debt	365,000,000	2,013,430
Convertible senior notes	97,500,000	—
Convertible preferred stock-Series F	6,666,667	6,666,667
Convertible preferred stock-Series G	50,000,000	25,000,000
Restricted stock	64,251	64,251
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Loss available to common shareholders, as reported	$(366,581)	$(3,864,089)	$(8,415,092)	$(10,620,220)
Stock-based employee compensation expense included in net loss available to common shareholders	—	—	—	—
Total stock-based employee compensation expense determined under fair value-based method for all awards	—	(214,649)	(143,518)	429,298)
Pro forma net loss available to common shareholders	$(366,581)	$(4,078,738)	$(8,588,610)	$(11,049,518)
Loss per share available to common shareholders:
Basic and diluted, as reported	$(0.01)	$(0.11)	$(0.24)	$(0.34)
Basic and diluted, pro forma	$(0.01)	$(0.12)	$(0.24)	$(0.35)

8

     No stock options were granted under the Company stock option plans during the three and nine months ended September 30, 2005 and 2004.
(2) GOING CONCERN
     During the past 12 months, the Company (see Note 7) discontinued all of its operations. In a series of transactions in December 2005, involving a change of control of the majority of fully-diluted common stock and the exchange of certain convertible debt and equity securities, the Company settled approximately $9,234,000 principal amount of debt together with all outstanding accrued interest by exchange into Series H and Series I convertible preferred stock, received a capital contribution from BCC Acquisition II, LLC (“BCCAII”) in the amount of $148,929 to pay certain expenses and secured new financing in the amount of $750,000 through the issuance of Senior Secured Convertible Notes. These proceeds are being used to settle balances outstanding with certain creditors, to pay legal, accounting, and consulting fees, and to fund operating expenses and working capital for a period of four to six months.
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
     The accompanying financial statements have been prepared on a going-concern basis. The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2004 contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern as a result of recurring losses, negative cash flows and uncertainties regarding the Company’s ability to successfully develop, produce and market a new product or products, to raise additional capital, or to develop other strategic alternatives. The financial statements would require additional adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities if the Company is unable to continue as a going concern.
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
(3) CONVERTIBLE DEBT
     The following is a roll forward of the Company’s convertible debt from December 31, 2004 to September 30, 2005:

	Convertible senior	Convertible
	secured	subordinated debt,
	notes, net	net
Balance at December 31, 2004	$28,281	$988,106
Net new additions	15,000	—
Principal payments	—	—
Accretion of interest	1,906,719	6,311,894

Balance at September 30, 2005 (Unaudited)	$1,950,000	$7,300,000
     Under the terms of the $1,800,000 convertible senior secured notes, monthly principal payments of $56,250 together with accrued interest were due and payable in arrears on a monthly basis beginning May 1, 2005 through December 14, 2007. The Company did not pay any such installments and therefore was in default as of September 30, 2005. Since the debt was in default, the Company charged the unamortized discount to interest expense during the nine months ended September 30, 2005. As a result, during the nine months ended September 30, 2005, the Company charged to interest expense unamortized discounts in the amount of $1,771,719. See Note 7 for a discussion of the subsequent retirement of this debt.
     Under the terms of a standstill agreement among the holders of the $7,300,000 convertible subordinated debt originally due August 4, 2005, the Company’s obligation to make principal and interest payments on the subordinated debt was deferred until the convertible senior secured notes are repaid on December 14, 2007. Accordingly, the carrying value of the debt of $988,106 at December 31, 2004, was being accreted over the extended term of 36 months. Since the Company is in default on the convertible senior secured notes, the $7.3 million of convertible subordinated debt is also in default. As a result, the Company charged the unamortized discounts to interest expense during the nine months ended September 30, 2005. See Note 7 for a discussion of the subsequent retirement of principal amount $7,284,083 of this debt; a principal amount of $15,917 remains outstanding as of the date of this report, as the holder had not accepted the terms of the exchange.
     On May 2, 2005, the Company issued convertible senior notes in the amount of $150,000. The notes are due May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. Interest on the notes is at prime plus 4.0% with a floor of 8.0% (10.75% at September 30, 2005). As of September 30, 2005, the Company was unable to make the required payments and is in default. For the nine months ended September 30, 2005, the Company changed to interest repair $135,000 of unamortized discounts. The agreement calls for an additional 2% interest per month on all outstanding obligations under the note in the event of default, until the event of default is cured. The conversion price of the notes is fixed at $0.02 per share, subject to adjustment depending upon the market price of the Company’s common stock. Of the total 7,500,000 shares that the debt is convertible into, no shares had been reserved at September 30, 2005. The holders of these notes also received warrants expiring on May 2, 2010 to purchase up to 3,750,000 shares of the Company’s common stock at an exercise price of $0.025 per share. The warrants have been reflected as warrant liabilities in the accompanying balance sheet in the amount of $57,771. See Note 7 for a discussion of the subsequent retirement of this debt. The fair value of the warrants issued was determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 187%, expected life of 5 years, risk free interest rate of 4.38% and no dividends.
     Subsequent to September 30, 2005, the Company exchanged all but $15,917 of the $9,250,000 outstanding principal balance under the convertible debt discussed above, together with accrued interest, for Series H and Series I Convertible Preferred stock. The Company will record a charge to operations any unamortized discount as of the date of exchange. The Company has classified these amounts under the Long-Term Liabilities section of the consolidated balance sheet as of September 30, 2005 as a result of the exchange.
(4) ASSET PURCHASE
     On January 14, 2005, the Company’s wholly-owned subsidiary in the United Kingdom, TGC, acquired certain assets out of liquidation from the liquidator of Diametrics Medical Ltd. (“DML”). The assets purchased by TGC included certain equipment and intellectual property, including certain trademarks. All of the purchased assets, except certain intellectual property, were subsequently abandoned. The carrying cost of the assets was charged to research and development expense at the date of the acquisition as they have no alternative use.
(5) INCOME TAXES
     As of the date of this report, the Company has not filed its Federal and State income tax returns which were due to be filed on or before September 15, 2005. The Company expects these returns to be filed by December 31, 2005. Due to the change in ownership which occurred on December 2, 2005, the Company’s net operating losses will be substantially limited as to use in the future.
(6) SHAREHOLDERS’ DEFICIT
     On March 18, 2005, the Company’s shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.
(7) SUBSEQUENT EVENTS
     On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of the Company’s 2005 Subordinated Convertible Notes (the “2005 Noteholders”), who collectively beneficially owned securities representing approximately 64% of the fully diluted common stock of the Company, entered into an agreement to sell such securities to Ocean Park Advisors, LLC, a California-based advisory firm (“OPA”), and M.A.G. Capital, LLC (“MAG”), a current shareholder of the Company, for a nominal amount of cash. The Company entered into an escrow agreement with BCCAII, OPA and MAG, pursuant to which BCCAII deposited into escrow with OPA an aggregate of $148,929. Following the close of this transaction on December 2, 2005, a portion of such escrowed funds was released to the Company and used to pay certain expenses and settle with certain creditors, as set forth in two separate letter agreements between BCCAII and the Company. The Company also entered into a general release of claims in favor of BCCAII and the 2005 Noteholders, and BCCAII provided a similar release to the Company.

     In connection with the closing of this transaction, the resignations of the existing members of the Board of Directors became effective and W. Bruce Comer III and Heng Chuk, principals of OPA, became the sole members of the Board. Additionally, W. Glen Winchell resigned as the Registrant’s Chief Financial Officer, and Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer / Secretary of the Company, respectively.
     On December 6, 2005, the Company concluded an exchange of certain securities. MAG, its affiliated funds, and other investors who held the Company’s 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, the Senior Secured Convertible Notes issued May 2, 2005, and Series F and G Convertible Preferred Stock exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this exchange, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled. 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.
     The Series H is non-voting; has a liquidation preference of $100 per share; and is convertible, at any time, into shares of the Company’s common stock at a conversion price of $0.0001, provided that the Series H may be converted only to the extent that such conversion would not cause the beneficial ownership of its holder and its affiliates to exceed 9.99% of the common stock of the Company then outstanding.
     The Series I has one vote for each share of the Company’s common stock into which it can be converted; has a liquidation preference of $100 per share; and has certain anti-dilution rights; and is convertible, at any time, into shares of the Company’s common stock at a conversion price of $0.0001, provided that, for a period of time, the Series I may be converted only to the extent that such conversion would not cause the beneficial ownership of its holder and its affiliates to exceed 9.99% of the common stock of the Company then outstanding.
     Also on December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan the Company up to $375,000 (total of up to $750,000), in the form of Convertible Secured Promissory Notes (the “Convertible Notes”), to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. Each (two agreements) of the Convertible Notes will bear interest at a rate of 10% per annum; be due and payable on November 30, 2008; be convertible into 80.67 million shares (161.34 million shares for both arrangements) of the Company’s common stock and be secured by all of the assets of the Company. Accrued interest under the Notes will be convertible to common stock based on a conversion price equal to the higher of $0.01 per share or the average of the share price recorded at the close of the 10 trading days prior to the date of conversion. On December 6, 2005, the Company made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 may be drawn down upon demand by the Company, subject to the approval of OPA. No warrants to purchase common stock were issued in connection with these agreements. The agreements require the Company to make its best efforts to register the securities with the SEC; however, the are no stipulated damages for non-registration. Management has yet to establish the value of the beneficial conversion feature; however, it is expected to equal the original amount of the notes of $750,000. The discount will be amortized over the term of the notes.
     As a result of the transactions described above, most of the Company’s senior debt issued prior to December 6, 2005 was retired. Since the exchange was made among control persons, no gain will be recorded to operations. The Company will an increase to additional paid-in capital.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
FORWARD-LOOKING STATEMENTS
     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto. This quarterly report on Form 10-Q of Diametrics Medical, Inc. for the quarter ended September 30, 2005 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the

     Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.
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
     Accounting for Beneficial Conversion Features and Warrants Issued with Convertible Debt and Preferred Stock. EITF Issue No. 00-19. Issuers of convertible debt are required by Statement 133 to evaluate whether it is necessary to separate the “embedded” conversion feature from the debt contract and account for the conversion feature as if it were a separate derivative instrument. If the issuer determines that the embedded conversion feature would be classified in equity if it were a freestanding instrument, the conversion feature is not separated from the debt or preferred stock contract. EITF 00-19’s criteria must be applied to determine whether a conversion feature qualifies for equity classification, but it exempts a conversion feature embedded in a “conventional convertible debt instrument” from some of the criteria. We report the value of the underlying warrants outstanding at fair value and record the fluctuation to the fair value of the warrant liability to current operations under “Gain (Loss) on Change in Fair Value of Warrant Liability” in the accompanying consolidated statement of operations.
     EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” requires calculation of an embedded beneficial conversion, which is treated as an additional discount to the to the instruments. The amount of the value of warrants and beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts are accreted using the effective interest method over the term of the debt, and charged to retained earnings on preferred stock upon issuance.
RESULTS OF OPERATIONS
     Revenue and Cost of Revenue. As a result of discontinued operations, we have no revenue or cost of revenue related to continuing operations.
     Operating Expenses. Total operating expenses were $198,394 for the three months and $1,460,729 for the nine months ended September 30, 2005. All research and development expenses incurred in 2004 are included in discontinued operations. General and administrative expenses decreased $489,209 for the three months and $682,497 for the nine months ended September 30, 2005 as compared to the same periods in 2004, due to the significant reductions in our staff and overhead expenses. Research and development expense for the nine months ended September 30, 2005 included approximately $333,000 related to the expensing of assets purchased from the liquidation of our former subsidiary, DML, and expenses of starting a new product development project which was suspended during the nine months ended September 30, 2005.
     Restructuring and other non-recurring charges. In October 2004, we recorded impairment charges for non-saleable inventory and a write-down of property and equipment associated with operations discontinued to estimated net realizable value.
     Interest Expense. The significant changes between periods in interest expense occurred primarily as a result of the accounting treatment for the issuance of additional debt and the modification of debt. The expensing of the beneficial conversion feature and other debt discounts related to our debt obligations that are in default resulted in the recognition of $8,128,612 of non-cash interest expense for the nine months ended September 30, 2005.
     Gain on Change in Fair Value of Warrant Liability. On December 14, 2004, we amended the terms of our $7.3 million principal amount of Subordinated Convertible Notes, and issued an additional $1.8 million of Senior Secured Convertible Notes. Pursuant to this transaction, the conversion features of the warrants previously issued to holders of the Senior Secured Convertible Notes were amended. During the three and nine months ended September 30, 2005, we recorded gains of $182,306 and $1,863,429, respectively for change in the fair value of the underlying warrants. The change is due to a decrease in the market price of our common stock from December 15, 2004 to September 30, 2005.
     Discontinued Operations. On October 4, 2004, we concluded that we were no longer able to fund the operations of DML. The Board of Directors of DML then ceased all operations in the U.K. and, effective November 1, 2004, terminated all of the employees there. On November 22, 2004, a meeting of creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we assessed the measurement date for the sale transaction as the date of the Board of Directors’ approval, October 4, 2004. As prescribed by SFAS No. 144, we began reporting the results of operations of DML as discontinued operations for all periods presented effective as of the year ended December 31, 2004. We recorded a loss of $2.4 million in November as a result of the liquidation of DML.
     We recorded a gain on liquidation of $14,500 for the nine months ended September 30, 2005 as a result of the sale of the remaining inventory balances on hand. In addition, as a result of recording DML as a discontinued operation, we recognized a loss from discontinued operations of $0 and $3,374,608 for the nine months ended September 30, 2005 and 2004, respectively.
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
     At September 30, 2005, our cash balance was $585 and we had negative working capital of $918,963. Current liabilities of $936,995 at that date consisted of $829,763 in accounts payable and accrued expenses. We used the proceeds from the issuance of Convertible Senior Notes ($1,800,000 funded on December 15, 2004 and $150,000 funded on May 2, 2005) net of issuance costs, to pay certain critical liabilities during 2005.
     As of September 30, 2005, we had $9,250,000 of debt, $1,203,399 of accrued interest and $1,268,803 in registration rights and warrant liabilities outstanding. As described in Note 7 to the Consolidated Financial Statements, these liabilities were exchanged for Series H and Series I Convertible Preferred Stock on December 6, 2005.
     Operating Activities. Net cash used in operating activities was $1,245,216 for the nine months ended September 30, 2005, compared with net cash used in operating activities of $3,345,629 for the nine months ended September 30, 2004. The decrease was attributable to an increase in net loss offset by increases non-cash expenses and working capital requirements.
     The increase in non-cash expenses is primarily attributable to the amortization of $8,218,612 in debt discounts on our convertible debt for the nine months ended September 30, 2005, as compared to $724,679 for the same period in 2004. Included in the 2005 amount is the acceleration of debt discounts on our $7,300,000, $1,800,000 and $150,000 principal amounts of convertible notes as the underlying debt became in default during the quarter ended June 30, 2005.
     Investing Activities. Net cash provided by investing activities was $0 for the nine months ended September 30, 2005 compared with $480,483 for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, we received escrow proceeds of $720,169 in connection with sale of our intermittent testing business. Capital expenditures in 2004 consisted primarily of purchases of research and development equipment.
     Financing Activities. Net cash provided by financing activities was $150,000 for the nine months ended September 30, 2005, compared with $2,554,975 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we received $150,000 in proceeds from the issuance of convertible notes. During the same period in 2004, we received $2,667,957 from the issuance of Series F and Series G convertible preferred stock and made $124,791 of payments on our capital lease obligations.
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
     On December 6, 2005, we concluded an exchange of our convertible debt and preferred stock. This exchange involved the retirement of most of our existing secured debt, including most of the 2005 Subordinated Convertible Notes, all of the 2007 Senior Secured Convertible Notes, and all of the Senior Secured Convertible Notes issued May 2, 2005. In connection with this exchange, we obtained financing of $750,000 through the issuance of Senior Secured Convertible Notes, of which the initial tranche of $450,000 was drawn down on December 6, 2005. The remaining $300,000 may be drawn down by us upon demand, subject to the approval by OPA. The proceeds of the new Notes are being used to settle with certain creditors, to pay legal, accounting, and consulting fees, and to fund operating expenses and working capital for a period of four to six months. The Senior Secured Convertible Notes bear interest at a rate of 10% per annum; are due and payable on November 30, 2008; are convertible into 161.34 million shares of the Company’s common stock and are secured by all of our assets. Accrued interest under the these notes are convertible into common stock based on a conversion price equal to the higher of $0.01 per share or the average of the share price recorded at the close of the 10 trading days prior to the date of conversion.
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
     Income Tax Carryforwards. At December 31, 2004, we had U.S. tax net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $139,500,000 and $1,493,000, respectively. Pursuant to the Tax Reform Act of 1986, use of a portion of our net operating loss carryforwards are limited due to a “change in ownership.” If not used, these net operating loss carryforwards begin to expire in 2005 ($500,000) and at increasing amounts between 2006 and 2023 ($31.6 million between 2006 and 2009, and $107 million thereafter). Due to the change in ownership which occurred on December 2, 2005, the Company’s net operating losses will be substantially limited as to use in the future.
     Off Balance Sheet Arrangements. We have no significant known off balance sheet arrangements after the exchange in December 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     We do not currently use derivative financial instruments to hedge against exchange rate risk or interest rate risk. Our debt obligations as of September 30, 2005 related to the convertible senior secured notes bear interest at prime plus 4%. The convertible senior debt has a face value of $1,950,000 at September 30, 2005. A 1% increase in the prime rate would increase interest expense by $19,500 on an annual basis. The Company’s convertible subordinated notes are at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures.

     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
PART II — OTHER INFORMATION
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