Form 10-Q/A
period 2005-06-30
DIAMETRICS MEDICAL INC
filed 2005-12-19
CIK 895380

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 4

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

This Amendment No. 4 on Form 10-Q/A amends our Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on September 15, 2005, and is being filed to comply with Regulation S-X under the Securities Exchange Act of 1934.

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
                                                                      ================    ===============

See accompanying Notes to Consolidated Financial Statements.

                            DIAMETRICS MEDICAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED,
                                                                                                  JUNE 30
                                                                                      --------------------------------
                                                                                             2005            2004
                                                                                      --------------    --------------
                                                                                      (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                           $   (8,048,511)   $   (3,971,797)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Accumulated other comprehensive loss                                                         --            35,569
     Income on liquidation of discontinued operations                                        (14,500)               --
     Depreciation and amortization                                                            89,801           206,523
     Accretion of convertible notes and amortization of debt issue costs                   8,091,112           455,792
     Stock based compensation and expense related to warrant repricing                            --           161,191
   Changes in Operating Assets and Liabilities:
     Gain on change in warrant liabilities                                                (1,680,494)               --
        Prepaid expenses and other assets                                                    (27,725)          172,572
        Accounts receivable                                                                       --            69,260
        Inventories                                                                               --           391,226
        Accounts payable                                                                    (131,712)          230,402
        Accrued interest                                                                     937,465                --
        Other accrued expenses                                                              (447,085)          163,466
        Deferred credits and revenue                                                              --          (788,474)
                                                                                      --------------    ---------------
          Net cash used in continuing operating activities                                (1,231,649)       (2,874,260)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of discontinued operations                                                  --           720,169
                                                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                                  150,000                --
   Principal payments on capital lease obligations                                                --           (79,026)
   Net proceeds from the issuance of preferred stock and common stock warrants                    --         2,667,957
                                                                                      --------------    --------------
          Net cash provided by financing activities                                          150,000         2,588,931
                                                                                      --------------    --------------
          Net increase (decrease) in cash and cash equivalents                            (1,081,649)          434,840
Cash and cash equivalents at beginning of period                                           1,095,800           315,176
                                                                                      --------------    --------------
Cash and cash equivalents at end of period                                            $       14,151    $      750,016
                                                                                      ==============    ==============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                           $           --    $           --

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