Form 10KSB
period 2005-12-31
DIAMETRICS MEDICAL INC
filed 2006-04-11
CIK 895380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

DIAMETRICS MEDICAL, INC.

(Name of small business issuer in its charter)

MINNESOTA	41-1663185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6245 Bristol Parkway, #243 Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 745-1652

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).    Yes  ☒    No  ☐

State issuer’s revenues for its most recent fiscal year: $0.

As of April 10, 2006, the aggregate market value of voting stock held by non-affiliates was approximately $3,192,457, based on the average of the closing price of $0.09 per share of common stock upon the last sale price of such stock.

As of April 10, 2006, the Registrant had 35,471,739 shares of Common Stock outstanding.

DIAMETRICS MEDICAL, INC.

Annual Report on Form 10-KSB

For the year ended December 31, 2005

PART I

Item 1. Description of Business

Overview

Unless the context otherwise indicates, all references to the “Registrant,” the “Company,” or “Diametrics” in this Annual Report on Form 10-KSB are to Diametrics Medical, Inc., a Minnesota corporation, incorporated in January 1990, and where the context requires, its former subsidiary, Diametrics Medical, Ltd. (“DML”), or its subsidiary TGC Research Limited (“TGC”).

Diametrics Medical, Inc. was involved with the development, production and distribution of medical devices since its inception. Significant changes occurred in the business of Diametrics Medical, Inc. during the years ended December 31, 2003 and 2004. On September 29, 2003, the Company sold its intermittent blood testing business to International Technidyne Corporation (“ITC”).

In October 2004, we discontinued our only line of business, the manufacture and distribution of continuous blood and tissue monitoring products. Since October 2004, the Company has been in the development stage with no revenues. At December 31, 2004, our only employees were our three officers and our only activities related to the planned start-up of a new research project focused on the development of products aimed at continuous glucose monitoring and control in critically ill patients, based in part on information obtained during our previous business activities.

During the first quarter of 2005, we created a new wholly-owned subsidiary in the U.K., TGC Research Limited (“TGC”), for the purpose of new research and development to focus initially on the development of products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. Due to the lack of available funding, we discontinued all operations of TGC during the second quarter of 2005.

On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of our subordinated convertible debt, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to Ocean Park Advisors, LLC, a California-based advisory firm (“OPA”), and M.A.G. Capital, LLC (“MAG”), a current shareholder of the Company, for a nominal amount of cash. In connection with the closing of this transaction, our Board of Directors and Chief Financial Officer at that time resigned and W. Bruce Comer III and Heng Chuk, principals of OPA, became the sole members of the Board. Additionally, Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer / Secretary of the Company, respectively.

On December 6, 2005, we concluded an exchange of certain securities. MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, the Senior Secured Convertible Notes issued May 2, 2005, and the Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

On December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan us up to $375,000 (for an aggregate of up to $750,000), in the form of Convertible Secured Promissory Notes (the “Convertible Notes”), to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. On the same date, we made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 was drawn upon in January 2006.

As of the date of this Report, we had 35,471,739 shares of Common Stock outstanding, which represents approximately 5.2% of our fully diluted common stock.

Our assets consist primarily of cash and we have only two employees, our Chief Executive Officer and our Chief Financial Officer/Secretary. We are now seeking strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. There can be no assurance that we will be successful in obtaining such financing, or arranging for a strategic acquisition or merger, and if we cannot do so within the next two to four months, we will be unable to continue as a going concern.

The results of operations for ITC, the continuous blood and tissue monitoring products and TGC have been reported as discontinued operations for all periods presented in this report.

Revenues of ITC were $0 for each of the years ended December 31, 2005 and 2004. Net losses attributable to ITC during the same periods totaled $0 and $0, respectively. The carrying value of assets sold to ITC was approximately $3 million and ITC assumed liabilities of the intermittent testing business totaling $669,000.

The results of operations for the continuous monitoring business have also been reported as discontinued operations for all periods presented in this report. Revenues of the continuous monitoring business totaled $0 and $2.4 million for the two years ended December 31, 2005 and 2004, respectively. Net losses attributable to that business during those periods were $0 and $4.1 million, respectively.

Our principal executive office is located at 6245 Bristol Parkway, #243, Culver City, California 90230, and our telephone number is (310) 745-1652. Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to those reports are made available to the public free of charge as soon as reasonably practicable after such material is filed with the SEC.

Item 2. Description of Properties

Our principal executive office is located in Culver City, California. During the year ended December 31, 2005, our other principal properties were as follows:

Location of Property	Use of Facility	Approximate Square Footage	Lease Expiration Date
Roseville, Minnesota	Idle	3,500	November 2008 (1)

Malvern, Pennsylvania	Idle	2,700	March 2007 (2)

(1)	Space was vacated in November 2005 and efforts are being undertaken to transfer the lease to another tenant for remainder of term. In addition, we are negotiating with the landlord for an early termination of the lease.
(2)	Lease was terminated December 15, 2005 and a termination penalty of $35,000 was paid on December 14, 2005.

Item 3. Legal Proceedings

We are currently not subject to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On January 9, 2003, we received a NASDAQ Staff Determination indicating that we did not comply with the minimum stockholders’ equity requirement for continued listing on the NASDAQ National Market set forth in Marketplace Rule 4450(a)(3), and that our securities were subject to delisting from that market. We subsequently applied and received approval to transfer the listing of our securities to the NASDAQ SmallCap Market effective February 26, 2003. On April 25, 2003, we received a NASDAQ Staff Determination indicating that we failed to comply with the minimum common stock market value requirement for continued listing on the NASDAQ SmallCap Market set forth in Marketplace Rule 4310(c)(2)(B)(ii), and that our securities were subject to delisting. On July 1, 2003, we received a notice from the NASDAQ Stock Market indicating that, following a review of an appeal we presented on June 5, 2003, the NASDAQ Listing Qualifications Panel determined to delist our common stock from the NASDAQ SmallCap Market effective with the open of business on Wednesday, July 2, 2003. Our common stock became immediately eligible to trade on the Over-the-Counter Bulletin Board effective with the open of business on July 2, 2003 under the symbol “DMED.” The following table sets forth, for the periods indicated, the high and low quarterly closing prices for the Common Stock as quoted on the Over-the-Counter Bulletin Board.

2005	High	Low
First Quarter	$0.04	$0.03
Second Quarter	0.03	0.02
Third Quarter	0.02	0.01
Fourth Quarter	0.08	0.01

2004	High	Low
First Quarter	$0.54	$0.29
Second Quarter	0.31	0.09
Third Quarter	0.29	0.10
Fourth Quarter	0.17	0.02

There were approximately 348 common shareholders of record as of March 28, 2006. We have not paid any stock dividends on our common stock since its inception and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB of Diametrics Medical, Inc. for the year ended December 31, 2005 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

Significant changes occurred during the years ended December 31, 2003, 2004 and 2005. On September 29, 2003, we sold our intermittent blood testing business to International Technidyne Corporation (“ITC”). In October 2004, we discontinued our only line of business, the manufacture and distribution of continuous blood and tissue monitoring products. During the first quarter of 2005, we created a new wholly-owned subsidiary in the U.K., TGC Research Limited (“TGC”), for the purpose of new product research and development to focus initially on the development of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. Due to the lack of available funding, we discontinued all operations of TGC during the second quarter of 2005. At December 31, 2005, our only activities related to seeking strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. There can be no assurance that we will be successful in obtaining such financing, or arranging for a strategic acquisition or merger, and if we cannot do so within the next two to four months, we will be unable to continue as a going concern.

The results of operations for ITC, the continuous blood and tissue monitoring products and TGC have been reported as discontinued operations for all periods presented in this report.

The results of operations for the continuous monitoring business have also been reported as discontinued operations for all periods presented in this report.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which requires us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies (more fully described in notes to the consolidated financial statements), the following are particularly important to the portrayal of our results of operations and financial position and may require the application of a higher level of judgment by our management, and as a result are subject to an inherent degree of uncertainty.

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to long-lived assets, debt, income taxes and litigation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-lived Assets

We review long-lived assets and identifiable intangibles for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We report long-lived assets to be disposed of at the lower of carrying amount or fair value less cost of sale.

Debt and Equity Instruments

On December 6, 2005, we entered into convertible promissory notes to provide us with up to $750,000 in gross proceeds. These notes are due November 30, 2008 and have a stated interest at a rate of 10% per annum with interest payments due quarterly. We may, at our option pay the interest in cash or in shares of our common stock at a conversion price equal to the higher of (1) $.01 per share or (2) the average share price recorded at the close of 10 trading days prior to the date of conversion. Each dollar of outstanding principal may be converted at any time into common stock at conversion price of $0.0046 per share or 215.12 shares per dollar outstanding.

We accounted for the conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”. This resulted in the calculation of a beneficial conversion feature in the amount of $750,000, which is required to be treated as a discount to the underlying notes. The discount was being amortized into interest expense using the effective interest method over the term of the notes.

On May 2, 2005, we issued convertible senior notes resulting in the receipt of $150,000 of gross proceeds. In connection with our Exchange Offering discussed under Item 1 “Description of Business” (the “Exchange Offering”) on December 6, 2005, these notes and the related accrued interest were exchanged for Series H convertible preferred stock.

The notes were due May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. These notes had a stated interest rate of prime plus 4.0% with a floor of 8.0%, plus an additional 2% interest per month if the notes became in default. These notes, while outstanding, were convertible into 7.5 million shares of our common stock.

The holders of these notes also received warrants expiring on May 2, 2010 to purchase up to 3,750,000 shares of our common stock at an exercise price of $0.025 per share. The fair value of the warrants issued was determined using the Black-Scholes option-pricing model based on the following assumptions: volatility of 176%, expected life of 2.8 years, risk free interest rate of 4.38% and no dividends. We recorded the fair value of the warrants and the embedded conversion feature as derivative liabilities.

We accounted for the conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”. This resulted in the calculation of a beneficial conversion feature in the amount of $135,000, which is required to be treated as a discount to the underlying notes. The discount was being amortized into interest expense using the effective interest method over the term of the notes.

In August 2005, we were unable to make the required interest payments and became in default of the terms of the agreement. This resulted in the acceleration of the outstanding principal and interest payments. As a result, we were in default under the terms of the agreement and the repayment of principal and interest were immediately due. Accordingly, we recorded $135,000 of non-cash interest expense for the debt discount into interest expense for the year ended December 31, 2005.

On December 15, 2004, we issued convertible senior secured notes, resulting in the receipt of $1,800,000 in gross proceeds. The holders of these notes also received a due diligence fee of $180,000. The notes had a stated interest rate of prime plus 4% with a floor of 8%. The conversion price of the notes was fixed at $0.02 per share, subject to adjustment depending upon the market price of our common stock. These notes while outstanding were convertible into 90,000,000 shares of our common stock; however, the ultimate number of shares that potentially were to be issued to settle the note in common stock is unknown.

The holders also received warrants to purchase up to 45,000,000 shares of our common stock at an exercise price of $0.025 per share with an original expiration date of December 15, 2009.

The notes were originally due on December 15, 2007, with principal and interest payable in cash or registered shares over a 32-month period beginning in March 2005. We were unable to make such payment; as a result, we were in default under the terms of the agreement and the repayment of principal and interest were immediately due. Accordingly, we recorded $648,000 of non-cash interest expense for the debt discount into interest expense for the year ended December 31, 2005.

The holder of the notes received a first lien on all of our assets. The holders of our previously issued convertible senior secured fixed rate notes totaling $7,300,000 due August 4, 2005, consented to the new financing and the subordination of their secured position to a second lien on all of the Company’s assets. In consideration for granting this amendment, management reduced the conversion price of the notes to $0.02 per share and amended the exercise price of their outstanding warrants to purchase up to 4,255,837 shares of our common stock to $0.025 per share. See below for the recording of the amendment to the $7,300,000 convertible subordinated notes. We also reduced the exercise price of 17,555,589 and 12,000,000 warrants issued to holders of our preferred stock to $0.025 and $0.01 per share, respectively.

In accordance with SFAS No. 133, management was required to record the fair value of the embedded conversion feature and the warrants. The value of the embedded conversion feature and warrants were valued at $432,000 and $216,000, respectively, and reduced the carrying value of the notes by such amounts to $1,152,000, as restated. We amortized the discount to interest expense for the year ended December 31, 2005 in the amounts of $648,000.

The relative fair value of the warrants was determined using the Black-Scholes option-pricing model based on the following assumptions: volatility ranging from 100% to 244%, expected life ranging from 4 to 5 years, risk free interest rate of 4.38% and no dividends.

On August 4, 1998, we issued convertible subordinated notes resulting in the receipt of $7,300,000 in gross proceeds. Subsequent to the original date of issuance, the terms of these notes were renegotiated. Upon the issuance of the $1.8 million of Convertible Senior Notes on December 15, 2004, the holders of $7,300,000 notes agreed to subordinate their senior position in the Company’s assets. In addition, they agreed to defer all principal and interest payments until after the convertible senior notes were repaid. In consideration for granting these amendments, we reduced the conversion price of these notes from $3.51 to $0.02 per share, and amended the exercise price of the outstanding warrants to purchase up to 4,255,837 shares of our common stock to $0.025 per share. We accounted for the amendments of these terms in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes were recorded at its fair value of $988,106, the fair value of the warrants at $20,428, as restated. The excess of $1,670,683 of aggregate liabilities in excess of their carrying amounts were recorded as a charge to other income (expense). The discount amortized to interest expense for the years ended December 31, 2005 and 2004, were $6,311,894 and $0, respectively.

In connection with our Exchange Offering on December 6, 2005, these notes and the related accrued interest were exchanged for Series H and Series I convertible preferred stock.

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.8 million convertible senior secured notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement, the debt was not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19). The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible senior notes, we are required to classify all other non-employee stock options and warrants as derivative liabilities and record them at fair value at each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivatives were valued using the Black-Scholes Option Pricing Model and were classified in the consolidated balance sheets as long-term liabilities, prior to their extinguishment as part of the Exchange Offering.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, we will no longer be able to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25. Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. SEC Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. We plan to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense we recognize in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards made, the specific terms of awards, changes in the market price of our common stock and other factors. Although we are currently evaluating the impact of SFAS 123R on our results of operations, we expect the adoption of SFAS 123R to materially increase our operating expenses beginning in fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We must adopt SFAS 151 as of the beginning of fiscal 2006, and we do not expect that the adoption of SFAS 151 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007, and we do not expect that the adoption of SFAS 154 will have a material impact on our financial condition or results of operations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of our fiscal 2005 consolidated financial statements, and the evaluation of the accounting treatment for the sale of $1.8 million of Senior Convertible Notes in December 2004, we reviewed our original accounting for the transaction. Upon completion of such evaluation and review, we determined that the accounting for the Senior Convertible Notes should be revised. At the date of issuance of $1.8 million in Senior Convertible Notes, certain provisions within the agreement were not considered conventional as defined in Emerging Issue Taskforce (“EITF”) Issue No. 00-19 (“EITF 00-19”). The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Our derivative financial instruments consisted of embedded derivatives related to the convertible senior secured notes and the detachable warrants. The warrants outstanding were determined to be derivative instruments because these were considered liabilities based on paragraphs 12-33 of EITF 00-19.

Results of Operations

2005 Compared to 2004

Revenue and Cost of Revenue

As a result of discontinued operations, we had no revenue or cost of sales related to continuing operations.

Operating Expenses

Total operating expenses for the year ended December 31, 2005 totaled $2,086,469, an increase of $420,675 or 25% as compared to the year ended December 31, 2004. The increase in expense reflects research and development costs, including $333,000 relating to the expensing of assets purchased from the liquidation of our former subsidiary. During the second quarter of 2005, we discontinued all research and development activities.

Interest Expense

Total interest expense for the year ended December 31, 2005 totaled $7,891,364, an increase of $6,275,993 as compared to the year ended December 31, 2004. The changes between periods in interest expense occurred primarily as a result of the accretion of debt resulting from the Company defaulting in 2005. As a result of being in default of our debt obligations, we expensed debt discounts to non-cash interest expense of $7,917,942 for the year ended December 31, 2005.

Loss on Change in Fair Value of Derivative Liabilities

During the year ended December 31, 2005, we recorded an expense of $701,347 for the change in the fair value of derivative liabilities. The change is due to an increase in the market price of our common stock from December 31, 2004 to the date that our derivative liabilities were exchanged for preferred stock.

In connection with the Exchange Offering, the embedded conversion features were exchanged for preferred stock and have been cancelled.

Other Income

Other income for the year ended December 31, 2005 totaled $633,005 as compared to $zero for the year ended December 31, 2004. During the fourth quarter of 2005, we entered into settlement agreements with certain vendors for forgiveness of trade accounts payable and accrued expenses.

Discontinued Operations

During 2005, we did not incur expenses for discontinued operations. For the year ended December 31, 2004, we incurred a loss from discontinued operations of $6,007,660 resulting from the cessation of our DML business.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

At December 31, 2005, we had negative working capital of approximately $347,926, compared with negative working capital of approximately $1,454,884 at December 31, 2004, after restatement of the balance sheet for the impact of discontinued operations. Our cash balance at December 31, 2005 was $380,827. Current liabilities of $802,086 at that date consisted of accounts payable and accrued expenses. We also had $450,000 of long-term debt outstanding, due November 28, 2008.

	Year Ended December 31,
	2005	2004	Change
Provided by (used in):
Operating activities	$(1,314,973)	$(1,351,147)	$36,174
Investing activities	—	(23,329)	23,329
Financing activities	600,000	4,246,113	(3,646,113)

	$(714,973)	$2,871,637	$(3,586,610)

Operating Activities

The decrease was due to a decreased net loss and the forgiveness of trade debt for the year ended December 31, 2005 as compared to 2004.

Investing Activities

During 2005, we did not enter into any investing activities.

Financing Activities

On December 6, 2005, we obtained commitments to provide us up to $750,000 in the form of convertible secured promissory notes, to be used for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions for our Exchange Offering, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. As of December 31, 2005, we made draws of $450,000 under the notes. The remaining $300,000 available under the notes was drawn in January 2006.

On May 2, 2005, we received net proceeds of $150,000 from borrowings from the issuance of convertible promissory notes, which were subsequently cancelled and exchanged for Series H preferred stock as a result of the Exchange Offering.

During 2004, we received net proceeds of $1,620,000 from borrowings and $2,611,000 from sales of preferred stock. These proceeds were used primarily to fund net requirements for continuing operating activities in the amount of $1,351,000 and requirements for discontinued operations in the amount of $1,947,000. These borrowings and preferred stock were cancelled and exchanged for Series H preferred stock as a result of the Exchange Offering.

Net cash provided by financing activities totaled $4,246,000 in 2004, an increase over the $514,000 of net cash provided by financing activities in 2003. Financing activities in 2004 related to the issuance of $1,620,000 net of cash discounts for the convertible senior notes in December 2004, and two rounds of preferred stock offerings in January 2004 and May 2004 which totaled $2,611,000 net of offering costs.

Income Taxes

At December 31, 2005, we had no available U.S. tax net operating loss carryforwards. Pursuant to the Tax Reform Act of 1986, utilization of a company’s net operating loss carryforwards is limited when continuity of business operations is not maintained and when there is a “change in ownership”.

During the year ended December 31, 2004, we adjusted our deferred tax assets to zero, and the related valuation allowance to $9,115,000. During the year ended December 31, 2005, we decreased our valuation allowance by $17,369,000 primarily due to the loss of foreign net operating losses.

The provision for income taxes from continuing operations differs from the expected tax benefit, computed by applying the federal corporate rate of 34% to the losses before income taxes, because of the 100% valuation allowance for the increase in the deferred tax assets.

Disclosure of Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2005:

	Year ending December 31
	2006	2007	Thereafter	Total
Long-term debt (1)	$—	$—	$450,000	$450,000
Operating lease (2)	54,432	54,432	49,896	158,760
Total contractual obligations	$54,432	$54,432	$499,896	$608,760

(1)	Amounts include principal and interest.
(2)	Amounts include base rent, plus allocated common area expenses, totaling $4,536 per month, through November 2008.

Item 7. Financial Statements

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2004 and the consolidated statement of shareholders’ deficit for the year ended December 31, 2004 to account for certain freestanding and embedded derivative contracts as liabilities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

April 28, 2005 (except for Note 2, for which the date is April 5, 2006)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Diametrics Medical, Inc.

We have audited the accompanying consolidated balance sheet of Diametrics Medical, Inc. and subsidiary, a development-stage company (collectively “Diametrics”) as of December 31, 2005, and the related statements of operations, shareholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of Diametric’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diametrics Medical, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company is in the development stage, has incurred losses from operations, and has an accumulated deficit and limited working capital at December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1 of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP

Irvine, California

April 6, 2006

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development-Stage Company)

	Year Ended December, 31,
	2005	2004
Net revenue	$—	$—

Operating expenses:
Research and development	477,432	—
Selling, general and administrative	1,515,723	1,665,794
Restructuring and other nonrecurring charges	93,314	—

Total operating expenses	2,086,469	1,665,794

Operating loss	(2,086,469)	(1,665,794)
Interest income	—	8,170
Interest expense	(7,891,364)	(1,615,371)
Loss on modification of convertible notes	—	(1,670,683)
Loss on change in fair value of derivatives	(701,347)	—
Other income (expense), net	633,005	(27,490)

Loss before discontinued operations	(10,046,175)	(4,971,168)

Discontinued operations (Note 4):
Income (loss) from discontinued operations	14,500	(4,127,982)
Loss on liquidation of discontinued operations	—	(2,436,730)
Gain on sale of discontinued operations	—	557,052

Net loss from discontinued operations	14,500	(6,007,660)

Net loss	(10,031,675)	(10,978,828)
Beneficial conversion feature—preferred stock dividend	—	(1,946,210)
Deemed dividend on preferred stock	—	(1,211,247)

Loss available to common shareholders	$(10,031,675)	$(14,136,285)

Basic and diluted net loss per common share:
Loss before discontinued operations	$(0.29)	$(0.26)

Discontinued operations:
Income (loss) from discontinued operations	—	(0.13)
Loss on liquidation of discounted operations	—	(0.08)
Gain on sale of discontinued operations	—	0.02

Net loss from discontinued operations	—	(0.19)

Loss available to common shareholders	$(0.29)	$(0.45)

Weighted average number of common shares outstanding	35,121,835	31,396,653

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(A Development-Stage Company)

	December 31, 2005	December 31, 2004
		(As restated)
ASSETS (Note 5)
Current assets:
Cash and cash equivalents	$380,827	$1,095,800
Prepaid expenses and other current assets	73,333	24,815
Assets of discontinued operations (Note 4)	—	25,017

Total current assets	454,160	1,145,632
Property and equipment, net	—	3,171
Other assets, net	18,896	107,226

Total assets	$473,056	$1,256,029

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$459,526	$636,055
Accrued interest	3,082	—
Other accrued expenses	339,478	718,784
Convertible senior notes (Note 5)	—	1,152,000
Liabilities of discontinued operations (Note 4)	—	93,677

Total current liabilities	802,086	2,600,516
Long-term liabilities:
Convertible debts, net of unamortized discount of $437,443 and $6,311,894 (Note 5)	12,557	988,106
Derivative liabilities (Note 5)	—	752,695

Total liabilities	814,643	4,341,317
Commitments (Note 10)
Shareholders’ deficit (Notes 5 and 6):
Preferred stock, $0.01 par value; 5,000,000 shares authorized:
Series F Convertible, 10,000 shares issued and outstanding at December 31, 2004 and Series G Convertible, 15,000 shares issued and outstanding at December 31, 2004	—	250
Series H Convertible, 27,889 shares of issued and outstanding at December 31, 2005 and Series I Convertible, 13,794 shares issued and outstanding at December 31, 2005	417	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 35,121,835 shares issued and outstanding	351,218	351,218
Additional paid-in capital	176,331,330	163,556,121
Accumulated deficit	(177,024,552)	(166,992,877)

Total shareholders’ deficit	(341,587)	(3,085,288)

Total liabilities and shareholders’ deficit	$473,056	$1,256,029

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’

DEFICIT AND COMPREHENSIVE LOSS

(A Development-Stage Company)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)	Total Comprehensive loss
Balance, December 31, 2003	7,500	27,456,209	$75	$274,562	$150,612,474	$(152,856,593)	$(93,699)	$(3,807,395)	$(5,870,576)

Net loss	—	—	—	—	—	(10,978,828)	—	—	(10,978,828)	$(10,978,828)
Foreign currency translation adjustment	—	—	—	—	—	—	—	904,015	904,015	904,015
Minimum pension liability	—	—	—	—	—	—	—	2,903,380	2,903,380	2,903,380

Comprehensive loss for the year ended December 31, 2004	—	—	—	—	—	(10,979,828)	—	3,807,395	(7,171,433)	$(7,171,433)
Amortization of deferred compensation under restricted stock plan	—	—	—	—	—	—	93,699	—	93,699
Conversion of preferred stock	(12,500)	5,983,509	(125)	59,835	(59,710)	—	—	—	—
Issuance of preferred stock	30,000	—	300	—	2,610,813	—	—	—	2,611,113
Beneficial conversion value of preferred stock	—	—	—	—	1,946,210	(1,946,210)	—	—	—
Valuation of warrants issued in connection with extension of convertible subordinated debt	—	—	—	—	193,322	—	—	—	193,322
Valuation of warrants issued in connection with issuance of convertible senior secured notes, as restated	—	—	—	—	496,325	—	—	—	496,325
Beneficial conversion value related to convertible subordinated debt, as restated	—	—	—	—	6,547,261	—	—	—	6,547,261
Deemed dividend related to the valuation of change in warrant exercise price and issuance of additional to preferred stockholders	—	—	—	—	1,211,247	(1,211,247)	—	—	—
Exercise of warrants to common stock	—	1,682,117	—	16,821	(1,821)	—	—	—	15,000

Balance, December 31, 2004, as restated	25,000	35,121,835	$250	$351,218	$163,556,121	$(166,992,877)	$—	$—	$(3,085,288)
Exchange of convertible notes and Series F & G preferred stock for Series H & Series I preferred stock	16,683		167		12,325,209				12,325,376
Beneficial conversion value related to convertible senior notes					450,000				450,000
Net loss						(10,031,675)			(10,031,675)

Balance, December 31, 2005	41,683	35,121,835	417	$351,218	$176,331,330	$(177,024,552)	$—	$—	$(341,587)

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development-Stage Company)

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,031,675)	$(10,978,828)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss from discontinued operations	—	4,127,982
Gain on sale of discontinued operations	—	(557,052)
Gain on settlement of creditor obligations	(633,004)
Income on liquidation of discontinued operations	—	2,436,730
Depreciation and amortization	3,171	45,386
Accretion of convertible notes and amortization of debt issue costs	7,917,942	1,206,884
Loss on modification of debt	—	1,670,683
Stock-based compensation	—	93,699
Loss on disposal of property and equipment	—	46,532
Unrealized gain on change in derivative liabilities	701,347	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	64,829	156,301
Accounts payable	362,798	171,034
Accrued interest	3,082	—
Other accrued expenses	296,537	235,692
Deferred credits and revenue	—	(6,190)

Net cash used in continuing operating activities	(1,314,973)	(1,351,147)
Cash flows from investing activities:
Purchase of property and equipment	—	(1,337)
Other	—	(21,992)

Net cash used in investing activities	—	(23,329)
Cash flows from financing activities:
Proceeds from borrowings	600,000	1,620,000
Net proceeds from the issuance of preferred stock and common stock warrants	—	2,626,113

Net cash provided by financing activities	600,000	4,246,113
Net cash used in discontinued operations	—	(1,946,529)

Net increase (decrease) in cash and cash equivalents	(714,973)	925,108
Cash and cash equivalents at beginning of year	1,095,800	170,692

Cash and cash equivalents at end of year	$380,827	$1,095,800

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—

Also see Note 12.

See accompanying notes to consolidated financial statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

Organization and Management’s Plans

Diametrics Medical, Inc. (the “Company” or “Diametrics”) was involved with the development, production and distribution of medical devices since its inception. Significant changes occurred in the Company’s business during the years ended December 31, 2003 and 2004. On September 29, 2003, the Company sold its intermittent blood testing business to International Technidyne Corporation (“ITC”).

In October 2004, the Company discontinued its only line of business, the manufacture and distribution of continuous blood and tissue monitoring products. At that time, the Company had three officers and the only activities related to the planned start-up of a new research project focused on the development of products aimed at continuous glucose monitoring and control in critically ill patients, based in part on information obtained during previous business activities.

In January 2005, the Company announced that its wholly-owned subsidiary, TGC, had acquired certain assets out of liquidation from the liquidator of DML. DML was formerly a wholly-owned subsidiary of the Company that was placed into liquidation in November 2004. The purchased assets were used to start a new product research and development program (see research and development in Note 3). The costs of purchasing the assets was approximately $333,000. The Company was effectively in the development stage throughout 2005.

On December 6, 2005, we concluded the exchange of certain securities. MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, the Senior Secured Convertible Notes issued May 2, 2005, and the Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

On December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan us up to $375,000 (for an aggregate of up to $750,000), in the form of Convertible Secured Promissory Notes (the “Convertible Notes”), to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. On the same date, we made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 was drawn upon in January 2006.

Summarized in the table below is the outstanding principal balance of the debt and accrued interest and the face value of the Series F and Series G Convertible Preferred Stock outstanding immediately preceding the Exchange Offering:

	Principal	Accrued Interest
$7.3M Convertible Subordinated Notes	$7,300,000	$1,175,050
$1.8M Convertible Senior Secured Notes	1,800,000	183,106
$150K Senior Secured Notes	150,000	11,047
Series F Convertible preferred stock	1,000,000	—
Series G Convertible preferred stock	1,500,000	—

Management’s Plans

Diametrics’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. The Company has incurred significant losses from operations and as of December 31, 2005, it has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to issue additional equity or debt securities. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Note 2 - Restatement

The Company restated its previously issued financial statements to correctly account for certain freestanding and embedded derivative contracts as liabilities at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” These Embedded Conversion Features (“ECF”) include the conversion feature related to the $1,800,000 Convertible Senior Secured Notes and all warrants. As of the date of the agreements on December 9, 2004, the Convertible Senior Secured Notes were not considered conventional as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and as a result, needed to be accounted for as a liability in accordance with SFAS No. 133. In addition, the freestanding warrants outstanding were determined to be derivative instruments because these were considered liabilities based on paragraphs 12-33 of EITF 00-19. The effects are as follows:

	Derivative Liabilities	Convertible Senior Secured Notes	Additional Paid-in Capital
As reported, December 31, 2004	$—	$28,281	$165,432,535
Adjustment	752,695	1,123,719	(1,876,414)

As restated, December 31, 2004	$752,695	$1,152,000	$163,556,121

	Valuation of warrants issued in connection with issuance of convertible senior secured notes	Beneficial conversion value related to convertible subordinated debt
As reported, December 31, 2004	$601,020	$8,318,980
Adjustment	(104,695)	(1,771,719)

As restated, December 31, 2004	$496,325	$6,547,261

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and the wholly owned subsidiaries TGC Research Medical Limited and Diametrics Medical Limited. All material inter-company accounts and transactions have been eliminated.

Foreign Currency Translation/Transactions

The financial statements of our foreign subsidiary were translated into U.S. dollars for consolidation in 2004. The statement of operations for 2004 was translated using average exchange rates for the period. Also recorded as translation adjustments in shareholders’ deficit are transaction gains and losses on inter-company balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net loss but have not been material in any of the years presented.

Cash

We consider all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. We do not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of 2 to 10 years for equipment and furniture and the term of the underlying lease for leasehold improvements. Maintenance and repairs are expensed as incurred. Depreciation expense was $3,171 and $45,386 for the years ended December 31, 2005 and 2004, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) management reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in the group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Accounting for Conversion Features and Warrants Issued with Convertible Debt and Preferred Stock

The Company issued $1.8 million of Convertible Senior Secured Notes, which contained an ECF and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The Conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the debt host component, (2) the convertible debt instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the conversion option would be classified as stockholders’ equity if it were freestanding, management considered the guidance in EITF 00-19. In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the convertible debt is considered “conventional.” EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19”, defines conventional convertible debt as debt whereby the holder will, at the issuer’s option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that convertible debt was not “conventional,” and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of this debt to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model and were classified in the consolidated balance sheet as long-term liabilities at December 31, 2004, because the notes were exchanged for equity after that date.

EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained above) does not apply. These pronouncements do apply to the Company’s previously issued $7.3 million of convertible notes (deemed conventional convertible debt) and the Company’s recent transactions involving $750,000 of convertible debt, because both meet the definition of conventional convertible debt in accordance with EITF 00-19, paragraph 4. The amount of the fair value of warrants and the intrinsic value beneficial conversion feature must reduce the carrying value of the instrument, but not below the face value of the notes or zero. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted using the effective interest method over the term of the debt.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” established standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 did not cause the Company’s Series H and Series I convertible preferred stock to be recorded as liabilities since the shares do not have mandatory redemption features.

Research and Development

Research and development costs are related to a new product research project focused on the development of products aimed at continuous glucose monitoring and control in critically ill patients, based in part on information obtained during its previous business activities. All such costs were expensed as incurred.

Net Loss per Common Share

Basic loss per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period.

Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is anti-dilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been anti-dilutive:

	December 31,
	2005	2004
Common stock options	—	1,422,600
Common stock warrants	—	66,811,426
Convertible debt	96,804,000	2,013,430
Convertible preferred stock – Series E	—	—
Convertible preferred stock – Series F	—	6,666,667
Convertible preferred stock – Series G	—	25,000,000
Restricted stock	—	64,251
Convertible preferred stock – Series H	278,890,000	—
Convertible preferred stock – Series I	137,940,000	—

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to historical net losses, a valuation allowance has been established to offset the deferred tax asset.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates primarily relate to the assessment of the fair value derivative instruments and warrants and debt and equity transactions. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial instruments are recorded on the consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we apply the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock incentives to employees and directors. As a result, no compensation expense related to employees’ and directors’ stock incentives has been recognized in the financial statements as all options granted under stock incentive plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for our stock incentive plans been determined based on the fair value of the awards on the date of grant, consistent with the provisions of SFAS No. 123, our net loss per share would have increased to the pro forma amounts indicated below:

	2005	2004
Net loss available to common stock shareholders, as reported	$(10,031,675)	$(14,136,285)
Stock-based employee compensation expense included in reported net loss available to common stock shareholders	—	93,699
Total stock-based employee compensation expense determined under fair value-based method for all awards	(143,518)	(618,523)

Pro forma net loss available to common stock shareholders	$(10,175,193)	$(14,661,109)

Net loss available to common shareholders:
Basic and diluted, as reported	$(0.29)	$(0.45)

Basic and diluted, pro forma	$(0.29)	$(0.47)

For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following assumptions were used in valuing our stock option grants:

	Year Ended December 31,
	2005	2004
Risk free rate	—	3.50%
Dividend yield	—	0%
Volatility	—	116%

The per share weighted-average fair value of options granted under our stock option plans was $0.14 for the year ended December 31, 2004.

Comprehensive Loss

Comprehensive loss is presented as a component of shareholders’ deficit and consists of net loss, foreign currency translation adjustments and changes in minimum pension liability. The accumulated balances for each component of accumulated other comprehensive loss are as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Total Accumulated Other Comprehensive Loss
Balances at December 31, 2003	$(904,015)	$(2,903,380)	$(3,807,395)
Change in minimum pension liability	—	2,903,380	2,903,380
Foreign currency rate changes	904,015	—	904,015

Balances at December 31, 2004	—	—	—

Balances at December 31, 2005	$—	$—	$—

The foreign currency translation adjustment and minimum pension liability were related to the discontinued operations of DML. These amounts were realized in the statement of operations as part of the loss on liquidation of DML.

Defined Benefit Retirement Plan Funding

The Company had sponsored a 401(k) savings plan (“401(k) Plan”) for its US employees. Our US employees who met certain age and service requirements could contribute up to 20 percent of their salaries to the plan on a pre-tax basis. The Company had the discretion to match employee contributions $0.50 for each $1.00 contributed by an employee up to a maximum company contribution of $1,000 per year. As of December 2005, we had no employees who were participants in the 401(k) Plan.

The former U.K. subsidiary sponsored a contributory defined benefit retirement plan (“Retirement Plan”) covering all eligible employees. Our funding policy was to contribute into a trust fund at an annual rate that was intended to remain at a level percentage of total eligible payroll. Annual contribution amounts were determined by a qualified actuary and were intended to adequately fund our projected pension liability payable upon employees’ retirement, given actuarial assumed rates of average market and trust fund investment performance. The Retirement Plan was terminated during 2004.

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, the Company will no longer be able to account for share-based compensation transactions using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” Instead, we will be required to account for such transactions using a fair-value method and to recognize the fair value of each award over the service period. Securities and Exchange Commission (“SEC”) Release No. 33-8568 makes SFAS 123R effective for fiscal years beginning after June 15, 2005, and SFAS 123R allows for several alternative transition methods. We expect to adopt SFAS 123R as of the beginning of the fiscal 2006 first quarter using “modified prospective application,” which will require that we recognize compensation expense for new awards, modified awards and for any awards outstanding at the effective date but vesting after such date. The actual amounts of stock compensation expense we will recognize in periods following the adoption of SFAS 123R will depend on a number of factors, including the types of awards made, the specific terms of awards, changes in the market price of our common stock and other factors. The Company has no stock options outstanding.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impractical to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 as of the beginning of fiscal 2007 and does not expect that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.

In February 2006, the FASB issued No. 155 “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”, which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, among other items not presently impacting the Company. Management does not believe the provisions of SFAS No. 155 currently apply.

Note 4 - Discontinued Operations

On October 4, 2004, the Company determined that it would longer fund the operations of DML. On that same day, DML’s board of directors decided to cease DML’s operations. On November 1, 2004, the Company terminated all employees in the United Kingdom and all but three employees in the United States. On November 22, 2004, a Meeting of Creditors was held in London, England for the purposes of liquidating the assets of DML. Based upon a review of SFAS No. 144, the Company assessed the measurement date for the sale transaction as the date of board of director approval, which occurred on October 4, 2004. As prescribed by SFAS No. 144, we began reporting the results of operations of DML as discontinued operations effective as of the year ended December 31, 2004 and for all periods presented. Upon DML entering liquidation in November 2004, the Company recorded a loss of $2.4 million.

Following is a summary of operating results of the continuous monitoring business, included in discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2004:

Revenue	$2,412,071
Gross profit	(551,944)
Net loss	$(4,127,982)

On September 29, 2003, the Company completed the sale of substantially all of the assets used in its intermittent testing business to ITC for approximately $5.2 million in cash and the assumption of certain liabilities, including trade payables of approximately $583,000, certain capital lease obligations of $56,000 and product warranty obligations estimated at $30,000. Of the cash payment, $758,000 was placed in escrow by ITC and was restricted from the Company’s use for 180 days to cover any shortfall in collected receivables or any indemnification claims. Amounts remaining in escrow at December 31, 2003, after deducting escrow account fees and $33,000 in trade payables assumed by ITC in excess of an established $550,000 ceiling, approximated $720,000 and were recorded as restricted cash and a deferred credit in current liabilities. In late March 2004, sale proceeds remaining in escrow and deferred for recognition were released to the Company and amounted to approximately $713,000. After deducting transaction costs of $156,000, an additional gain on the sale of discontinued operations was recognized in the first quarter 2004 of approximately $557,000.

Note 5 - Borrowings

Convertible Promissory Notes

On December 6, 2005, we entered into Convertible Promissory Notes to provide up to $750,000 in gross proceeds, of which $450,000 was advanced as of December 31, 2005. In January 2006, we received the balance of $300,000. These notes are due November 30,

2008 and have a stated interest rate of 10% per annum, with interest payments due quarterly. We may, at our option, pay the interest (only) in cash or in shares of our common stock at a conversion price equal to the higher of (1) $.01 per share or (2) the average share price recorded at the close of 10 trading days prior to the date of conversion. Each dollar of outstanding principal may be converted at any time into common stock at conversion price of $0.0046 per share or 215.12 shares per dollar outstanding.

We accounted for the conversion feature in accordance with EITF 98-5 and EITF 00-27 since the ECF was considered conventional as defined in EITF 00-19 and EITF 05-02. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $450,000, which is required to be treated as a discount to the underlying notes. The discount is being amortized into interest expense using the effective interest method over the term of the notes.

Convertible Senior Notes

On May 2, 2005, the Company issued convertible senior notes resulting in the receipt of $150,000 of gross proceeds. In connection with the Exchange Offering on December 6, 2005, these notes and the related accrued interest were exchanged for Series H convertible preferred stock.

The notes were due May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. These notes had a stated interest rate of prime plus 4.0% with a floor of 8.0%, plus an additional 2% interest per month if the notes went in default. These notes, while outstanding, were convertible into 7,500,000 shares of common stock.

The holders of these notes also received warrants expiring on May 2, 2010 to purchase up to 3,750,000 shares of our common stock at an exercise price of $0.025 per share. The fair value of the warrants issued was determined using the Black-Scholes option pricing model based on the following assumptions: volatility of 176%, expected life of 5 years, risk free interest rate of 4.38% and no dividends. We recorded the fair value of the warrants and the beneficial conversion feature as a debt discount.

In August 2005, the Company was unable to make the required interest payments and was in default of the terms of the agreement. This resulted in the acceleration of the outstanding principal and interest payments, wherein the repayment of principal and interest was immediately due. Accordingly, we recorded $135,000 of non-cash interest expense for the unamortized beneficial conversion feature and debt discount for the year ended December 31, 2005.

Convertible Senior Secured Notes

On December 15, 2004, we issued convertible senior secured notes, resulting in the receipt of $1,800,000 in gross proceeds. The holders of these notes also received a due diligence fee of $180,000. The notes had a stated interest rate of prime plus 4% with a floor of 8%. The conversion price of the notes was fixed at $0.02 per share, subject to adjustment depending upon the market price of our common stock. These notes, while outstanding, were convertible into 90,000,000 shares of common stock, however, the ultimate number of shares that potentially was to be issued to settle the note in common stock is unknown.

The holders also received warrants to purchase up to 45,000,000 shares of common stock at an exercise price of $0.025 per share with an original expiration date of December 15, 2009. In connection with our Exchange Offering on December 6, 2005, these notes and the related accrued interest were cancelled in exchange for Series H convertible preferred stock.

The notes were originally due on December 15, 2007, with principal and interest payable in cash or registered shares over a 32-month period beginning in March 2005. The Company was unable to make such payment, and as a result was in default under the terms of the agreement and the repayment of principal and interest was immediately due. Accordingly, we recorded $648,000 of non-cash interest expense for the unamortized beneficial conversion feature and debt discount into interest expense for the year ended December 31, 2005.

The holder of the notes received a first lien on all of our assets. The holders of our previously issued convertible senior secured fixed rate notes, discussed below, totaling $7,300,000 due August 4, 2005, consented to the new financing and the subordination of their secured position to a second lien on all of the Company’s assets. In consideration for granting this amendment, management reduced the conversion price of the notes to $0.02 per share and amended the exercise price of their outstanding warrants to purchase up to 4,255,837 shares of our common stock at $0.025 per share (see below for the recording of the amendment to the $7,300,000 convertible subordinated notes). The Company also reduced the exercise price of 17,555,589 and 12,000,000 warrants issued to holders of our preferred stock to $0.025 and $0.01 per share, respectively (See Note 7 for discussion related to the accounting for the modification of these warrants).

In accordance with SFAS No. 133, management was required to record the fair value of the ECF and warrants as a liability. The estimated fair value of the ECF and warrants were $432,000 and $216,000, respectively, which reduced the carrying value of the notes by such amounts. We amortized the discount to interest expense for the years ended December 31, 2005 and 2004 in the amounts of $1,152,000 and zero, respectively.

The fair value of the ECF and warrants were determined using the Black-Scholes option-pricing model based on the following assumptions: volatility ranging from 184% to 244%, expected life ranging from 4 to 5 years, risk free interest rate of 4.38% and no dividends.

Convertible Subordinated Notes

On August 4, 1998, we issued convertible subordinated notes resulting in the receipt of $7,300,000 in gross proceeds. Subsequent to the original date of issuance, the terms of these notes were renegotiated. As discussed above, the Company negotiated significant modifications to the $7,300,000 notes on December 15, 2004, the embedded conversion feature and the warrants, as well as a deferral of all principal and interest payments until after the convertible senior notes were repaid. The Company accounted for the amendments of these terms in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.” As such, the modified notes were recorded at their fair value of $988,106. The excess of $1,670,683 of aggregate liabilities in excess of their carrying amounts were recorded as a charge to other income (expense).

The Company accounted for the conversion feature in accordance with EITF 98-5 and EITF 00-27 since the ECF was considered conventional as defined in EITF 00-19 and EITF 05-02. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $6,311,894, which was required to be treated as a discount to the underlying notes. The discount was being amortized into interest expense using the effective interest method over the term of the notes, until the Company defaulted on the notes in June 2005, at which time the remaining unamortized discount was charged to expense. The discount amortized to interest expense for the years ended December 31, 2005 and 2004, were $6,311,894 and zero, respectively.

In connection with the Exchange Offering on December 6, 2005, these notes and the related accrued interest were cancelled in exchange for Series H and Series I convertible preferred stock (see Note 6).

Note 6 – Shareholders’ Deficit

As of December 31, 2005, we have authorized 1,005,000,000 shares of stock of which 1,000,000,000 shares are designated for Common Stock, $0.01 par value per share and 5,000,000 shares are Preferred Stock, $0.01 par value per share, of which 28,222 shares are designated as Series H Preferred Stock (“Series H”), and 13,794 shares are designated as Series I (“Series I”) Preferred Stock.

Preferred Stock

In connection with the Exchange Offering, all outstanding shares of Series F and Series G convertible preferred stock were retired and exchanged for Series H and Series I convertible preferred stock.

The following is a summary of preferred stock as of December 31, 2005 and 2004:

	Series E	Series F	Series G	Series H	Series I
Balance at December 31, 2003	7,500	—	—	—	—
Conversion of Series E	(7,500)	—	—	—	—
Issuance of Series F	—	15,000	—	—	—
Conversion of Series F	—	(5,000)	—	—	—
Issuance of Series G	—	—	15,000	—	—

Balance at December 31, 2004	—	10,000	15,000	—	—
Exchange of Series F & Series G into Series H & I	—	(10,000)	(15,000)	27,889	13,794

Balance at December 31, 2005	—	—	—	27,889	13,794

Except as otherwise disclosed below, the rights, privileges and obligations of Series H and Series I are identical in all material respects.

Dividends

Dividends on the Preferred Stock are payable if and when declared by the Board of Directors. In the event the Board of Directors declare a dividend for the holders of common stock, the conversion price of the Preferred Stock shall be decreased by multiplying the conversion price then in effect by a fraction of (1) the numerator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date, and (2) the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution. In the event the record date shall have been fixed and such dividend is not fully paid or if such distribution is not fully made on the date fixed, therefore, the conversion price for the Preferred Stock shall be recomputed accordingly as of the close of business on such record date and thereafter, the conversion price for the Preferred Stock shall be adjusted as of the time of actual payment of such dividends or distributions.

Conversion

Each share of Preferred Stock is convertible at the option of the holder at any time into 10,000 shares of Common Stock, subject to adjustment for dividends.

Voting

The Series H Preferred Stock is non-voting. Each holder of Series I Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which the holders’ shares of Preferred Stock are convertible.

Liquidation

The holders of each share of Preferred Stock shall be entitled to the a liquidation preference equal to the assets available for distribution to shareholders at an amount equal to the greater of (1) an amount equal to $100 per share and any declared but unpaid dividends on each share, and (2) the pro rata amount the holders would be entitled to receive had such holders converted such shares of Series H Preferred Stock or Series I Preferred Stock into shares of Common Stock.

Antidilution

In the event we issue any additional shares of common stock or common stock equivalents, the holders of Series I preferred stock are to receive a decrease in their conversion price equal to multiplying the conversion price then in effect by a fraction (1) the numerator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance, and (2) the denominator of which shall be the total number of shares of outstanding common stock plus the number of outstanding common stock equivalents.

No adjustment to the conversion price for holders of Series I preferred stock shall be made on a date on which our equity market capitalization exceeds $15,000,000 as of the close of trading on each of the ten (10) consecutive trading days prior to the issuance of additional common stock or common stock equivalents.

Series G Convertible Preferred Stock

On May 28, 2004, we completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock at $100 per share. The financing was completed in a private placement with the Mercator Advisory Group and its related funds and BCC Acquisition II, LLC. The Mercator Advisory Group and its related funds were also the investors in Series E and Series F convertible preferred stock issued in May 2003 and January 2004, respectively.

As part of this financing, we issued three-year warrants (“Series G warrants”) to the purchasers of the Series G preferred stock. Those warrants entitle the holders to purchase an aggregate of 1,250,000 shares of the Company’s common stock at the lower of $.11 per share or the average of the lowest ten inter-day closing prices of common stock during the ten trading days preceding the exercise date. We also issued three-year warrants to the Mercator Advisory Group and its related funds that invested in Series E and Series F preferred stock to purchase an aggregate of 12,241,608 shares of common stock at $.05 per share.

In connection with the Series G financing described above, the holders of Convertible Subordinated Notes agreed to defer until December 31, 2004 our obligation to make interest payments previously due on June 30, 2004 (including interest payments originally due on December 31, 2003 and March 31, 2004, payment of which was deferred until June 30, 2004) and September 30, 2004. In exchange for the deferral of interest payments, the exercise price on the note holders’ common stock warrants was reduced from $.34 per share to $.09 per share. Additionally, in connection with the Series G financing, the exercise price of the outstanding common stock warrants issued as part of the Series E preferred stock financing was reduced from $.35 per share to $.11 per share, and the ceiling price for the exercise of the common stock warrants issued as part of the Series F preferred stock financing was reduced from $.35 per share to $.11 per share (see below for additional discussion).

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

The Company accounted for the above transactions in accordance with EITF 98-5 and EITF 00-27 which resulted in the calculation of an ECF in the Series G preferred stock, which is required to be treated as an increase in the net loss available to common shareholders. We allocated the net investor proceeds of $1,445,000 from the issuance of the Series G convertible preferred stock to the preferred stock and Series G warrants based upon their relative fair values. The fair value allocated to the Series G warrants of $68,205 was recorded as equity. The fair value allocated to the preferred stock of $1,376,795 and the original conversion terms were used to calculate the value of the beneficial conversion feature of $1,067,650 at the date of issuance of the Series G preferred stock. The $1,067,650 was charged to retained earnings with the offsetting credit to additional paid-in-capital. We treated the beneficial conversion feature of $1,067,650 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders”. As a result of the decrease in the conversions rate to $.03 per share, management increased the value of beneficial conversion feature to $1,280,216 which was limited to the amount of proceeds allocated to the Series G preferred stock. Additionally, we treated the beneficial conversion feature of $1,280,216 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

In connection with the Exchange Offering, all issued and outstanding Series G convertible preferred stock were cancelled in December 2005.

Series F Convertible Preferred Stock

On January 16, 2004, we completed the sale in a private placement of 15,000 shares of Series F convertible preferred stock at a price of $100 per share, resulting in aggregate gross proceeds to us of $1.5 million.

The Company accounted for this transaction in accordance with EITF 98-5 and EITF 00-27. The Company allocated the net investor proceeds of $1,350,000 from the issuance of the Series F convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $665,994 and $684,006 for the preferred stock and warrants, respectively, were recorded as equity in the first quarter 2004. The beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $665,994 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, we treated the beneficial conversion feature of $665,994 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

In connection with the Exchange Offering, all issued and outstanding Series F convertible preferred stock were cancelled in December 2005.

Series E Convertible Preferred Stock

On May 12, 2003, we completed a $1.5 million financing through the sale of 15,000 shares of Series E convertible preferred stock at a price of $100 per share. Effective upon the sale of our intermittent testing business, the holders of the Series E preferred stock elected to exercise their option to put back to us 50% of their original $1.5 million investment.

We also issued five-year warrants to purchase 735,000 shares of our common stock at $0.35 per share. The warrants were exercisable after the conversion of the underlying preferred stock. We accounted for this transaction in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” We allocated the net investor proceeds of $1,350,000 from the issuance of the Series E convertible preferred stock to the preferred stock and associated warrants based upon their estimated relative fair values. The resulting fair value allocations of $958,962 and $391,038 were made for the preferred stock and warrants, respectively.

The beneficial conversion feature embedded in the preferred stock was calculated at $958,962 and was limited to the fair value allocated to the preferred stock. The beneficial conversion feature of $958,962 was treated as a deemed dividend to preferred shareholders, and was charged to retained earnings, with the offsetting credit to additional paid-in-capital. Additionally, we treated the beneficial conversion feature of $958,962 as a reconciling item on the statement of operations to adjust its reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2003.

Preferred Stock Warrants

Subsequent to the preferred stock financings described above, the exercise price of the warrants to purchase common stock issued with the preferred stock were adjusted downward during 2004 as a result of the issuance of the Series G financing and the new Convertible Senior Notes. In addition, new warrants to purchase 12,241,608 shares of common stock were issued to the Series E and Series F investors as a result of the Series G financing. The new financing reduced the exercise price of warrants to purchase 5,555,589 shares of common stock to $.025 per share and warrants to purchase 12,000,000 shares of common stock to $.01 per share The reductions in the exercise price or ceiling exercise price, as applicable, of the warrants previously issued to these investors and the issuance of new warrants to purchase additional shares of common stock resulted in a deemed dividend on the Series E, F and G preferred stock, requiring a charge to retained earnings and an offsetting credit to additional paid-in capital aggregating $1,211,247. Similar to the beneficial conversion features discussed above, this amount was charged to retained earnings, with an offsetting credit to additional paid-in-capital, and was treated as a reconciling item on the statement of operations to adjust the reported net loss to “net loss available to common shareholders,” which is used in the numerator in the loss per share calculation for the year ended December 31, 2004.

Management classified the warrants issued in connection with the Series E, F and G preferred stock financing as equity rather than debt based upon an assessment of our contractual obligations for registration of the related common shares issuable upon exercise of the warrants as provided under EITF 00-19. However, in December 2004, the Company was required to value warrants at fair value and record as a liability due to the issuance of $1,800,000 in non-conventional convertible notes.

Note 7 - Stock Options and Warrants

Stock Options

As of December 31, 2005, we did not have any outstanding stock options to employees or consultants.

Warrants

In connection with certain financing arrangements entered into since inception, we have granted stock purchase warrants for the purchase of common stock, preferred stock and issuance of debt. The stock purchase warrants were exercisable over varying periods and expired up to ten years from the date of grant. Stock warrants outstanding as of December 31, 2005 and 2004 under these arrangements are summarized as follows:

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	66,811,426	$0.02	4,668,996	$0.34 - 6.00
Granted	3,750,000	$0.02	68,747,445	0.025 - 0.35
Exercised	—	—	(2,340,268)	0.025 - 0.11
Cancelled or Expired	(70,561,426)	$0.02	(4,264,747)	0.34 - 6.00

Outstanding at end of year	—	—	66,811,426	0.02

Options exercisable at year-end	—	$—	66,811,426	$0.02

Note 8 - Income Taxes

At December 31, 2005, we had available no U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization a company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure.

During the year ended December 31, 2005, we adjusted our deferred tax assets to zero, and the related valuation allowance of $9,115,000. During the year ended December 31, 2004, we decreased the valuation allowance by $17,369,000 primarily due to the loss of foreign net operating losses.

The provision for income taxes from continuing operations differs from the expected tax benefit, computed by applying the federal corporate rate of 34% to the losses before income taxes, because of the 100% valuation allowance for the increase in the deferred tax assets.

Note 9 - Related Party Transactions

On November 21, 2005, BCCAII and certain of the holders of our convertible debt and Series F and Series G preferred stock, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to OPA and MAG, a current shareholder of the Company, for a nominal amount of cash. BCCAII also agreed to provide us with $148,929 for expenses. We recorded the receipt of the cash provided by BCCAII as an offset to the expense incurred in the statement of operations.

At the close of the transaction, a fee of $75,000 was paid to OPA as compensation for its services in structuring the transaction; we expensed this fee as incurred, as the recipients were affiliates of the Company at the time of the transaction. In connection with the transaction, the Board of Directors and Chief Financial Officer at that time resigned and W. Bruce Comer III and Heng Chuk, principals of OPA, became the sole members of the Board. Additionally, Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer / Secretary of the Company, respectively.

Note 10 -Commitments

Leases

The Company leased its facilities under non-cancelable operating lease arrangements. On March 24, 2005, a default judgment for the amount of $136,945, relating to our default under the terms of a commercial lease agreement for office space at 293 Great Valley Parkway, Malvern, Pennsylvania, was entered in the Court of Common Pleas, Chester County, Pennsylvania, against the Company in favor of the landlord. In November 2005, we entered into an agreement with the landlord to settle all outstanding claims under the lease for $35,000, which was paid on December 14, 2005. The judgment was subsequently vacated.

On November 21, 2005, we were evicted from our former offices at 3050 Centre Pointe Drive, Roseville, Minnesota, as a result of our default under the terms of the commercial lease agreement. The outstanding contingent liability for past due rent and remaining rent under the lease agreement, net of the security deposit held by the landlord, was approximately $160,000. In 2005, management established a reserve in connection with this idle facility equal to the fair value of the remaining minimum lease payments and its estimated pro rata share of operating expenses.

Note 11 – Fourth Quarter Adjustments and Quarterly Restatements (unaudited)

As discussed in Note 2, we restated previously issued financial statements to correctly account for certain freestanding and embedded derivative contracts as liabilities at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The quarterly effects are as follows:

	First Quarter	Second Quarter	Third Quarter
2005
Net loss, as reported	$(8,346,923)	$(5,556,476)	$(366,581)
Adjustments:
Amortization of discount on convertible notes	6,757,689	(538,461)	(113,990)
Change in fair value of derivative liabilities	97,656	(590,796)	—

Net loss, as restated	$(1,491,578)	$(6,685,733)	$(480,571)

Net loss per share, as restated	$(0.04)	$(0.19)	$(0.01)

Note 12 - Supplemental Disclosure of Non-cash Investing and Financing Activities

2005

We completed a $450,000 financing through the sale of Convertible Promissory Notes. A beneficial conversion feature of $450,000 was recorded as a reduction to the notes and an increase to additional paid in capital.

In connection with the Exchange Offering, we retired $9,250,000 of debt obligations together with accrued interest of $1,369,203, 1,000,000 shares of Series F preferred stock and 1,500,000 shares of Series G preferred stock in exchange for Series H and Series I preferred stock. The transaction was recorded as a net increase to additional paid in capital of $12,325,209 and as a reduction in the respective preferred stock, convertible debt, accrued interest, warrants and embedded features accounts.

We completed a $150,000 financing through the sale of Convertible Senior Notes on December 15, 2004. A beneficial conversion feature of $135,000 was recorded as a reduction to the notes and an increase to additional paid in capital.

2004

During 2004, we completed the renegotiation of the terms of our $7.3 million Convertible Subordinated Notes. The modified debt and associated warrants to purchase 4.3 million shares of common stock were recorded in the fourth quarter 2004 at their respective fair values of $988,106 and $20,428.

Effective January 16, 2004, we completed a $1.5 million financing through the sale of 15,000 shares of Series F convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $665,994 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the statements of operations to adjust the reported net loss to “net loss available to common shareholders.”

Effective May 28, 2004, we completed a $1.5 million financing through the sale of 15,000 shares of Series G convertible preferred stock. A beneficial conversion feature embedded in the preferred stock was calculated at $1,280,216 and was recorded as a non-cash charge to retained earnings and treated as a reconciling item on the statements of operations to adjust the reported net loss to “net loss available to common shareholders.”

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

Note 13 – Subsequent Events

In January 2006, we received the remaining commitment on the convertible promissory notes in the amount of $300,000 (Note 5).

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 8, 2005, Virchow, Krause & Company, LLP (“Virchow Krause”), provided written notice to us that they had resigned as our auditors and principal accountants, effective as of that date. Furthermore, we were also informed by Virchow Krause that it had not performed a review of the Company’s consolidated financial statements as of and for the three and six month periods ended June 30, 2005, which were included in the Company’s Form 10-Q for the period ended June 30, 2005 (the “Q2 Form 10-Q”), as required by Regulation S-X under the Securities Exchange Act of 1934. No disclosure was made by the Registrant that Virchow Krause had not performed a review of the Company’s consolidated financial statements as of and for the periods ended June 30, 2005.

The audit report of Virchow Krause on the consolidated financial statements of Diametrics Medical, Inc. for the fiscal year ended December 31, 2004 contained a separate paragraph stating:

“The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.” Other than such qualification as to uncertainty as a going concern, the aforementioned audit report of Virchow Krause did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

On August 16, 2004, the Audit Committee of the Board of Directors selected and engaged Virchow Krause as its independent public accountant for the fiscal year ended December 31, 2004. During the audit of the consolidated financial statements of the Registrant for the fiscal year ended December 31, 2004, and through December 9, 2005, there were no disagreements with Virchow Krause, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On December 9, 2005, our Board of Directors selected and engaged McKennon, Wilson & Morgan LLP (“MWM”) as its independent public accountants for the fiscal year ending December 31, 2005, and to perform reviews of our consolidated financial statements as of and for the three and six month periods ended June 30, 2005, and as of and for the three and nine month periods ended September 30, 2005.

On December 9, 2005, MWM advised us of its acceptance of the engagement. During the two most recent fiscal years and through December 9, 2005, we had not consulted with MWM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered in our financial statements, and neither a written report was provided to us nor oral advice was provided by MWM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

MWM completed its review of our consolidated financial statements for the three and six month periods ended June 30, 2005, and we filed an amended Q2 Form 10-Q on December 19, 2005.

Item 8A. Controls and Procedures

(a)	Disclosure controls and procedures.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Internal controls over financial reporting.

There were no changes in our internal controls over financial reporting in the fourth quarter of fiscal 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant

Certain biographical information furnished by our current directors and executive officers is presented below.

Name	Age	Position
W. Bruce Comer	40	Chief Executive Officer
Heng Chuk	26	Chief Financial Officer and Secretary
Paul A. Galleberg	45	Director

W. Bruce Comer III has been our Chief Executive Officer since December 2005. He has over 15 years experience in business development, finance and operations, both in the United States and throughout Asia. He is the founder and Managing Director of Ocean Park Advisors, a private merchant bank that invests in middle market business services companies and provides advisory services to select investors and corporate clients (“OPA”). Before founding OPA, he was a Principal and Senior Vice President at Platinum Equity, where he played a key role in raising the firm’s first time fund of $700 million and was actively involved in the management of the firm’s $4 billion revenue portfolio. From 2000 through 2002, Mr. Comer was the Chief Financial Officer of Pacific Crossing, a subsea cable venture that owns and operates a major trans-Pacific fiber optic cable system linking Japan and the United States, and Vice President of Corporate Finance at Asia Global Crossing. He led the company’s concurrent IPO and high yield offering, then led the operational and financial restructuring of Pacific Crossing. The Pacific Crossing venture consisted of the following entities: PC Landing Corp., a Delaware corporation, Pacific Crossing, Ltd. (“PCL”), a Bermuda company, Pacific Crossing UK, Ltd., a United Kingdom company, PCL Japan, Ltd., a Japan company, and SCS Bermuda, Ltd., a Bermuda company. In July 2002, these entities filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Prior to that, he was a Vice President in Merrill Lynch’s telecommunications investment banking group, where he raised over $6 billion for clients. From 1987 to 1992, Mr. Comer was a management consultant primarily at Booz Allen & Hamilton. Mr. Comer received a Bachelor’s degree cum laude from Princeton University, a Master’s degree with Distinction in International Relations from Johns Hopkins University, and an MBA from The Wharton School at the University of Pennsylvania. Mr. Comer is a member of the Pacific Council on International Policy and serves on their Task Force on US Indian Relations. He serves on the Board of Trustees of Princeton in Asia.

Heng Chuk has been our Chief Financial Officer and Secretary since December 2005. He has been a Vice President at OPA since 2004. Formerly, he was an Associate at Platinum Equity from 2002 to 2003, where he played a key role in raising Platinum’s first time fund of $700 million and was involved in evaluating acquisition opportunities, transaction structuring, and portfolio management. Prior to Platinum, Mr. Chuk worked in the Corporate Finance group at Asia Global Crossing from 2000 to 2002. He was central to the company’s capital markets fundraising, including its IPO and high yield offering, and was also involved in business development, M&A activity, and the planning and execution of the company’s $600 million restructuring and sale to China Netcom. Mr. Chuk graduated cum laude from the University of Pennsylvania’s Management & Technology joint degree program, with a B.S. in Finance from the Wharton School and a B.S. in Electrical Engineering, and holds a Master of Science in Electrical Engineering from Stanford University.

Paul A. Galleberg has been a director since March 13, 2006. He has over 20 years’ experience in business development, law, corporate finance and general management. From 2000 to the present, Mr. Galleberg has been Senior Vice President, General Counsel and Secretary of Infonet Services Corporation, one of the world’s largest managed data network services providers. Mr. Galleberg played a key role in the sale of Infonet to BT Group plc, a transaction valued at approximately $ billion that closed in February, 2005. Prior to joining Infonet, Mr. Galleberg was with Latham & Watkins, an international law firm, from 1986 through 2000. At Latham & Watkins, Mr. Galleberg focused on creating and operating strategic alliances and on private company representation, particularly in the satellite, telecommunications and media sectors. Mr. Galleberg received a J.D., cum laude, from Harvard Law School and an A.B., with highest distinction, from the University of Michigan.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee whose sole member is Mr. Galleberg, who is the Chairman. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees of the Company, subject to ratification by the full Board, and administers the Company’s 1990 Stock Option Plan (the “Stock Option Plan”). The Compensation Committee did not meet in fiscal year 2005.

The Board of Directors has an Audit Committee which currently has no members. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent certified public accountants, as well as the Company’s accounting principles and its system of internal controls, reports the results of their review to the full Board and to management and recommends to the full Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Audit Committee undertakes these specific duties and other responsibilities listed in the Audit Committee’s charter, and such other duties as the Board may prescribe from time to time. The Audit Committee did not meet during fiscal 2005.

The Board of Directors does not have a separate Nominating Committee, and has determined that it is appropriate for the entire Board to serve that function for the time being since all of its current directors participate in the nomination of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Diametrics. Officers, directors and greater-than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. This code of ethics has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 10. Executive Compensation

Compensation of Directors

Members of the Board who are employees receive no additional compensation for their service on the Board. Mr. Galleberg receives $500 for each meeting of the Board he attends plus reimbursement for out of pocket expenses.

Upon our adoption of an employee equity compensation plan, the Compensation Committee will issue stock options to Mr. Galleberg for 0.3% of the fully diluted common stock. These options will have an exercise price equal to the fair market value of our common stock at the date of grant, and will vest in full upon the earlier of (i) six months from the date of Mr. Galleberg’s appointment, or (ii) the consummation of a change of control involving us. The options will be exercisable for a period of five years after the date of grant, subject to acceleration if Mr. Galleberg is no longer a member of the Board.

Historically, nonemployee directors participated in the Company’s 1993 Directors’ Stock Option Plan (the “Directors’ Plan”), which expired in 2003. In May 2003, the Company’s shareholders approved an amendment to the 1990 Stock Option Plan to modify its eligibility requirements to allow nonemployee directors to anticipate and become eligible to receive awards or options under the Stock Option Plan. The Directors’ Plan provided for an automatic grant of nonqualified stock options to purchase 18,000 shares of Common Stock to nonemployee Directors of the Company on the date such individuals became directors of the Company (the “Initial Grant”), and an option to purchase 8,000 shares of Common Stock on each subsequent annual shareholder meeting date, subject to certain limitations (a “Subsequent Grant”). Options granted in connection with the Initial Grant vest and become exercisable as to 50% of such shares on the twelve month anniversary of the date of such Initial Grant and 25% at each such successive anniversary date thereafter if the holder remains a director on such dates. Subsequent Grants become fully exercisable six months subsequent to the date of grant. Stock options previously issued and outstanding under the Directors’ Plan remain exercisable in accordance with their original terms. No stock options were granted to nonemployee directors under the Directors’ Plan or the Stock Option Plan in 2005.

Compensation of Executive Officers

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the other most highly compensated executive officers of the Company whose salary and bonus earned in the fiscal year ended December 31, 2005 exceeded $100,000 for services rendered:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Securities Underlying	Restricted
	Year	Salary	Bonus	Other Annual Compensation	Options (#)	Stocks ($)	All Other Compensation
W. Bruce Comer Chief Executive Officer (1)	2005	$—	$—		$—	$—	$—

David B. Kaysen	2005	$165,865
President and Chief Executive Officer (2)	2004	385,636	$—		$—	$—	$—
	2003	347,091	—		500,000	—	—

Steven G. Emery Senior Vice President of Worldwide Marketing and Business Development (3)	2005	$41,827
	2004	187,903	$—		$—	$—	$—
	2003	178,197	—		—	—	—

W. Glen Winchell	2005	$121,154
Senior Vice President and Chief Financial	2004	$215,625	$—		$—	$—	39,500	(5)
Officer (4)	2003	80,769	—		200,000	—	—

(1)	Mr. Comer became our Chief Executive Officer in December 2005 and received no compensation during fiscal 2005.
(2)	Mr. Kaysen terminated his employment with us on 6/17/2005.
(3)	Mr. Emery terminated his employment with us on 3/31/2005.

(4)	Mr. Winchell joined as Senior Vice President and Chief Financial Officer effective August 4, 2003 and terminated his employment with us on 12/2/2005.
(5)	Mr. Winchell was paid a settlement of $39,500 in exchange for a release of the Company of any claims, known or unknown, as of 11/30/2005.

Employment Contracts and Change in Control Agreements

None of our current executive officers have a written employment agreement.

Stock Options

There were no option grants during the year ended December 31, 2005 to the executive officers named in the “Summary Compensation Table” above. The following table summarizes the value of all options held at December 31, 2005 by the executive officers named in the “Summary Compensation Table” above:

Aggregate Option/SAR Exercises

in Last Fiscal Year and

Fiscal Year End

Option/SAR Values

Name	Shares acquired on exercise	Value realized	Number of Unexercised Options Held at December 31, 2005		Value of Unexercised In-the-Money Options Held at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
W. Bruce Comer	N/A	N/A	—	—	$—	$—
David B. Kaysen	N/A	N/A	—	—	—	—
Steven G. Emery	N/A	N/A	—	—	—	—
W. Glen Winchell	N/A	N/A	—	—	—	—

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of April 10, 2006 by: (i) each person who is known by us to beneficially own more than 5% of the Common Stock, (ii) each of our directors, (iii) each of the our executive officers and (iv) all of our directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned[1]	Percent of Class
Ocean Park Advisors, LLC[2] 5710 Crescent Park East, Suite 334 Playa Vista, CA 90094	137,940,000	79.54%
W. Bruce Comer, III[3] 5710 Crescent Park East, Suite 334 Playa Vista, CA 90094	137,940,000	79.54%
Heng Chuk[4] 5710 Crescent Park East, Suite 334 Playa Vista, CA 90094	137,940,000	79.54%
Monarch Pointe Fund, Ltd.[5] c/o Bank of Ireland Securities Services, Ltd. New Century House International Financial Services Center Mayor Street Lower Dublin 1, Republic of Ireland	137,948,716	79.55%
Asset Managers International Limited[6] 88 Baker Street London, England, W1U 6TQ	80,670,000	69.46%
Mercator Momentum Fund L.P.[7] 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	37,269,765	51.24%
Longview Fund LP8 600 Montgomery Street, 44th San Francisco, CA 94111	33,075,432	48.25%
Mercator Momentum Fund III L.P.[9] 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	35,289,803	49.87%
Camden International[10] Charlotte House, Charlotte Street Nassau, Bahamas	20,972,400	37.16%
Longview Equity Fund, LP11 600 Montgomery Street, 44th Floor San Francisco, CA 94111	16,777,600	32.11%
Longview International Equity Fund, LP12 600 Montgomery Street, 44th San Francisco, CA 94111	8,388,800	19.13%
M.A.G. Capital, LLC[13] 555 South Flower Street, Suite 4500 Los Angeles, CA 90071	145,463,500	80.40%

All directors and executive officers as a group (3 persons)[14]	137,940,000	79.54%

[1]	Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of Common Stock subject to options, warrants or other securities currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2006 are deemed outstanding for computing the percentage of the person holding such convertible securities but are not deemed outstanding for computing the percentage of any other person. Shares of Common Stock issuable upon conversion of Series H Convertible Preferred Stock (the “Series H Preferred”) and Series I Convertible Preferred Stock (the “Series I Preferred”) are calculated using a conversion price per share of $.0001. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

[2]	Represents shares of Common Stock issuable upon conversion of Series I Preferred.
[3]	Represents shares of Common Stock issuable upon conversion of Series I Preferred. These shares are held by Ocean Park Advisors, LLC (“OPA”), as described in footnote 2 above. The shareholder is a principal of OPA, and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
[4]	Represents shares of Common Stock issuable upon conversion of Series I Preferred. These shares are held by OPA, as described in footnote 2 above. The shareholder is a principal of OPA, and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
[5]	Includes (i) 40,860,000 shares of Common Stock issuable upon conversion of Series H Preferred, (ii) 80,670,000 shares of Common Stock issuable upon conversion of the principal amount of the Registrant’s Convertible Secured Promissory Note dated December 6, 2005, outstanding as of December 8, 2005, and (iii) 16,418,716 shares issuable upon the exercise of certain warrants. Under the terms of the Series H Preferred, such Note, and such warrants, the shareholder and its affiliates may not convert Series H Preferred, the Note, or the warrants, to the extent that the beneficial ownership of Common Stock of the holder and its affiliates would exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding as the term beneficial ownership is defined in the SEC’s Rule 13d-3. See footnote 13 below.
[6]	Represents shares of Common Stock issuable upon conversion of the principal amount of the Registrant’s Convertible Secured Promissory Note dated December 6, 2005, outstanding as of December 8, 2005. Under the terms of such Note, the shareholder and its affiliates may not convert the Note to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding, as the term beneficial ownership is defined in the SEC’s Rule 13d-3.
[7]	Includes (i) 26,860,000 shares of Common Stock issuable upon conversion of Series H Preferred, and (ii) 10,409,765 shares of Common Stock issuable upon the exercise of certain warrants. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent that the beneficial ownership of Common Stock of the holder and its affiliates would exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding as the term beneficial ownership is defined in the SEC’s Rule 13d-3. See footnote 13 below.
[8]	Includes (i) 17,500,000 shares of Common Stock issuable upon conversion of Series H Preferred, (ii) 3,714,232 shares of Common Stock owned, and (iii) 11,861,200 shares of Common Stock issuable upon the exercise of certain warrants. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding, as the term beneficial ownership is defined in the SEC’s Rule 13d-3.
[9]	Includes (i) 24,780,000 shares of Common Stock issuable upon conversion of Series H Preferred, and (ii) 10,509,803 shares of Common Stock issuable upon the conversion of certain warrants. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent that the beneficial ownership of Common Stock of the holder and its affiliates would exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding as the term beneficial ownership is defined in the SEC’s Rule 13d-3. See footnote 13 below.
[10]	Includes (i) 12,150,000 shares of Common Stock issuable upon conversion of Series H Preferred, (ii) 8,472,400 shares of Common Stock issuable upon the exercise of certain warrants, and (iii) 350,000 shares of Common Stock. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding, as the term beneficial ownership is defined in the SEC’s Rule 13d-3.

[11]	Includes (i) 10,000,000 shares of Common Stock issuable upon conversion of Series H Preferred, and (ii) 6,777,600 shares of Common Stock issuable upon the conversion of certain warrants.. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding, as the term beneficial ownership is defined in the SEC’s Rule 13d-3.
[12]	Includes (i) 5,000,000 shares of Common Stock issuable upon conversion of Series H Preferred, and (ii) 3,388,800 shares of Common Stock issuable upon the conversion of certain warrants. Under the terms of the Series H Preferred and the warrants, the shareholder and its affiliates may not convert Series H Preferred or the warrants to the extent such holder’s beneficial ownership of Common Stock will exceed 9.99% of the Common Stock then outstanding. Consequently, the shareholder and its affiliates do not beneficially own more than 9.99% of the Common Stock outstanding, as the term beneficial ownership is defined in the SEC’s Rules 13d-3.
[13]	Includes (i) 141,390,000 shares of Common Stock issuable upon conversion of Series H Preferred, and (ii) 4,073,500 shares of Common Stock issuable upon the exercise of certain warrants. M.A.G. Capital, LLC is the general partner of Mercator Momentum Fund III, L.P., Mercator Momentum Fund, L.P. and Mercator Focus Fund, L.P. and has voting and investment control over the shares owned by such funds and by Monarch Pointe Fund, Ltd. (the “M.A.G. Funds”). David Firestone, as managing member of M.A.G. Capital, LLC, has voting and investment control over the shares held by M.A.G. Capital and the M.A.G. Funds. Therefore, David Firestone and M.A.G. Capital, LLC share beneficial ownership of all securities owned by M.A.G. Capital, LLC and the M.A.G. Funds. Under the terms of the Series H Preferred and the convertible notes and warrants owned by M.A.G. Capital, LLC and the M.A.G. Funds, the holder and its affiliates may not convert or exercise Series H Preferred, notes or warrants to the extent the beneficial ownership of Common Stock of the holder and its affiliates would exceed 9.99% of the Common Stock then outstanding. Consequently, neither M.A.G. Capital, LLC nor David Firestone has beneficial ownership of more than 9.99% of the Common Stock outstanding as the term beneficial ownership is defined in the SEC’s Rule 13d-3.
(14)	See footnotes (3) and (4) above.

EQUITY COMPENSATION PLANS

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	—	(1)	—	—	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	—	(1)	—	—	(2)

(1)	Includes no outstanding stock options issued under the Company’s 1990 Stock Option Plan.
(2)	Includes shares reserved and available for future issuance under the Company’s equity compensation plans as follows: 1990 Stock Option Plan zero shares, Employee Stock Purchase Plan zero shares.

Item 12. Certain Relationships and Related Transactions

In connection with the transactions discussed above under “Item 1. Description of Business,” OPA exchanged its securities it received in connection with such transactions for shares of newly created Series I Convertible Preferred Stock. The terms of such Preferred Stock are described elsewhere in this report. W. Bruce Comer and Heng Chuk, our sole executive officers, are principals of OPA, and may be deemed to beneficially own such Preferred Stock, although they have each disclaimed any such beneficial ownership except to the extent of their pecuniary interest therein. Additionally, OPA received a fee of $75,000 as compensation for its services in structuring the transactions.

Item 13. Exhibits

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of the Company (as amended)	(1)

3.2	Bylaws of the Company (as amended)	(3)

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	(2)

4.2	Certificate of Designations of Series F Convertible Preferred Stock of the Company, dated January 14, 2004 (as amended)	(9)

Exhibit No.	Description	Method of Filing
4.3	Certificate of Designations of Series G Convertible Preferred Stock of the Company, dated May 28, 2004	(7)

4.4	Certificate of Designations of Series H Convertible Preferred Stock of the Company, dated December 5, 2005	(10)

4.5	Certificate of Designations of Series I Convertible Preferred Stock of the Company, dated December 5, 2005	(10)

10.1	1990 Stock Option Plan, as amended and restated*	(8)

10.2	1993 Directors’ Stock Option Plan, as amended and restated*	(5)

10.3	1995 Equalizing Director Stock Option Plan*	(6)

10.4	1995 Employee Stock Purchase Plan (as revised and restated)*	(8)

10.5	Letter Agreement, dated November 21, 2005, by and among Ocean Park Advisors, LLC (“OPA”), M.A.G. Capital, LLC (“MAG”) and BCC Acquisition II, LLC (“BCCAII”)	(11)

10.6	Letter Agreement, dated November 21, 2005, by and among BCCAII, MAG, OPA and the Company	(11)

10.7	Letter Agreement, dated November 21, 2005, by and between BCCAII and the Company	(11)

10.8	Letter Agreement, dated November 21, 2005, by and BCCAII and the Company	(11)

10.9	Letter Agreement, dated November 21, 2005, by and between BCCAII and OPA	(11)

10.10	Convertible Secured Promissory Note, dated as of December 6, 2005, made by the Company in favor of Monarch Pointe Fund, Ltd. (“Monarch”)	(12)

10.11	Convertible Secured Promissory Note, dated as of December 6, 2005, made by the Company in favor of Asset Managers International Limited (“AMI”)	(12)

10.12	Security Agreement, dated as of December 6, 2005, by and among the Company, Monarch and AMI	(12)

10.13	Subscription Agreement, dated as of December 6, 2005, among the Company, Camden International, Longview Fund, Longview Equity Fund, Longview International Equity Fund, Monarch, Mercator Momentum, L.P., Mercator Momentum Fund III, MAG and OPA	(12)

14	Code of Business Conduct and Ethics for Directors, Officers and Employees	(4)

21	List of Subsidiaries	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
(1)	Incorporated by reference to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 2, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 21, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 9, 2005.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 14. Principal Accounting Fees and Services

The Board of Directors appointed McKennon, Wilson & Morgan, LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2005. McKennon, Wilson & Morgan, LLP has served as our independent registered public accountants since December, 2005 and has no relationship with us other than that arising from its engagement as independent registered public accountants. Virchow Krause & Company LLP served as the Company’s independent registered public accountants from August 9, 2004 to December 8, 2005.

Independent Registered Public Accountants’ Fees

The following table summarizes the aggregate fees for services performed by the independent registered public accountants engaged by the Company.

Fee Category	2005 Fees	2004 Fees
Audit Fees (a)	$55,000	$77,000
Audit-Related Fees	4,950	38,400
Tax Fees (b)	5,000	9,600
All Other Fees	0	0

Total	$64,950	$125,000

(a)	Includes audit fees of $15,000 billed or to be billed to us by McKennon, Wilson & Morgan LLP for review and audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.
(b)	Fees for all tax-related services rendered to the Company.

Audit Committee Pre-Approval Policy

There are currently no members of the Audit Committee. Previously, the Committee adopted a Charter with the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

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

From and after the effective date of the Securities and Exchange Commission Rule requiring pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has pre-approved all audit and permissible non-audit services by McKennon, Wilson & Morgan LLP and Virchow, Krause & Company.

The consolidated financial statements as of December 31, 2004 and for the one year then ended were examined by Virchow Krause & Company. They declined to stand for reappointment and resigned as auditors and principal accountants for the year ended December 31, 2005. Their resignation was concluded after they completed their review of the consolidated financial statements as of and for the three month period ended March 31, 2005.

The audit report of Virchow Krause & Company LLP on the consolidated financial statements of Diametrics Medical, Inc. as of and for the years ended December 31, 2004, contained a separate paragraph stating:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations, a working capital deficit, and a shareholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Other than such qualification as to uncertainty as a going concern, the aforementioned audit reports of Virchow Krause & Company LLP did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ W. Bruce Comer
W. Bruce Comer
Chief Executive Officer
Date: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Bruce Comer W. Bruce Comer	Chief Executive Officer (Principal Executive Officer) and Director	April 10, 2006

/s/ Heng Chuk Heng Chuk	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	April 10, 2006

/s/ Paul A. Galleberg Paul A. Galleberg	Director	April 10, 2006

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of the Company (as amended)	(1)

3.2	Bylaws of the Company (as amended)	(3)

4.1	Certificate of Designations of Series E Convertible Preferred Stock of the Company, dated May 12, 2003	(2)

4.2	Certificate of Designations of Series F Convertible Preferred Stock of the Company, dated January 14, 2004 (as amended)	(9)

4.3	Certificate of Designations of Series G Convertible Preferred Stock of the Company, dated May 28, 2004	(7)

4.4	Certificate of Designations of Series H Convertible Preferred Stock of the Company, dated December 5, 2005	(10)

4.5	Certificate of Designations of Series I Convertible Preferred Stock of the Company, dated December 5, 2005	(10)

10.1	1990 Stock Option Plan, as amended and restated*	(8)

10.2	1993 Directors’ Stock Option Plan, as amended and restated*	(5)

10.3	1995 Equalizing Director Stock Option Plan*	(6)

10.4	1995 Employee Stock Purchase Plan (as revised and restated)*	(8)

10.5	Letter Agreement, dated November 21, 2005, by and among Ocean Park Advisors, LLC (“OPA”), M.A.G. Capital, LLC (“MAG”) and BCC Acquisition II, LLC (“BCCAII”)	(11)

10.6	Letter Agreement, dated November 21, 2005, by and among BCCAII, MAG, OPA and the Company	(11)

10.7	Letter Agreement, dated November 21, 2005, by and between BCCAII and the Company	(11)

10.8	Letter Agreement, dated November 21, 2005, by and BCCAII and the Company	(11)

10.9	Letter Agreement, dated November 21, 2005, by and between BCCAII and OPA	(11)

Exhibit No.	Description	Method of Filing
10.10	Convertible Secured Promissory Note, dated as of December 6, 2005, made by the Company in favor of Monarch Pointe Fund, Ltd. (“Monarch”)	(12)

10.11	Convertible Secured Promissory Note, dated as of December 6, 2005, made by the Company in favor of Asset Managers International Limited (“AMI”)	(12)

10.12	Security Agreement, dated as of December 6, 2005, by and among the Company, Monarch and AMI	(12)

10.13	Subscription Agreement, dated as of December 6, 2005, among the Company, Camden International, Longview Fund, Longview Equity Fund, Longview International Equity Fund, Monarch, Mercator Momentum, L.P., Mercator Momentum Fund III, MAG and OPA	(12)

14	Code of Business Conduct and Ethics for Directors, Officers and Employees	(4)

21	List of Subsidiaries	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Management compensatory plan filed pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.
(1)	Incorporated by reference to the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2004.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 2, 2005.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated November 21, 2005.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated December 9, 2005.