Form 10QSB
period 2006-03-31
DIAMETRICS MEDICAL INC
filed 2006-05-11
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.

Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

6245 Bristol Parkway #263, Culver City, California 90230

(310) 745-1652

Craig Gosselin, Esq.

Zimmermann, Koomer, Connolly & Finkel LLP

1900 Avenue of the Stars, Suite 2375

Los Angeles, California 90067

(310) 229-1700

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

As of May 11, 2006, 35,417,739 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check One). Yes   ☐    No  ☑

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

DIAMETRICS MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Deficit Accumulated During the Development Stage
	2006	2005
		(As Restated)
Operating expenses:
Research and development	$—	$456,586	$477,432
Selling, general and administrative	40,887	387,146	1,556,610
Restructuring and other nonrecurring charges	—	—	93,314

Total operating expenses	40,887	843,732	2,127,356

Operating loss	(40,887)	(843,732)	(2,127,356)
Interest expense	(82,106)	(757,531)	(7,973,470)
Interest income	1,019	—	1,019
Gain (loss) on change in fair value of derivatives	—	97,656	(701,347)
Other income (expense)	11,067	(2,790)	644,072

Loss before discontinued operations	(110,907)	(1,506,397)	(10,157,082)
Discontinued operations:
Income from discontinued operations	—	14,819	14,500

Net loss available to common shareholders	$(110,907)	$(1,491,578)	$(10,142,582)
Basic and diluted net loss per common share:
Loss before discontinued operations	$(0.00)	$(0.04)	$(0.29)
Discontinued operations:
Net income from discontinued operations	$(0.00)	$(0.00)	$(0.00)
Loss available to common shareholders	$(0.00)	$(0.04)	$(0.29)

Weighted average number of common shares outstanding	35,417,739	35,121,835	35,417,739

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

March 31, 2006
ASSETS
Current assets:
Cash	$188,874
Prepaid expenses and other current assets	53,332

Total current assets	242,206
Other assets	22,309

$264,515

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$165,793
Accrued interest	21,370
Other accrued expenses	153,159

Total current liabilities	340,322
Long-term liabilities:
Convertible subordinated debt, net of unamortized discount of $673,625	76,375

Total liabilities	416,697

Shareholders’ deficit:
Preferred stock, $0.01 par value; 5,000,000 shares authorized:
Series H Convertible, 26,639 shares of issued and outstanding Series I Convertible, 13,794 shares issued and outstanding	416
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 35,417,739 shares issued and outstanding	351,568
Additional paid-in capital	176,631,293
Accumulated deficit	(177,135,459)

Total shareholders’ deficit	(152,182)

Total liabilities and shareholders’ deficit	$264,515

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended, March 31,		Accumulated During the Development Stage
	2006	2005 (As Restated)
Cash flows from operating activities:
Net loss	$(110,907)	$(1,491,578)	$(10,142,582)
Adjustments to reconcile net loss to net cash flows from operating activities:
Gain on settlement of creditor obligations	(11,068)	—	(644,072)
Income on liquidation of discontinued operations	—	(14,819)	—
Depreciation and amortization	—	9,169	3,171
Accretion of convertible notes	63,818	377,349	7,981,760
Unrealized gain on change in derivative liabilities	—	97,656	701,347
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16,588	(63,403)	81,417
Accounts payable	(468,984)	(75,489)	(106,186)
Accrued interest	18,600	177,545	21,682
Other accrued expenses	—	33,713	296,537

Net cash used in continuing operating activities	(491,953)	(949,857)	(1,806,926)

Cash flows from investing activities:	—	—	—

Cash flows from financing activities:
Net proceeds from the issuance of convertible promissory notes	300,000	—	900,000

Net cash provided by financing activities	300,000	—	900,000

Net cash provided by discontinued operations	—	65,576
Net decrease in cash	(191,953)	(884,281)	(906,926)
Cash at beginning of period	380,827	1,095,800	1,095,800

Cash at end of period	$188,874	$211,519	$188,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

(1) ORGANIZATION AND MANAGEMENT’S PLANS

Organization

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

In January 2005, the Company announced that its wholly-owned subsidiary, TGC, had acquired certain assets out of liquidation from the liquidator of DML. DML was formerly a wholly-owned subsidiary of the Company that was placed into liquidation in November 2004. The purchased assets were used to start a new product research and development program. The costs of purchasing the assets was approximately $333,000 and were expensed during the three months ended March 31, 2005. The Company was effectively in the development stage beginning in 2005.

On December 6, 2005, the Company concluded the exchange of certain securities. MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, the Senior Secured Convertible Notes issued May 2, 2005, and the Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and Ocean Park Advisors (“OPA”) exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”) collectively referred to as the “Exchange Offering.” Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

On December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan us up to $750,000, in the form of Convertible Secured Promissory Notes (the “Convertible Notes”), to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. On the same date, the Company made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 was drawn upon on January 18, 2006.

Management’s Plans

Diametrics’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. The Company has incurred significant losses from operations as of March 31, 2006 and has limited financial resources. These factors raise substantial doubt about the ability to continue as a going concern. Management may issue additional equity or debt securities. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, the Company may be subject to restrictive covenants that could limit its operating flexibility. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address the accounting for and classification of debt and equity instruments’ and are more fully described under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s 2005 consolidated financial statements, and the evaluation of the accounting treatment for the sale of $1.8 million of Senior Convertible Notes in December 2004, the Company reviewed its original accounting for the transaction. Upon completion of such evaluation and review, the Company determined that the accounting for the Senior Convertible Notes should be revised. At the date of issuance of $1.8 million in Senior Convertible Notes, certain provisions within the agreement were not considered conventional as defined in Emerging Issue Task Force (“EITF”) Issue No. 00-19 (“EITF 00-19”). The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. Our derivative financial instruments consisted of embedded derivatives related to the Senior Convertible Notes and the underlying detachable warrants. The warrants outstanding were determined to be derivative instruments because these were considered liabilities based on paragraphs 12-33 of EITF 00-19.

During 2005, the Company also evaluated its accounting for the modification of its convertible senior secured notes and the related impact on the underlying beneficial conversion feature. The Company determined the expensing of the beneficial conversion feature was applicable to the quarter ended June 30, 2005, the period in which the Company defaulted on the loan, and amended its Form 10-QSB, as re-filed on December 16, 2005.

The effects of the above are as follows:

	Derivative Liabilities	Convertible Senior Secured Notes	Additional Paid-in Capital	Accumulated Deficit
As reported, March 31, 2005	$—	$180,143	$165,432,535	$(175,339,800)
Adjustment	655,039	1,025,857	(1,876,414)	6,855,345

As restated, March 31, 2005	$655,039	$1,206,000	$163,556,121	$(168,484,455)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Accounting for Conversion Features and Warrants Issued with Convertible Debt and Preferred Stock

On December 14, 2004, the Company issued $1.8 million of Senior Convertible Notes, which contained an embedded conversion feature (ECF) and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the debt host component, (2) the convertible debt instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

To assess whether or not the conversion option would be classified as shareholders’ equity if it were freestanding, management considered the guidance in EITF 00-19. In assessing whether or not the conversion option would be classified as equity or a liability if it were freestanding, management determined whether or not the convertible debt is considered “conventional”. EITF 00-19 and EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments in issue No. 00-19”, defines conventional convertible debt as debt whereby the holder will, at the issuer’s option, receive a fixed amount of shares or the equivalent amount of cash as proceeds when he exercises the conversion option. Management determined that convertible debt was not “conventional” and the Company considered all aspects of EITF 00-19, paragraphs 12-33.

This caused the ECF of this debt to be classified as a derivative financial instrument under SFAS No. 133. In addition, all warrants to purchase common stock were then deemed to be classified as derivative instruments under SFAS No. 133. The accounting treatment of derivative financial instruments requires that the Company record the ECF and warrants at their fair values as of each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model and were classified in the consolidated balance sheet as long-term liabilities because the notes were exchanged for equity as part of the Exchange Offering.

EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments,” governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting (explained above) does not apply. These pronouncements do apply to the Company’s recent transactions involving $750,000 of convertible promissory notes, because both meet the definition of conventional convertible debt in accordance with EITF 00-19, paragraph 4. The amount of the fair value of warrants and the intrinsic value of the beneficial conversion feature must reduce the carrying value of the instrument, but not below the face value of the notes or zero. The discounts relating to the initial recording of the derivatives or beneficial conversion features are accreted over the term of the debt.

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

Per Share Information

Basic loss per share (“EPS”) is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	March 31, 2006	March 31, 2005
Restricted stock	—	64,251
Common stock options	—	1,422,600
Common stock warrants	72,294,130	66,811,426
Convertible debt	161,340,000	2,013,430
Convertible preferred stock – Series F	—	6,666,667
Convertible preferred stock – Series G	—	25,000,000
Convertible preferred stock – Series H	278,540,000	—
Convertible preferred stock – Series I	137,940,000	—

Stock Based Compensation.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under the intrinsic value method required by APB 25, the Company generally recognized no compensation expense with respect to stock option awards or awards under the employee stock purchase plan.

The Company elected to adopt SFAS 123R using the “modified prospective application.” Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at January 1, 2006. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation. Stock-based compensation expense for 2005 and earlier years represents the cost of stock options and restricted stock awards determined in accordance with APB 25.

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

	Three months ended March 31,
	2006	2005 (As Restated)
Loss available to common shareholders, as reported and as restated in 2005	$(110,907)	$(1,491,578)
Stock-based employee compensation expense included in net loss available to common shareholders	—	—
Stock-based employee compensation expense determined under fair value method	—	(130,488)

Pro forma net loss available to common shareholders	$(110,907)	$(1,622,066)

Loss per share available to common shareholders:
Basic and diluted, as reported for 2006 and as restated in 2005	$(0.00)	$(0.04)
Basic and diluted, pro forma	$(0.00)	$(0.05)

No stock options were granted under the Company stock option plans during the three months ended March 31, 2006 and 2005.

(3) CONVERTIBLE DEBT

Convertible Promissory Notes

On December 6, 2005, the Company entered into an agreement to issue Convertible Promissory Notes to provide up to $750,000 in gross proceeds, of which $450,000 was advanced as of December 31, 2005. On January 18, 2006, the Company received the remaining balance available of $300,000. These notes together with accrued interest are due November 30, 2008 and have a stated interest rate of 10% per annum. The Company may, at its option, pay the interest in cash or in shares of our common stock at a conversion price equal to the higher of (1) $.01 per share or (2) the average share price recorded at the close of 10 trading days prior to the date of conversion. Each dollar of outstanding principal may be converted at any time into common stock at conversion price of $0.0046 per share or 215.12 shares per dollar outstanding.

The Company accounted for the conversion feature in accordance with EITF 98-5 and EITF 00-27 since the ECF was considered conventional as defined in EITF 00-19 and EITF 05-02. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $450,000 for the December 6, 2005 advance and $300,000 for the January 18, 2006 advance, which have been treated as a discount to the underlying debt. The discounts are being amortized into interest expense over the term of the notes.

The following is a roll forward of the Company’s convertible debt from December 31, 2005 to March 31, 2006:

Convertible debt, net of discounts
Balance at December 31, 2005	$12,557
Net new additions	—
Principal payments	—
Accretion of interest	63,818

Balance at March 31, 2006	$76,375

(4) INCOME TAXES

At March 31, 2006, the Company had available no U.S. tax net operating loss carry forwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. The Company provided a valuation allowance for 100% of the net deferred tax assets.

(5) SHAREHOLDERS’ DEFICIT

On March 18, 2005, the Company’s shareholders approved an increase in the number of authorized shares of all classes of stock from 205,000,000 to 1,005,000,000 and in the number of authorized shares of Common Stock from 200,000,000 to 1,000,000,000.

As of December 31, 2005, the Company has authorized 1,005,000,000 shares of stock of which 1,000,000,000 shares are designated for Common Stock, $0.01 par value per share and 5,000,000 shares are Preferred Stock, $0.01 par value per share, of which 28,222 shares are designated as Series H Preferred Stock and 13,794 shares are designated as Series I Preferred Stock.

On March 13, 2006, the Company entered into an agreement to appoint Paul Galleberg as a member of the Company’s board of directors and also appointed him as chairman of the compensation committee. In connection with this agreement, the Company agreed to issue stock options equal to 0.3% of the fully diluted common stock (2,069,000 shares as of March 31, 2006) upon the adoption of an equity compensation plan covering such shares. As of March 31, 2006, the Company had not adopted such a plan. Since the requisite service date commenced on March 13, 2006, management estimated the value of the options based on the market price at the date of commitment, which was insignificant. Upon the grant of the stock options, the Company will record a cumulative compensation adjustment to reflect the actual compensation expense based on the fair value at the grant date.

(6) SUBSEQUENT EVENT

On May 4, 2006, the Company entered into an agreement to appoint Jeff Lawton as a member of the Company’s board of directors and also appointed him a member of the compensation committee. In connection with this agreement, the Company agreed to issue stock options equal to 0.3% of the fully diluted common stock (2,069,000 shares). These options will have an exercise price equal to the fair market value on the date of grant and will vest in full upon the earlier of (i) six months from May 4, 2006, or (ii) a change of control.

Item 2.	Management’s Discussion and Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB of Diametrics Medical, Inc. for the three months ended March 31, 2006 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

OVERVIEW

Significant changes occurred during the years ended December 31, 2003, 2004 and 2005. On September 29, 2003, we sold our intermittent blood testing business to International Technidyne Corporation (“ITC”). In October 2004, we discontinued our only line of business, the manufacture and distribution of continuous blood and tissue monitoring products. During the first quarter of 2005, we created a new wholly-owned subsidiary in the U.K., TGC Research Limited (“TGC”), for the purpose of new product research and development to focus initially on the development of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. Due to the lack of available funding, we discontinued all operations of TGC during the second quarter of 2005. AT MARCH 31, 2006, OUR ONLY BUSINESS ACTIVITIES RELATED TO SEEKING STRATEGIC ALTERNATIVES, INCLUDING THE PURSUIT OF ADDITIONAL FINANCING FOR STRATEGIC ACQUISITIONS OR A MERGER WITH ANOTHER BUSINESS. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING, OR ARRANGING FOR A STRATEGIC ACQUISITION OR MERGER, AND IF WE CANNOT DO SO WITHIN THE NEXT TWO TO FOUR MONTHS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. There have been no changes to our significant accounting policies during 2006.

Accounting for Conversion Features and Warrants Issued with Convertible Debt

Our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.8 million convertible senior notes. These embedded derivatives include the conversion feature and the detachable warrants. As of the inception date of the agreement, the debt was not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19). The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible senior notes, we are required to classify all other non-employee stock options and warrants as derivative liabilities and record them at fair value at each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The derivatives were valued using the Black-Scholes Option Pricing Model and were classified in the consolidated balance sheets as long-term liabilities, prior to their extinguishment as part of the Exchange Offering.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

RESULTS OF OPERATIONS

Revenue and Cost of Revenue

As a result of discontinued operations, we have no revenue or cost of revenue related to continuing operations.

Operating Expenses

Total operating expenses for the three months ended March 31, 2006 totaled $40,887, a decrease of $802,845 as compared to the three months ended March 31, 2005. The decrease in general and administrative expenses resulted from reductions in our headcount and overhead expenses. The decrease in research and development costs reflects the suspension of assets purchased from the liquidation of our subsidiary, DML and expenses of a development project that was halted during the three months ended March 31, 2005.

Interest Income (Expense)

Total interest expense for the three months ended March 31, 2006 totaled $82,106, a decrease of $675,425 as compared to the three months ended March 31, 2005. The changes between periods in interest expense occurred as a result of a decrease in the principle amount of debt outstanding during the quarter ended March 31, 2006 as a result of the Exchange Offering in December 2005, as compared to three months ended March 31, 2005.

Other Income

Other income for the three months ended March 31, 2006 totaled $11,067, as compared to $(2,790) for the year ended December 31, 2005. The change is primarily a result of entering into settlement agreements with certain vendors for forgiveness of trade accounts payable and accrued expenses.

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for the three months ended March 31, 2006 totaled $0, as compared to a gain of $97,656 for the three months ended March 31, 2006. As part of the Exchange Offering in December 2005, the underlying securities were exchanged for preferred stock. As such, the Company’s liabilities under the convertible instrument were terminated.

Discontinued Operations

During the three months ended March 31, 2005, we recorded a gain of $14,819 resulting from the liquidation of remaining inventory balances on hand which were previously recognized as a loss from discontinued operations during the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2005 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses and negative cash flows. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At March 31, 2006, our cash balance was $188,874 and we had negative working capital of $98,116. Current liabilities of $340,322 at that date consisted primarily of accounts payable and accrued expenses. As of March 31, 2006, we had $750,000 of long-term debt outstanding, due November 28, 2008, and $21,370 of accrued interest.

Operating Activities

Net cash used in operating activities was $491,953 for the three months ended March 31, 2006, compared with net cash used in operating activities of $949,857 for the three months ended March 31, 2005.

Investing Activities

During the three months ended March 31, 2006 and 2005, we did not enter into any investing activities.

Financing Activities

Net cash provided by financing activities was $300,000 for the three months ended March 31, 2006, compared with $0 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we received $300,000 in proceeds from the issuance of convertible promissory notes.

Income Tax Carryforwards

At March 31, 2006, we had no available U.S. tax net operating loss carryforwards. Pursuant to the Tax Reform Act of 1986, utilization of a company’s net operating loss carryforwards is limited when continuity of business operations is not maintained or when there is a “change in ownership”.

Off Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.	Risk Factor

As discussed elsewhere in this report, all of our operations were discontinued during the past 12 months. Pursuant to the change in the control of the Company, which occurred on December 2, 2005, we are now seeking strategic alternatives that may not involve the development of medical devices, and which may differ significantly from our historical focus.

Our primary risk as of the date of this report is our ability to arrange strategic alternatives, such as strategic acquisitions or a merger with another business. There can be no assurance that such strategic alternatives can be found on acceptable terms. Furthermore, we may be required to raise additional capital in order to pursue these strategic alternatives and to sustain and fund operations beyond two to four months. We currently have no other available lines of credit or credit facilities. We may issue additional equity or debt securities to fund operations or finance strategic alternatives. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. THERE CAN BE NO ASSURANCE THAT ADEQUATE FUNDS WILL BE AVAILABLE WHEN NEEDED AND ON ACCEPTABLE TERMS. IF WE ARE UNABLE TO ARRANGE AN ADEQUATE LEVEL OF ADDITIONAL CAPITAL OR CONSUMMATE A STRATEGIC MERGER OR ACQUISITION WITHIN TWO TO FOUR MONTHS, WE WILL NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

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

DIAMETRICS MEDICAL, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ Heng Chuk
Heng Chuk
Chief Financial Officer (and Duly Authorized Officer)

Date: May 11, 2006