Form 10QSB
period 2006-06-30
DIAMETRICS MEDICAL INC
filed 2006-08-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.

Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

6245 Bristol Parkway #263, Culver City, California 90230

(310) 670-2595

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

As of August 14, 2006, 417,975 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format. Yes  ☐    No  ☑

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DIAMETRICS MEDICAL, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Deficit Accumulated During the Development Stage
	2006	2005	2006	2005
		(as restated)		(as restated)
Operating expenses:
Research and development	—	20,846	—	477,432	477,432
Selling, general and administrative	157,493	397,128	198,380	784,274	1,714,103
Restructuring charges	—	—	—	—	93,314

Total operating expenses	157,493	417,974	198,380	1,261,706	2,284,849

Operating loss	(157,493)	(417,974)	(198,380)	(1,261,706)	(2,284,849)
Interest income	718	—	1,737	—	1,737
Interest expense	(82,311)	(6,599,638)	(164,417)	(7,357,169)	(8,055,778)
Gain on change in fair value of warrant liability	—	328,900	—	426,556	(701,347)
Other income	3,917	3,298	14,984	508	647,988

Loss before discontinued operations	(235,169)	(6,685,414)	(346,076)	(8,191,811)	(10,392,249)
Discontinued operations:
Income (loss) from discontinued operations	—	(319)	—	14,500	14,500
Gain on sale of discontinued operations	—	—	—	—	—

	—	(319)	—	14,500	14,500

Net loss	$(235,169)	$(6,685,733)	$(346,076)	$(8,177,311)	$(10,377,749)

Basic and diluted net loss per common share:
Loss before discontinued operations	$(0.56)	$(19.04)	$(0.90)	$(23.28)
Discontinued operations:
Gain on sale of discontinued operations	—	(0.00)	—	0.04

Income (loss) from discontinued operations	—	(0.00)	—	0.00

Loss available to common shareholders	$(0.56)	$(19.04)	$(0.90)	$(23.24)

Weighted average number of common shares outstanding	417,717	351,217	384,317	351,217

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

(A Development-Stage Company)

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$84,475
Prepaid expenses and other current assets	33,332

Total current assets	117,807
Property and equipment, net	—
Other assets, net	22,309

$140,116

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$184,706
Accrued interest	39,863
Other accrued expenses	152,146

Total current liabilities	376,715
Long-term liabilities:
Convertible debt, net of unamortized discount of $609,807	140,193

Total liabilities	516,908

Shareholders’ deficit:
Preferred stock, $1.00 par value; 50,000 shares authorized:
Series H Convertible Preferred Stock, 27,224 shares issued and outstanding
Series I Convertible Preferred Stock, 13,794 shares issued and outstanding	41,018
Common stock, $1.00 par value: 10,000,000 shares authorized, 417,717 shares issued and outstanding	417,717
Additional paid-in capital	176,535,100
Accumulated deficit	(177,370,627)

Total shareholders’ deficit	(376,792)

$140,116

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

(A Development-Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended, June 30,		Deficit Accumulated During the Development Stage
	2006	2005
		(as restated)
Cash flows from operating activities:
Net loss	$(346,076)	$(8,177,311)	$(10,377,749)
Adjustments to reconcile net loss to net cash flows from operating activities:
Income on liquidation of discontinued operations	—	(14,500)	—
Depreciation, amortization and stock compensation	10,558	89,801	13,729
Accretion of convertible notes and amortization of debt issue costs	127,636	8,091,112	8,045,576
Gain on change in warrant and derivative liabilities	—	(1,680,494)	701,347
Prepaid expenses and other assets	36,589	(27,725)	101,418
Accounts payable	(461,139)	(131,712)	(731,345)
Accrued interest	37,093	937,465	40,175
Other accrued expenses	(1,013)	(447,085)	295,524

Net cash used in continuing operating activities	(596,352)	(1,360,449)	(1,911,325)

Cash flows from investing activities
Net proceeds from the issuance of convertible promissory notes	300,000	150,000	900,000

Net cash provided by financing activities	300,000	150,000	900,000

Net decrease in cash and cash equivalents	(296,352)	(1,210,449)	(1,011,325)
Cash and cash equivalents at beginning of period	380,827	1,095,800	1,095,800

Cash and cash equivalents at end of period	$84,475	$114,649	$84,475

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$—	$—	$—
Cash paid during the period for interest	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

(A Development-Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(UNAUDITED)

(1) ORGANIZATION AND MANAGEMENT’S PLANS

Organization

Diametrics Medical, Inc. (the “Company” or “Diametrics”) was involved with the development, production and distribution of medical devices since its inception. Significant changes occurred in the Company’s business during the years ended December 31, 2003, 2004 and 2005.

On September 29, 2003, the Company sold its intermittent blood testing business to International Technidyne Corporation (“ITC”). In October 2004, the Company discontinued its only line of business, the manufacture and distribution of continuous blood and tissue monitoring products, and in November 2004, the Company’s wholly-owned UK subsidiary, Diametrics Medical Limited (“DML”), was put into liquidation. During the first quarter of 2005, the Company created a new wholly-owned subsidiary in the U.K., TGC Research Limited (“TGC”), which acquired certain assets and intellectual property out of the liquidation of DML for the purposes of starting a new research and development program, focusing initially on the development of products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. The cost of purchasing the assets was approximately $333,000. Due to the lack of available funding, all operations of TGC were discontinued during the second quarter of 2005. In July 2006, the Company sold TGC with all of its intellectual property assets to GluMetrics Inc. for cash proceeds of $125,000 less a portion held in escrow pending the settlement of certain outstanding liabilities of TGC.

The Company has effectively been in the development stage since the beginning of 2005. The results of operations and cash flow accumulated from the beginning of 2005 through June 30, 2006 have been reported in the accompanying consolidated statements of operations and consolidated statements of cash flows. The cumulative losses incurred from the date of formation of the Company through June 30, 2006 are reported in the accumulated deficit in the accompanying consolidated balance sheet.

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

GIVEN THE SIGNIFICANT NUMBER OF COMMON SHARES WHICH ARE ISSUABLE UPON CONVERSION OF OUR CONVERTIBLE SECURITIES, INCLUDING THE SERIES H AND I PREFERRED STOCK AND THE CONVERTIBLE NOTES, COMMON STOCKHOLDERS FACE SIGNIFICANT DILUTION OF THEIR OWNERSHIP INTEREST IN THE COMPANY. ON A FULLY-DILUTED, FULLY-CONVERTED BASIS (I.E. AS IF ALL CONVERTIBLE SECURITIES WERE CONVERTED INTO COMMON STOCK), THE OUTSTANDING COMMON STOCK AS OF JUNE 30, 2006 WOULD REPRESENT APPROXIMATELY 6% OF THE TOTAL SHARES OUTSTANDING.

The price per share of the Company’s common stock at the close of trading on August 9, 2006 was $6.00. Multiplied by the fully-diluted, fully-converted number of shares outstanding (approximately 6.9 million), the price implies a value for the Company’s share equity of approximately $41 million. As discussed previously, the Company is in the development stage with no revenues.

The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2005 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, as a result of recurring losses, negative cash flows and being in the development stage.

Management’s Plans

Diametrics’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with another business. The Company has incurred significant losses from operations as of June 30, 2006 and has limited financial resources. These factors raise substantial doubt about the ability to continue as a going concern. Management may issue additional equity or debt securities. If additional funds are raised through the issuance of equity or equity-related securities, current shareholders may experience significant dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If additional funds are raised by issuing debt, the Company may be subject to restrictive covenants that could limit its operating flexibility. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Stock Split

On June 15, 2006, the Board of Directors of the Company approved a one-for-one hundred reverse stock split (“reverse split”) of the Company’s common stock. The record date of the reverse split was June 30, 2006. As a result of the reverse split, the Company issued one (1) share of Common Stock in exchange for every one hundred (100) shares of Common Stock issued and outstanding immediately prior to the effective date of the reverse split.

In connection with this stock split, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000, and the number of authorized shares of preferred stock to 50,000. The Board also approved amendments to the Certificates of Designations for the Company’s Series H and Series I Convertible Preferred Stock to adjust the conversion price of each such Series of preferred stock to reflect the reverse split.

All share and per share information has been adjusted to give effect to the reverse stock split for all periods presented, including all references throughout the financial statements and accompanying notes.

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

During 2005, the Company also evaluated its accounting for the modification of its convertible senior secured notes and the related impact on the underlying beneficial conversion feature. The Company determined the expensing of the beneficial conversion feature was applicable to the quarter ended June 30, 2005 (see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and Notes 2 and 11).

The effects of the above are as follows:

	First Quarter	Second Quarter	Total
2005
Net loss, as reported	$(8,346,923)	(5,556,476)	$(13,903,399)
Adjustments:
Amortization of discount on convertible	6,757,689	(538,461)	6,219,228
Change in fair value of derivative liabilities	97,656	(590,796)	(493,140)

Net loss, as restated	$(1,491,578)	$(6,685,733)	$(8,177,311)

Net loss per share, as restated	$(4.25)	$(19.04)	$(23.28)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diametrics Medical, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Accounting for Conversion Features and Warrants Issued with Convertible Debt and Preferred Stock

On December 14, 2004, the Company issued $1.8 million of Senior Convertible Notes, which contained an embedded conversion feature (ECF) and warrants to purchase common stock. In accordance with the guidance in paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, it was necessary to evaluate separation of the conversion option from the debt host and account for it separately as a derivative if the conversion option met certain criteria. The conversion option met all three criteria of paragraph 12: (1) the conversion feature is not clearly and closely related to the debt host component, (2) the convertible debt instrument is not accounted for at fair value, and (3) the embedded conversion option meets the definition of a derivative in paragraph 6 of SFAS No. 133.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted EPS because the effect on net loss per common share would have been antidilutive:

	June 30, 2006	June 30, 2005
Common stock options	41,431	4,066
Common stock warrants	722,941	705,614
Convertible debt	1,621,159	4,625,000
Convertible preferred stock – Series F	—	66,667
Convertible preferred stock – Series G	—	500,000
Convertible preferred stock – Series H	2,722,400	—
Convertible preferred stock – Series I	1,379,400	—
Restricted stock	—	643

Total	6,487,331	5,406,990

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

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

	Three and Six Months ended June 30, 2005
	Three Months	Six Months
Loss available to common shareholders, as reported and as restated in 2005	$(5,556,476)	$(8,048,511)
Stock-based employee compensation expense included in net loss available to common shareholders	—	—
Stock-based employee compensation expense determined under fair value	(13,029)	(143,517)

Pro forma net loss available to common shareholders	$(5,569,505)	$(8,192,028)

Loss per share available to common shareholders:
Basic and diluted, as reported for 2006 and as restated in 2005	$(15.86)	$(23.32)
Basic and diluted, pro forma	$(15.86)	$(23.32)

(3) CONVERTIBLE DEBT

Convertible Promissory Notes

On December 6, 2005, the Company entered into an agreement to issue Convertible Promissory Notes to provide up to $750,000 in gross proceeds, of which $450,000 was advanced as of December 31, 2005. On January 18, 2006, the Company received the remaining balance available of $300,000. These notes together with accrued interest are due November 30, 2008 and have a stated interest rate of 10% per annum. The Company may, at its option, pay the interest in cash or in shares of our common stock at a conversion price equal to the higher of (1) $1.00 per share or (2) the average share price recorded at the close of 10 trading days prior to the date of conversion. Each dollar of outstanding principal may be converted at any time into common stock at conversion price of $0.46 per share or 2.15 shares per dollar outstanding.

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

The following is a roll forward of the Company’s convertible debt from December 31, 2005 to June 30, 2006:

Convertible debt, net of discounts
Balance at December 31, 2005	$12,557
Net new additions	—
Principal payments	—
Accretion of interest	127,636

Balance at June 30, 2006	$140,193

During the three months ended June 30, 2005, the Company’s was unable to make the required installment payments under the terms of its then outstanding (see Note 1) $1,800,000 convertible senior secured notes and $7,300,000 convertible subordinated notes and was in default. As a result, the Company charged the unamortized discounts to interest expense in the amount of $7,244,732 during this period.

(4) INCOME TAXES

At June 30, 2006, the Company had available no U.S. tax net operating loss carry forwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. Management believes that net operating loses will be subject to limitations due to a change in ownership that occurred in December 2005. The Company provided for a valuation allowance of 100% of the net deferred tax assets.

(5) SHAREHOLDERS’ DEFICIT

Stock Option Plan

On March 13, 2006, the Company entered into an agreement to appoint Paul Galleberg as a member of the Company’s board of directors and also appointed him as chairman of the compensation committee. In connection with this agreement, the Company agreed to issue stock options to purchase 0.3% of the fully diluted common stock (equivalent to 20,715 shares as of June 30, 2006) upon the adoption of an equity compensation plan covering such shares. The equity compensation plan was subsequently adopted on August 11, 2006; furthermore, Mr. Galleberg’s options were increased to 0.5% of the fully diluted common stock, and were granted on that day with an exercise price equal to the fair market value on the date of grant of $0.421 per share, and vesting in full six months from March 13, 2006 (see Item 5 of Part II).

On May 4, 2006, the Company entered into an agreement to appoint Jeff Lawton as a member of the Company’s board of directors and also appointed him a member of the compensation committee. In connection with this agreement, the Company agreed to issue stock options to purchase 0.3% of the fully diluted common stock (20,715 shares as of June 30, 2006) upon the adoption of an equity compensation plan covering such shares. The equity compensation plan was subsequently adopted on August 11, 2006; furthermore, Mr. Lawton’s options were increased to 0.5% of the fully-diluted common stock, and were granted on that day with an exercise price equal to the fair market value on the date of grant of $0.421 per share, and vesting in full six months from May 4, 2006 (see Item 5 of Part II).

The Company’s adoption of an equity compensation plan is subject to shareholder approval. W. Bruce Comer III and Heng Chuk, who are directors and executives of the Company, control a majority of the Company’s shareholder votes (approximately 77% as of June 30, 2006) through their control of OPA, the holder of the Company’s outstanding shares of voting Series I Preferred Stock. The directors’ service dates have commenced and shareholder approval is considered perfunctory. Prior to the grant date on August 11, 2006, management recorded $10,588 of compensation costs for the directors’ stock options during the three and six months ended June 30, 2006. The stock options were valued using the Black-Scholes option pricing model with the following assumptions: volatility ranging from 184% to 172%, risk free interest rate of 5%, an expected term of six months, and no dividends. Furthermore, the Company determined it was appropriate to use the dilution-adjusted Black-Scholes model, which gives effect to potential dilution from warrants and convertible securities that would increase the number of shares outstanding upon exercise or conversion.

On August 11, 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan shall be submitted to the stockholders of the Company at a meeting of stockholders and, if approved by a majority of the voting power thereof, the 2006 Plan shall become effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 361,243 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board. In the event that this Plan is not approved by the stockholders of the Company on or before May 31, 2007, the 2006 Plan and any awards granted under it shall be null and void. No options to purchase shares of the Company’s common stock may be exercised prior to the date of such stockholder approval.

On August 11, 2006, the Company granted its Chief Executive Officer and Chief Financial Officer, options to purchase 180,622 and 86,698 shares of common stock, respectively, with exercise prices of $0.463 per share, or 110% of fair value, and vesting fully on December 1, 2006. Two directors of the Company, were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.421 per share and vesting fully on September 13 and November 4, 2006, respectively (being 6 months after the appointment of each director) as discussed above. Lastly, an accounting consultant to the Company was also awarded an option to purchase 21,675 shares of common stock, at an exercise price of $0.421 per share and vesting fully on December 1, 2006. All stock options awarded to the above individuals expire on March 15, 2007, and are not exercisable until approval by the stockholders of the Company. The Company will record the increased compensation costs of approximately $115,000 over the remaining requisite service periods using the actual fair value and exercise prices.

The Company obtained an independent, third-party opinion on the fair market value of the Company’s total equity (including all classes of stock and securities convertible into equity) as of August 2, 2006, as the basis for the exercise prices per share for the option awards described in the paragraph above. The valuation analysis was performed by an independent financial advisory firm that specializes in investment banking, business valuation and financial opinion services. This third-party estimate of the value of the Company’s total equity, divided by the number of common shares on a fully-converted basis (equivalent to approximately 6.9 million shares), was calculated by the Company to imply a fair market value per share of approximately $0.42.

Preferred Stock Conversions

On March 8, 2006, Camden International converted 35 shares of the Company’s Series H Preferred Stock into 3,500 shares of common stock, and on June 7, 2006, Camden converted an additional 100 shares of Series H Preferred Stock into 10,000 shares of common stock. On June 6, 2006, Longview Fund, L.P., Longview Equity Fund, L.P., and Longview International Equity Fund, L.P. converted 330, 132, and 68 shares of Series H Preferred Stock into 33,000, 13,200, and 6,800 shares of commons stock respectively.

ITEM 2.	Management’s Discussion Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB of Diametrics Medical, Inc. for the three and six months ended June 30, 2006 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

OVERVIEW

Significant changes occurred during the years ended December 31, 2003, 2004 and 2005. On September 29, 2003, we sold our intermittent blood testing business to International Technidyne Corporation (“ITC”). In October 2004, we discontinued our only line of business, the manufacture and distribution of continuous blood and tissue monitoring products. During the first quarter of 2005, we created a new wholly-owned subsidiary in the U.K., TGC Research Limited (“TGC”), for the purposes of starting a new product research and development program, to focusing initially on the development of new products aimed at continuous glucose monitoring and control in critically ill patients in a hospital setting. Due to the lack of available funding, we discontinued all operations of TGC during the second quarter of 2005. , and in July 2006, we sold TGC with all of its intellectual property assets to GluMetrics Inc. (see Note 1). The Company has effectively been in the development stage since 2005.

AT JUNE 30, 2006, OUR ONLY BUSINESS ACTIVITIES RELATED TO SEEKING STRATEGIC ALTERNATIVES, INCLUDING THE PURSUIT OF ADDITIONAL FINANCING FOR STRATEGIC ACQUISITIONS OR A MERGER WITH ANOTHER BUSINESS. THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING, OR ARRANGING FOR A STRATEGIC ACQUISITION OR MERGER, AND IF WE CANNOT DO SO WITHIN THE NEXT TWO TO FOUR MONTHS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

RESULTS OF OPERATIONS

Revenue and Cost of Revenue

As a result of discontinued operations, we have no revenue or cost of revenue related to continuing operations during the three months and six months ended June 30, 2006 and 2005.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 totaled $157,493, a decrease of $260,481 as compared to the three months ended June 30, 2005. Total operating expenses for the six months ended June 30, 2006 were $198,380, a decrease of $1,063,326 as compared to the six months ended June 30, 2005. The decrease in general and administrative expenses resulted from reductions in our headcount and overhead expenses, offset by stock compensation expense resulting from the issuance of stock options to certain members of our board of directors. The decrease in research and development costs reflects the suspension of assets purchased from the liquidation of our subsidiary, DML and expenses of a development project that was halted during the three months ended March 31, 2005.

Interest Income (Expense)

Total interest expense for the three months ended June 30, 2006 totaled $82,311, a decrease of $6,517,327 as compared to the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $164,417, a decrease of $7,192,752 as compared to the six months ended June 30, 2006. The changes between periods in interest expense occurred as a result of the accretion of $1,800,000 senior secured convertible notes and $7,300,000 of convertible subordinated notes during the three months ended June 30, 2005 and a decrease in the principle amount of debt outstanding as of June 30, 2006 as a result of the Exchange Offering in December 2005, as compared to three months ended June 30, 2006.

Other Income

Other income for the three months ended and six months ended June 30, 2006 totaled $3,917 and $14,984 , as compared to $3,298 and $508 for the three and six months ended June 30, 2005, respectively. The change during the 2006 periods primarily result from expense reductions and the entering into settlement agreements with certain vendors for forgiveness of trade accounts payable and accrued expenses.

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for the three and six months ended June 30, 2006 totaled $0, as compared to a gain of $328,900 and 426,556 for the three months and six months ended June 30, 2005, respectively. As part of the Exchange Offering in December 2005, the underlying securities were exchanged for preferred stock. As such, the Company’s liabilities under the convertible instrument were terminated.

Discontinued Operations

During the six months ended June 30, 2005 we recorded a gain of $14,500 resulting from the liquidation of remaining inventory balances on hand which were previously recognized as a loss from discontinued operations during the three months ended March 31, 2004.

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

At June 30, 2006, our cash balance was $84,476 and we had negative working capital of $258,908. Current liabilities of $376,715 at that date consisted primarily of accounts payable and accrued expenses. As of June 30, 2006, we had $750,000 of long-term debt outstanding, due November 28, 2008, and $39,863 of accrued interest.

Operating Activities

Net cash used in operating activities was $596,352 for the six months ended June 30, 2006, compared with net cash used in operating activities of $1,360,449 for the six months ended June 30, 2005. The decrease resulted from a reduction in our net loss during the six months ended June 30, 2006.

Investing Activities

During the six months ended June 30, 2006 and 2005, we did not enter into any investing activities.

Financing Activities

Net cash provided by financing activities was $300,000 for the six months ended June 30, 2006, compared with $150,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we received $300,000 in proceeds from the issuance of convertible promissory notes. For the six months ended June 30, 2005, we received $150,000 from the issuance of convertible senior notes.

Income Tax Carryforwards

At June 30, 2006, we had no available U.S. tax net operating loss carryforwards. Pursuant to the Tax Reform Act of 1986, utilization of a company’s net operating loss carryforwards is limited when continuity of business operations is not maintained or when there is a “change in ownership”.

Off Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 3.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.	Other Information

On August 4, 2006, the Company entered into indemnification agreements with all of its current directors and officers (each an “Indemnitee”), substantially in the form approved by the Board of Directors as attached as Exhibit 10.1 hereto. The indemnification agreements generally require the Company to indemnify and hold an Indemnitee harmless to the greatest extent permitted by law for liabilities arising out of the Indemnitee’s service to the Company as an officer or director, except to the extent that such liabilities are attributable to dishonest or fraudulent conduct, to personal gains to which Indemnitee is not entitled, or for which payments by the Company are not permissible under applicable law. The indemnification agreements also provide for the advancement of defense expenses by the Company. The foregoing summary is qualified by reference to the terms and provisions of the indemnification agreements.

At a meeting of the Company’s Board of Directors on August 11, 2006, the Company’s management and directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”), attached as Exhibit 10.2 hereto. The 2006 Plan shall be submitted to the stockholders of the Company at a meeting of stockholders and, if approved by a majority of the voting power thereof, the 2006 Plan shall become effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 361,243 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board. In the event that this Plan is not approved by the stockholders of the Company on or before May 31, 2007, the 2006 Plan and any awards granted under it shall be null and void. No options to purchase shares of the Company’s common stock may be exercised prior to the date of such stockholder approval.

On August 11, 2006, the Company’s Board of Directors, acting as the Committee administering the 2006 Plan, approved stock option awards to the directors, management and a consultant to the Company substantially in the form attached as Exhibit 10.3 hereto. W. Bruce Comer III, the Chief Executive Officer, and Heng Chuk, the Chief Financial Officer, were awarded options to purchase 180,622 and 86,698 shares of common stock, respectively, with exercise prices of $0.463 per share and vesting fully on December 1, 2006. Paul Galleberg and Jeffrey Lawton, directors of the Company, were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.421 per share and vesting fully on September 13 and November 4, 2006, respectively (being 6 months after the appointment of each director). The options awarded to Messrs. Galleberg and Lawton thus called for a higher number of shares available for purchase than the 20,715 originally set out in each of their appointment agreements, due to the greater level of service activity required of each director than the Company had originally anticipated. Lastly, an accounting consultant to the Company was also awarded an option to purchase 21,675 shares of common stock, at an exercise price of $0.421 per share and vesting fully on December 1, 2006. All stock options awarded to the above individuals expire on March 15, 2007, and are not exercisable until approval by the stockholders of the Company.

The Company obtained an independent, third-party opinion on the fair market value of the Company’s total equity (including all classes of stock and securities convertible into equity) as of August 2, 2006, as the basis for the exercise prices per share for the option awards described in the paragraph above. The valuation analysis was performed by an independent financial advisory firm that specializes in investment banking, business valuation and financial opinion services. This third-party estimate of the value of the Company’s total equity, divided by the number of common shares on a fully-converted basis (equivalent to approximately 6.9 million shares), was calculated by the Company to imply a fair market value per share of approximately $0.42.

Item 6.	Exhibits

Exhibit No.
10.1	Form of Indemnification Agreement

10.2	Diametrics Medical, Inc. 2006 Incentive Compensation Plan

10.3	Form of Stock Option Agreement

31.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DIAMETRICS MEDICAL, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMETRICS MEDICAL, INC.

By:	/s/ Heng Chuk
Heng Chuk
Chief Financial Officer (and Duly Authorized Officer)

Date: August 14, 2006