Form 10-Q
period 2006-09-30
DIAMETRICS MEDICAL INC
filed 2006-11-14
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.

Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service — Employer Identification No. 41-1663185

6033 West Century Blvd., Suite 850, Los Angeles, California 90045

(310) 670-2093

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 14, 2006, 3,509,458 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☑

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$8,505,969
Accounts receivable, no allowance provided	176,029
Inventories, net	437,302
Other current assets	33,030

Total current assets	9,152,330

Property and equipment, net	4,314,865
Intangible assets, net	4,527,000
Goodwill	20,044,763
Other assets, net	30,809

Total assets	$38,069,767

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$1,667,380
Notes payable	1,500,000
Accounts payable	1,166,799
Accrued expenses	486,168
Deferred income taxes	451,614

Total current liabilities	5,271,961

Deferred income taxes	1,806,456

Total liabilities	7,078,417

Commitments and contingencies	—
Shareholders’ equity:
Preferred stock, $1.00 par value; 50,000 shares authorized:
Issued and outstanding shares – 34,374	34,374
Common stock, $1.00 par value: 10,000,000 shares authorized, Issued and outstanding shares – 3,509,458	3,509,458
Additional paid-in capital	220,945,227
Accumulated deficit	(193,497,709)

Total shareholders’ equity	30,991,350

Total liabilities and shareholders’ equity	$38,069,767

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales, including excise tax credits	$126,281	$—	$126,281	$—
Cost of sales, including excise tax credits	150,222	—	150,222	—

Gross profit (loss)	(23,941)	—	(23,941)	—

Operating expenses:
Research and development	—	—	—	477,432
Selling, general and administrative	331,209	198,394	529,589	983,297

Total operating expenses	331,209	198,394	529,589	1,460,729

Operating loss	(355,150)	(198,394)	(553,530)	(1,460,729)
Interest income	5,579	—	7,316	—
Interest expense	(639,438)	(350,493)	(803,855)	(8,832,800)
Gain on change in fair value of warrant liability	—	182,306	—	1,863,429
Transaction-related charges	(15,188,346)	—	(15,188,346)	—
Other income	125,116	—	140,100	15,008

Loss before income taxes	(16,052,239)	(366,581)	(16,398,315)	(8,415,092)
Provision for income taxes	—	—	—	—

Net loss	(16,052,239)	(366,581)	(16,398,315)	(8,415,092)
Preferred stock dividends	—	—	—	—

Net loss attributable to common stockholders	$(16,052,239)	$(366,581)	$(16,398,315)	$(8,415,092)

Net loss per share, basic and diluted	$(21.19)	$(1.04)	$(32.23)	$(23.96)

Weighted-average number of shares used in per share calculations	757,698	351,217	508,877	351,217

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended, September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(16,398,315)	$(8,415,092)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,959	—
Stock-based compensation	45,006	89,801
Accretion of convertible notes and amortization of debt issue costs	737,443	8,218,612
Non-cash transaction related expenses	14,038,804	—
Gain on change in warrant and derivative liabilities	—	(1,862,800)
Gain on liquidation of discontinued operations	—	(14,500)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(30,571)	—
Inventories	(194,074)	—
Prepaid expenses and other assets	56,590	32,386
Accounts payable	(156,577)	(72,482)
Accrued interest	—	1,160,458
Other accrued expenses	87,266	(381,598)

Net cash used in continuing operating activities	(1,805,469)	(1,245,215)

Cash flows from investing activities
Capital expenditures	(25,424)	—
Acquisition of Vanguard Synfuels LLC, net of cash acquired	(17,823,977)	—

Net cash used in investing activities	(17,849,401)	—

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	300,000	150,000
Repayment of notes payable	(759,988)	—
Net proceeds from the issuance of preferred stock	28,240,000	—

Net cash provided by financing activities	27,780,012	150,000

Net increase (decrease) in cash and cash equivalents	8,125,142	(1,095,216)
Cash and cash equivalents at beginning of period	380,827	1,095,800

Cash and cash equivalents at end of period	$8,505,969	$585

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$8,429,757	$—
Conversion of convertible debt into common stock	$750,000	$—

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2005	41,683	$417	351,218	$351,218	$176,331,330	$(177,024,552)	$(341,587)
Beneficial conversion value related to convertible senior notes	—	—	—	—	300,000	—	300,000
Conversion of Series H preferred stock into common stock	(13)	(1)	2,959	350	(37)		312
Net loss	—	—	—	—	—	(110,907)	(110,907)

Balance, March 31, 2006	41,671	$416	354,177	$351,568	$176,631,293	$(177,135,459)	$(152,182)
Stock split	—	41,255	—	—	(106,751)	—	(65,496)
Conversion of Series H preferred stock into common stock	(653)	(653)	63,540	66,149	—	—	65,496
Stock compensation expense	—	—	—	—	10,558	—	10,558
Net loss	—	—	—	—	—	(235,169)	(235,169)

Balance, June 30, 2006	41,018	$41,018	417,717	$417,717	$176,535,100	$(177,370,628)	$(376,793)
Stock split	—	—	—	258	(258)	—	—
Stock compensation expense	—	—	—	—	34,448	—	34,448
Sale of Series J preferred stock, net of offering costs of $260,000	2,850	2,850	—	—	28,237,150	—	28,240,000
Value assigned to the issuance of stock options to Ocean Park Advisors LLC	—	—	—	—	1,535,042	—	1,535,042
Value assigned to the issuance of common stock warrants to Ocean Park Advisors LLC	—	—	—	—	3,581,764	—	3,581,764
Value assigned to the Issuance of common stock warrants to MAG Capital LLC	—	—	—	—	4,792,863	—	4,792,863
Conversion of Series I preferred stock into common stock	(13,794)	(13,794)	1,379,400	1,379,400	(1,365,606)	—	—
Conversion of convertible debt into common stock	—	—	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through exercise of warrants	—	—	80,733	80,733	(80,733)	—	—
Issuance of Series K preferred stock in connection with the acquisition of Vanguard	4,300	4,300	—	—	8,425,457	—	8,429,757
Net loss	—	—	—	—	—	(16,052,239)	(16,052,239)

Balance, September 30, 2006	34,374	$34,374	3,509,458	$3,509,458	$220,945,227	$(193,497,709)	$30,991,350

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(UNAUDITED)

1. Organization and Business

Organization

On September 20, 2006, Diametrics Medical, Inc. (the “Company” or “Diametrics”) acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). The Acquisition is more fully described in the Form 8-K we filed with the SEC on September 26, 2006. From January 2005 to September 19, 2006, the Company was considered a “shell company” as defined by the Securities and Exchange Commission, wherein its business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction. Prior to January 2005, Diametrics was involved with the development, production and distribution of medical devices since its inception. All such operations were discontinued during 2005.

In connection with the Acquisition, the Company received $28.5 million in gross proceeds from the issuance of Series J Convertible Preferred Stock. The Company used $17.7 million of these proceeds and issued shares of its Series K Convertible Preferred Stock to purchase 100% of the equity interests of Vanguard in a transaction intended to qualify as a tax-free exchange.

The Company intends to reincorporate in the State of Delaware (the “Reincorporation”) and, in connection with the Reincorporation, change its corporate name to Allegro Biodiesel Corporation. The Reincorporation will also result in an increase in the number of our authorized shares of common stock to 150,000,000 shares and the authorized shares of preferred stock to 50,000,000 shares. Such actions are subject to the approval of our shareholders at a Special Meeting of Shareholders to be held on November 28, 2006. Pursuant to voting agreements entered into in connection with the Acquisition, the holders of the Company’s securities representing approximately 99% of the voting power of the capital stock have each agreed to vote their shares for the Reincorporation and related measures to be presented at the Special Meeting. Accordingly, the Company expects the Reincorporation, the name change and related measures will be approved.

Business

Through the acquisition of Vanguard, the Company owns an operating biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which is sold in both blended and unblended form with petroleum diesel. The product is sold primarily to regional wholesale bulk fuel distributors.

2. Acquisition of Vanguard Synfuels, LLC

On September 20, 2006, the Company acquired 100% of the membership interests of Vanguard for an aggregate purchase price of $22,249,971, including the issuance of 4,300 shares of Series K Convertible Preferred Stock. The acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon fair values at the date of acquisition.

The components of the aggregate purchase price are as follows:

Consideration paid:
Net cash paid to selling shareholders	$17,699,378
Issuance of Series K convertible preferred stock	4,300,622
Direct acquisition costs	249,722

Total	$22,249,971

The purchase price of Vanguard has been allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management with the assistance of an independent, third-party appraiser as follows:

Cash	$125,373
Accounts receivable, net	145,458
Inventory	243,228
Plant and equipment	3,589,000
Land	709,400
Other assets	28,200
Customer relationships	4,527,000
Goodwill	20,044,764
Accounts payable	(677,531)
Accrued liabilities	(299,481)
Line of credit	(1,667,379)
Notes payable to bank	(1,500,000)
Notes payable to related parties	(759,990)
Deferred income tax liabilities	(2,258,070)

$22,249,971

The fixed assets are being depreciated from the date of acquisition with estimated useful lives ranging from three to twenty years. The customer relationship is considered an intangible asset and is being amortized over its estimated useful live of five years. The goodwill is not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes.

In accordance with SFAS 141, the operating results of Vanguard have been included in the Company’s consolidated operating results since the acquisition date, September 20, 2006. The pro forma results of operations data that assumes that the acquisition of Vanguard had occurred at the beginning of the respective reporting periods are not being presented herein, as such results would not be meaningful given that Diametrics was previously defined as a “shell company” and Vanguard recently exited the development stage.

3. Basis of Presentation and Significant Accounting Policies

The report of the Company’s independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2005 contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, as a result of recurring losses, negative cash flows and being in the development stage.

Basis of Presentation

The consolidated financial statements of Diametrics are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and transactions among Diametrics and its subsidiaries have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for these interim periods are not necessarily indicative of results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Form 8-K filed on September 26, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Stock Split and Amendment to Shares Authorized

On June 15, 2006, the Board of Directors of the Company approved a one (1) for one hundred (100) reverse stock split of the Company’s common stock. The record date of the stock split was June 30, 2006. All share and per share information has been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes. In connection with this stock split, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000, and the number of authorized shares of preferred stock to 50,000. The Board also approved amendments to the Certificates of Designations for the Company’s Series H and Series I Convertible Preferred Stock to adjust the conversion price of each such series of preferred stock to reflect the stock split.

Inventories

Inventories are stated at the lower of cost, determined on a first in, first out (“FIFO”) basis average cost basis, or market. The Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” beginning January 1, 2006, with no material effect on its financial condition or results of operations. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to twenty years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Long-Lived Assets

The Company reviews its fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that an acquired intangible asset meeting certain criteria shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

In accordance with SFAS No. 142, the goodwill impairment test has two steps. The first step of the impairment test identifies potential impairment by comparing the fair value with the carrying amount of the reporting unit, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Intangibles with indefinite useful lives are measured for impairment by the amount that the carrying value exceeds the estimated fair value of the intangible. The fair value is calculated using the income approach. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. Any impairment is recorded at the date of determination.

Income Taxes

The Company uses the liability method of accounting for income taxes, under which deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Net Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive:

	September 30, 2006	September 30, 2005
Common stock options	3,127,312	4,066
Common stock warrants	11,642,866	705,614
Convertible subordinated debt	—	3,650,000
Convertible senior notes	—	975,000
Convertible preferred stock – Series F	—	66,667
Convertible preferred stock – Series G	—	500,000
Convertible preferred stock – Series H	2,722,400	—
Convertible preferred stock – Series J	37,561,583	—
Convertible preferred stock – Series K	11,110,000	—
Restricted stock	—	643

Total	66,164,161	5,901,990

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

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

The fair value of stock options awarded during the nine months ended September 30, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Nine months ended September 30, 2006
Weighted-average fair value of options granted	$0.65
Weighted-average assumptions:
Expected option term (in years)	3.4
Risk-free interest rate	4.8%
Expected volatility	204.5%
Dividend yield	0%

The expected option term was estimated based upon the vesting period of the options and management’s expectation of exercise behavior. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

	Three and Nine Months ended September 30, 2005
	Three Months	Nine Months
Loss available to common shareholders, as reported and as restated in 2005	$(366,581)	$(8,415,092)
Stock-based employee compensation expense included in net loss available to common shareholders	—	—
Stock-based employee compensation expense determined under fair value method		(143,518)

Pro forma net loss available to common shareholders	$(366,581)	$(8,588,610)

Loss per share available to common shareholders:
Basic and diluted, as reported for 2006 and as restated in 2005	$(1.04)	$(23.96)
Basic and diluted, pro forma	$(1.04)	$(23.96)

Valuation of Certain Securities

For the purposes of accounting for the issuance of convertible securities in connection with the Acquisition (including the Series J preferred stock, the Series K preferred stock, and certain stock options and warrants), the Company determined the fair value per share of common stock was equal to $0.76 per share immediately preceding the acquisition, rather than the quoted closing price of $3.10 per share on the OTC Bulletin Board on such date. Given that the trading volume and liquidity of the common stock on the OTC Bulletin Board was extremely limited preceding the Acquisition, the Company considered the price paid by third-party investors in the $28.5 million of Series J preferred stock transaction. The Company determined that the price per equivalent common share (i.e., the conversion price of the preferred stock) of approximately $0.76 paid by the Series J preferred stock investors, without discount thereto, provided a more reasonable indication of the fair value per share of the common stock at that point in time.

There can be no assurance that the Securities and Exchange Commission will agree with the Company’s determination. If the Commission does not agree, the Company may be required to restate its financial statements for the three and nine months ended September 30, 2006 to reflect non-cash adjustments relating to the issuance of common stock options, common stock warrants, Series J preferred stock (and any related beneficial conversion features) and Series K preferred stock in connection with the Acquisition.

Risks and Uncertainties

The Company receives a federal excise tax credit of $1.00 per gallon of biodiesel sold in blended form (with petroleum diesel), and can sell biodiesel in unblended form (“B100”) at a premium over petroleum diesel of approximately $1.00 per gallon to other fuel blenders (as registered with the IRS) who may then collect the tax credit. The federal excise tax credit is scheduled to expire on December 31, 2008. There are no assurances the tax credit will be extended beyond December 31, 2008. The loss of the tax credit would have a significant, material adverse effect on the Company’s operations.

The Company’s results of operations will be significantly affected by the cost and supply of soybean oil, other alternative feedstocks, and chemical inputs used in the production of biodiesel fuel. The price of soybean oil or other inputs are influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of soybean crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of soy oil is difficult to predict. Any event that tends to negatively affect the supply of soy oil, such as adverse weather or crop disease, could increase soy oil prices and potentially harm our business. In addition, Vanguard may also have difficulty, from time to time, in physically sourcing soy oil or other inputs on economical terms due to supply shortages. Such a shortage could require Vanguard to suspend operations until soy oil or other inputs are available at economical terms, which would have a material adverse effect on the results of operations and financial position.

The Company is subject to the laws of the State of Louisiana. Louisiana state law requires that a “distributor” or “blender” of motor fuels post a bond in the amount of $20,000 in favor of the state Secretary as surety against its collection of motor fuels sales taxes, while “suppliers” or fuel terminal operators are to post a $2,000,000 bond. Historically, Vanguard was classified as a “blender” by the Louisiana Department of Revenue (“LDR”), and is a registered “blender” with the Internal Revenue Service (“IRS”). In August 2006, Vanguard was informed by the LDR that its classification as a blender (and not a supplier), was subject to review. In October 2006, the LDR notified the Company that it may be classified as a supplier, but would not require the Company to post a $2,000,000 bond until January 31, 2007, pending further review of the state statutes and possible legislative action. As of the date of this report, no further action is presently required of the Company. However, if the Company is subsequently required to post a $2,000,000 surety bond, the Company may be asked by the surety company to establish cash collateral for a substantial portion or all of such amount, which would reduce the Company’s immediately-available cash funds and adversely effect its liquidity. There is no guarantee the

Company will be classified as a blender upon further review by the LDR, or that it will obtain an extension beyond January 31, 2007, or that remedial legislative action will be implemented by the State of Louisiana.

The Company is also subject to federal, state and local environmental laws and regulations. Vanguard does not anticipate expenditures to comply with such laws and regulations would have a material impact on Vanguard’s financial position, results of operations, or liquidity. Vanguard believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is evaluating the impact and has not yet determined the effect on its earnings or financial position.

4. Inventories

Inventories consist of the following:

September 30, 2006
Raw materials	$371,136
Finished goods	66,166

$437,302

5. Line of Credit and Notes Payable

In connection with the Acquisition, the Company assumed and is party to a credit agreement with First South Farm Credit, ACA, that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan.

The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender’s referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006, and is payable monthly with the outstanding principal balance due on July 1, 2007. The line of credit is due upon demand. The agreement also permits the Company to issue letters of credit which are secured by the line and reduces the amount of borrowings available under the agreement. At September 30, 2006, the amount available under the line of credit was $500,000, with additional advances subject to the discretion of the lender. Pursuant to the lender’s agreement to make such additional advances, the amount outstanding under the line of credit at September 30, 2006 was $1,667,380.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender’s referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006 and is payable quarterly. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each.

The credit agreement requires the Company to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard’s working capital and net assets position, the most restrictive of which is maintaining a cash flow coverage ratio of at least 1.25 to 1.00. As of September 30, 2006, the Company was not yet required to comply with these covenants.

6. Convertible Promissory Notes

On December 6, 2005, the Company entered into an agreement to issue up to $750,000 principal amount of convertible promissory notes. The Company received $450,000 in proceeds on December 6, 2005 and $300,000 on January 18, 2006. The Company accounted for the embedded conversion feature in accordance with EITF 98-5 and EITF 00-27 since the embedded conversion feature was considered conventional as defined in EITF 00-19 and EITF 05-02. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $450,000 for the December 6, 2005 advance and $300,000 for the January 18, 2006 advance, which have been treated as a discount to the underlying debt and were amortized into interest expense over the term of the notes.

These notes together with accrued interest were originally due on November 30, 2008. On September 20, 2006, the notes and accrued interest were cancelled and converted into 1,631,350 shares of common stock. The Company recorded a charge to the statement of operations for the difference between the face value and the carrying value of the notes.

7. Income Taxes

At September 30, 2006, the Company had available no significant U.S. tax net operating loss carry forwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. The Company’s net operating loses will be subject to limitations due to a change in ownership that occurred in December 2005. The Company provided for a valuation allowance of 100% of the net deferred tax assets.

The Acquisition was structured as a tax-free acquisition. Accordingly, the difference between the recognized fair values of the acquired net assets and their historical tax base are not deductible for tax purposes. As a result, a deferred tax liability of $2,258,070 was been established for financial reporting purposes for an amount equal to the Company’s statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets.

8. Preferred Stock

The Company’s issued and outstanding preferred stock consists of Series H, Series J and Series K convertible preferred stock (herein referred to as “Series H Preferred”, “Series J Preferred” and “Series K Preferred”, respectively or collectively the “Preferred”). The Company has authorized 50,000 shares of preferred stock, $1.00 par value per share, of which 28,222, 2,850 and 4,300 shares are designated as Series H, Series J and Series K preferred stock, respectively.

On December 6, 2005, the Company issued 27,889 and 13,794 shares of Series H and Series I Preferred in exchange for the cancellation of 10,000 and 15,000 shares of Series F and Series G convertible preferred stock. In connection with the Acquisition, the holders of the Series I preferred stock converted their shares into 1,379,400 shares of common stock.

In connection with the Acquisition,, the Company issued 2,850 shares of Series J Preferred at $10,000 per share, for total cash proceeds of $28,500,000.

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred stock to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $8,429,757, of which $4,300,622 was allocated to the Acquisition purchase price based on the purchase price of the ownership interests acquired from the other members of Vanguard for cash. The remaining amount of $4,129,135 was deemed to be compensation, and was charged to the statement of operations on the date of the Acquisition.

The outstanding preferred stock has the following characteristics:

Dividends

The holders of Series H and Series K Preferred are entitled to receive dividends when and as if declared by the Board of Directors of the Company.

The holders of Series J Preferred are entitled to receive dividends at a rate of 8% per annum in cash or additional shares of Series J Preferred, at the option of the Company. The dividends accrue whether or not the Board of Directors declares a dividend. If the

Company elects to pay the dividend in additional shares of Series J Preferred, the value of each such share paid as a dividend shall be deemed to be equal to the product of a) the number of common shares into which the preferred share is convertible into, and b) the conversion price then in effect (currently $0.76 per common share).

Conversion

Each share of Series H Preferred is convertible at the option of the holders at any time into 10,000 shares of common stock, subject to adjustment for dividends.

The Series J Preferred is convertible into common stock at the option of the holder. Each share is convertible by dividing the Series J Preferred purchase price per share ($10,000) by the then existing conversion price, currently $0.76 per share. Each holder may convert their shares into common stock, provided the Company has the requisite number of authorized shares of common stock available. Provided that (i) there is an effective Registration Statement on file with the Securities and Exchange Commission registering the maximum number of shares of Common Stock to be issued upon conversion of the Series J Preferred, and (ii) the closing price of the common stock for the twenty (20) preceding trading days is equal to or greater than two times the conversion price, then the Company, at its option, may require any holder of Series J Preferred to convert all, or a portion, of the then outstanding Series J Preferred into common stock.

In the event the Company issues additional shares of common stock or common stock equivalents at a price per share lower than the Series J conversion price, the Series J Preferred is entitled to a weighted-average anti-dilution adjustment its conversion price. The Series J conversion price is also subject to proportional adjustment in the event of stock splits, combinations and other recapitalizations or reorganizations.

Each share of Series K Preferred is convertible into 2,584 shares of common stock, subject to adjustment for dividends. All Series K Preferred will automatically convert into fully-paid and non-assessable shares of Common Stock at the conversion rate in effect at the time of conversion, determined as the first to occur of either (i) an amendment to the Company’s Amended and Restated Articles of Incorporation, or (ii) the merger of the Company into a Delaware corporation, in either case resulting in a sufficient number of authorized shares of Common Stock to issue the number of shares of Common Stock that are issuable upon conversion of all outstanding shares of Series K Preferred.

Voting

The Series H Preferred is non-voting.

The holders of shares of Series J and Series K Preferred are entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote (assuming, for such purposes, the effectiveness of the Reincorporation and the related increase in the authorized capital stock of the Company).

Liquidation Preference

Each holder of the Series H and Series J Preferred is entitled to receive a liquidation preference equal to an amount equal to the assets available for distribution to shareholders at an amount equal to the greater of (i) the respective purchase price per share and any declared but unpaid dividends on such share, or (ii) the amount such holders would be entitled to receive had such holders converted their shares into shares of common stock.

The holders of Series K Preferred do not have liquidation rights other than those afforded to common stockholders.

Registration Rights

In connection with the issuance of the Series J Preferred, the Company is require to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission no later than the later of (x) the date that is ninety days from September 20, 2006 or the date that is five business days following the receipt of shareholder approval of the Reincorporation in order to register the resale of the Series J Preferred under the Securities Act. In the event that the Company fails to have the registration statement declared effective by the SEC by the date that is 60 days after the filing of the registration statement, in the event the SEC has no comments, or by the date that is 120 days after the date of filing, in the event the SEC has comments on the registration statement, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to $6,250 for each day the registration statement remains uncured; provided, however, that the obligation of the Company to pay such amount shall cease on September 20, 2008.

Redemption

The Series H, Series J and Series K Preferred are non-redeemable.

9. Common Stock and Common Stock Warrants

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive non-cumulative dividends whenever funds are legally available and when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Common Stock Warrants

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to M.A.G. Capital, LLC (“MAG”), to purchase up to 6,500,000 shares of common stock as consideration for the assignment by MAG to the Company of certain rights to acquire Vanguard. One-half of the warrants have an exercise price of $1.14 per share, and the other half have a strike price of $1.33 per share. The warrants are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.76
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the MAG warrants was $4,792,863. As MAG was a holder of more than 10% of the Company’s outstanding common stock at the time of the transaction, the transaction was deemed to be related-party in nature, and the Company charged the value ascribed to the warrants to statement of operations on the date of the Acquisition.

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to Ocean Park Advisors, LLC (“OPA”), a firm controlled by W. Bruce Comer III and Heng Chuk (the Company’s Chief Executive Officer and Chief Financial Officer, respectively), to purchase up to 4,827,921 shares of common stock as consideration for OPA’s waiver of certain anti-dilution provisions of its Series I convertible preferred stock, and OPA’s subsequent conversion of 13,794 shares of Series I convertible preferred stock into 1,379,400 shares of common stock. The OPA warrants have an exercise price of $0.76 per share and are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.76
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA warrants was $3,581,764. As the principals of OPA are officers and directors of the Company and OPA held more than 10% of the Company’s outstanding common stock at the time of the transaction, the transaction was deemed to be related-party in nature, and the Company charged the value ascribed to the warrants to operations on the date of the Acquisition.

Stock Option Plan

On August 11, 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended on September 20, 2006, shall be submitted to the stockholders of the Company at a meeting of stockholders and, if approved by a majority of the voting power thereof, the 2006 Plan shall become effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board.

The 2006 Plan has been submitted to the stockholders of the Company for approval. Pursuant to voting agreements dated September 20, 2006 (the “Voting Agreements”), the holders of our securities representing approximately 99% of the voting power of our capital stock have each agreed to vote their shares for the approval of the 2006 Plan. Accordingly, the Company expects the 2006 Plan will be approved. In the event that Plan is not approved on or before May 31, 2007, it and any awards granted under it shall be null and void.

On August 11, 2006, the Company granted W. Bruce Comer III, its Chief Executive Officer, and Heng Chuk, its Chief Financial Officer options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Two members of the Company’s board of directors were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director) as discussed above. The Company also issued an option to purchase 21,675 shares of common stock to an advisor, at an exercise price of $0.42 per share and vesting fully on December 1, 2006. All stock options issued to the above individuals expire on March 15, 2007, and are not exercisable until approval by the stockholders of the Company.

The Company estimated with the assistance of an independent third-party valuation firm the fair value of the Company’s common equity on a fully-diluted basis as of August 2, 2006 which was the basis for the exercise prices per share for the option awards described in the paragraphs above. This estimate of the value of the Company’s total equity, divided by the number of common shares on a fully-converted basis (equivalent to approximately 6.9 million shares), was calculated by the Company to imply a fair market value per share of approximately $0.42 at that time. The Company has recorded stock-based compensation for the above issuances and will continue to record compensation costs over the remaining requisite service periods of approximately $31,000.

On September 20, 2006, in connection with the Acquisition, the Company granted options to purchase an aggregate of 0.5% of the fully-diluted common stock (equal to 348,480 common shares as of September 20, 2006), to each of two non-executive members of the Company’s Board of Directors. The stock options have an exercise price of $0.76 per share, vest quarterly through September 20, 2007 and have an expected life of five years.

On September 20, 2006, in connection with the Acquisition, the Board of Directors granted OPA options to purchase 2,069,109 shares of common stock in connection with a Management Services Agreement dated September 20, 2006. The options have an exercise price of $0.76 per share and vest fully at the later of 1) the date the quoted closing price for the Company’s common stock reaches $1.33 per share or higher, and 2) the date the Plan and the requisite increase in the Company’s authorized capital stock are approved by shareholders. The OPA options have an expected life of five years.

The values of the September 20, 2006 stock options were determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$0.76
Expected life (in years)	5.0
Risk-free interest rate	4.70%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the two non-executive Directors’ options was $517,028. The Company has recorded stock-based compensation for the issuances to the two non-executive Directors and will continue to record compensation costs over the remaining requisite service periods of approximately $503,000.

The value ascribed to the OPA stock options was $1,535,042. Since the quoted closing price of the Company’s common stock on the date of grant was above $1.33 and shareholder approval of the Plan and related measures was considered perfunctory due to the obligations of the parties under the Voting Agreements, the options were considered fully vested and the Company charged the value ascribed to the statement of operations on the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-QSB of Diametrics Medical, Inc. for the three and nine months ended September 30, 2006 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks described on pages 10-18 of the Form 8-K we filed with the SEC on September 26, 2006 (the “September 8-K”). You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in the September 8-K and this filing, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Recent Developments

On September 20, 2006, we acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). The Acquisition is more fully described in the Form 8-K we filed with the SEC on September 26, 2006. From January 2005 to September 19, 2006, the Company was considered a “shell company” as defined by the Securities and Exchange Commission, wherein its business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction. Prior to January 2005, Diametrics was involved with the development, production and distribution of medical devices since its inception. All such operations were discontinued during 2005.

In connection with the Acquisition, the Company received $28.5 million in gross proceeds from the issuance of Series J Convertible Preferred Stock. The Company used $17.7 million of these proceeds and issued shares of its Series K Convertible Preferred Stock to purchase 100% of the equity interests of Vanguard in a transaction intended to qualify as a tax-free exchange.

The Company intends to reincorporate in the State of Delaware (the “Reincorporation”) and, in connection with the Reincorporation, change its corporate name to Allegro Biodiesel Corporation. The Reincorporation will also result in an increase in the number of our authorized shares of common stock to 150,000,000 shares and our authorized shares of preferred stock to 50,000,000 shares. Such actions are subject to the approval of our shareholders at a Special Meeting of Shareholders to be held on November 28, 2006. Pursuant to voting agreements entered into in connection with the Acquisition, the holders of our securities representing approximately 99% of the voting power of our capital stock have each agreed to vote their shares for the Reincorporation and related measures to be presented at the Special Meeting. Accordingly, we expect the Reincorporation, the name change and related measures will be approved.

Our New Business

As a result of the Acquisition, our new business is the production of biodiesel fuel and the development of biodiesel production facilities in the United States. We own an operating biodiesel fuel production facility located in Pollock, Louisiana that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel.

The Pollock facility is situated on a 320-acre site with access to transportation infrastructure, including a nearby navigable tributary river to the Mississippi (for barge freight) and major highways and rail service. Construction of the Pollock facility was completed in early 2006 and is currently estimated to be capable of producing twelve million gallons of biodiesel per year. Vanguard began biodiesel production and sales in April 2006, making Vanguard the first operational producer of biodiesel in Louisiana.

Our primary source of revenue is the sale of biodiesel fuel, both in blended and unblended forms with petroleum-based diesel fuel. Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to the prices of petroleum-based diesel fuel and the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels. Furthermore, the amount of revenue that we may recognize from the sale of a gallon of biodiesel may depend on whether it is sold as a blended product with petroleum diesel (whereby we collect a $1.00 per gallon federal excise tax credit in addition to the sale price of the fuel), as an unblended B100 product (whereby a buyer who is a registered blender with the IRS pays a premium of approximately $1.00 per gallon over the market price of diesel fuel, and may collect the tax credit), or under a tolling arrangement (whereby a customer provides feedstock, such as soybean oil, which we then convert into biodiesel fuel for a fee or a toll).

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. Our profit margins and financial condition are significantly affected by our cost and supply of soybean oil feedstock and other inputs in the commodity markets.

Strategy

We plan to increase our production and sales of biodiesel to utilize the full capacity of our existing Pollock facility. Though the bulk of our sales to-date have been generated from sales to regional wholesale bulk fuel distributors, we may pursue long-term sales or tolling arrangements with wholesale fuel distributors in the future. Furthermore, we intend to pursue an increase to our current production capacity of 12 million gallons annually to 20 million gallons annually. It is expected that such expansion would require approximately $3 million in capital expenditures.

In addition to expanding the Pollock facility’s production capacity, we may seek to acquire additional biodiesel production facilities and transport and distribution sites in the Gulf Coast region, nationwide, or internationally. Furthermore, we may seek to acquire, construct or otherwise participate in other projects relating to the production, transportation, marketing or distribution of biodiesel, feedstock or other chemical inputs to the biodiesel process.

Critical Accounting Policies

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate our revenues from the sale of biodiesel fuel and recognize revenue when the following fundamental criteria are met:

•	persuasive evidence that an arrangement exists;

•	the products and services have been delivered;

•	selling prices are fixed and determinable and not subject to refund or adjustment; and

•	collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. We provide for sales returns and allowances in the same period as the related revenues are recognized. We base these estimates on our historical experience or the specific identification of an event necessitating a reserve. To the extent actual sales returns differ from our estimates; our future results of operations may be affected. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We record revenues from federal incentive programs related to the production of biodiesel when we sell certain blends of biodiesel fuel to certified blenders.

When we sell biodiesel fuel to non-certified blenders we may be eligible for certain federal incentive programs. When all requirements of the applicable incentive program have been met, generally occurring at the time of sale, we record a reduction to cost of sales for the credit we are to receive.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Our accounts receivable are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

Inventories

We seek to purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We also review our inventories for changes in the market prices of biodiesel fuel and provide reserves as deemed necessary. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. We state our inventories at the lower of cost, using the first-in, first-out method on an average costs basis, or market.

We adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4” beginning January 1, 2006, with no material effect on our financial condition or results of operations. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities. We utilize an expected normal level of production units, based on our plant capacity. To the extent we do not achieve a normal expected production levels, we charge such under-absorption of fixed overhead to operations.

Long-lived Assets

We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things status of federal and state fuel tax credit programs, market spot rates for raw material used in our production process, market spot rates for biodiesel, all which can cause materially changes our operating performance. If the sums of the undiscounted cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

We have provided a full valuation allowance against our U.S federal and state deferred tax assets. If sufficient evidence of our ability to generate future U.S federal and/or state taxable income becomes apparent, we may be required to reduce our valuation allowance, resulting in income tax benefits in our statement of operations. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance quarterly.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of January 1, 2006 with no material impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Results of Operation

As a result of the Acquisition, our new business is the production of biodiesel fuel and the development of biodiesel production facilities in the United States. Prior to the Acquisition, we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. The Company was previously involved with the development, production and distribution of medical devices since its inception; all such operations were discontinued during 2005. The Company’s financial results for the three and nine month periods of fiscal 2005, as compared to the three and nine month periods of fiscal 2006, are not meaningful. Accordingly, only the results of the post-Acquisition company will be discussed, unless we determine certain pre-Acquisition information may be useful.

Sales

From the date of the Acquisition through September 30, 2006, we generated $126,281 in revenue through sales of biodiesel.

Gross Profit (Loss)

Our gross loss represents revenues less the cost of goods sold. Our cost of goods sold consists of raw materials including the cost of vegetable oils, chemicals, labor and overhead incurred with the production of biodiesel.

Our gross loss for the period from September 20, 2006 to September 30, 2006 primarily resulted from our sub-scale production level during the period; we were operating at approximately 15% of planned production capacity, resulting in lower efficiencies, high usage and cost of chemical inputs, and high fixed operating costs in relation to our output.

Selling, General and Administrative

Our selling, general and administrative expenses include personnel costs, product marketing and the costs of corporate functions including our Services Agreement with Ocean Park Advisors, LLC, accounting, non-cash stock-based compensation, legal, public company and information systems.

During the third quarter of 2006, we incurred $331,209 of SG&A costs including $57,567 by Vanguard and $86,653 by Diametrics from the date of the Acquisition to September 30, 2006.

Transaction-Related Charges

Transaction related charges consist of nonrecurring expenses incurred in connection with the Acquisition. The charges include the following items:

•	$4,792,863, representing the fair value of warrants granted to M.A.G Capital, LLC in connection with the assignment to the Company of certain rights to acquire Vanguard;

•	$3,581,764, representing the fair value of warrants granted to Ocean Park Advisors, LLC for the waiving of anti-dilution provisions held in connection with the Series I preferred stock;

•	$1,535,042 for the fair value of vested stock options granted to Ocean Park Advisors, LLC in connection with its Services Agreement with us;

•	$435,000 for a due diligence fee paid to M.A.G. Capital, LLC;

•	$4,129,135 for the excess of the fair value assigned to the Series K preferred stock over the fair value of the membership interest paid to certain executives of Vanguard; and

•	$714,976 for transaction bonuses paid to certain officers of Vanguard upon the closing of the Acquisition.

Interest Expense

Subsequent to September 20, 2006, interest expense consists of outstanding principal amounts due under our line of credit and notes payable agreements assumed in connection with the Acquisition. See “Liquidity and Capital Resources.” From December 2005 through September 19, 2006, we had convertible notes with outstanding principal balances ranging from $400,000 to $750,000 which were converted into common stock on September 20, 2006. From January 1, 2005 to December 5, 2005 we had approximately $9,250,000 of convertible notes outstanding which were converted into Series H and I preferred stock on December 6, 2005.

Interest expense for the third quarter of 2006 totaled $639,438, including $626,451 of non-cash accretion for the $750,000 convertible notes which were cancelled and converted into common stock on September 20, 2006. We incurred $12,987 of cash-based interest expense attributable to the line of credit and notes payable assumed from Vanguard from the date of the Acquisition to September 30, 2006.

During the three month and nine month periods ended September 30, 2005, we incurred interest expense including accretion of the $1,800,000 senior secured convertible notes and the $7,300,000 convertible subordinated notes.

Other Income

Other income for the third quarter of 2006 totaled $125,116, and consisted of proceeds received from the sale of our equity interests in TGC Research Limited, a subsidiary that held intellectual property assets related to Diametrics’ previously discontinued business operations, to Glumetrics, Inc. in July 2006.

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for the three and nine month periods ended September 30, 2006 totaled $0, as compared to a gain of $182,306 and $1,863,427 for the three months and nine months ended September 30, 2005, respectively. As part of an exchange offering undertaken by us in December 2005, the underlying securities were exchanged for preferred stock. As such, the Company’s liabilities under the convertible instrument were terminated.

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

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities and short-term debt we assumed in connection with the Acquisition. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, as our production operations ramp up, we anticipate significant purchases of soy oil and other inputs necessary for biodiesel production. At September 30, 2006, our cash and cash equivalents totaled $8,505,969 and we had working capital of $3,880,369.

At September 30, 2006, we had $3,167,380 in bank debt outstanding under a credit agreement with First South Farm Credit, ACA. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender’s referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006, and is payable monthly with the outstanding principal balance due on July 1, 2007. The amount available under the line of credit is $500,000, with additional advances subject to the discretion of the lender. The line of credit is due upon demand. At September 30, 2006, the amount outstanding under the line of credit was $1,667,380.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender’s referenced prime rate plus 1.25%, or 9.5% per annum as at September 30, 2006 and is payable quarterly. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each. At September 30, 2006, the principal amount of $1,500,000 was outstanding under the term loan.

The credit agreement requires the Company to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard’s working capital and net assets position, the most restrictive of which is maintaining a cash flow coverage ratio of at least 1.25 to 1.00. As of September 30, 2006, the Company was not yet required to comply with these covenants.

As discussed under the caption “Risks and Uncertainties” under Note 3 to the Financial Statements, pending further review by the Louisiana Department of Revenue and in the absence of remedial legislative action by the State of Louisiana, in February 2007 Vanguard may be required to post a $2,000,000 surety bond against its collection of motor fuels sales taxes, for which the surety company may ask us to put up cash collateral for a substantial portion or all of such amount. If implemented, this requirement would reduce our immediately-available cash funds until such time as the bond and collateral are released. As of the date of this report, no further action is presently required of Vanguard with respect to the surety bond.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. We will need to continue a focused program of capital expenditures to meet our production capacity expansion. In order to fund capital expenditures, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue, experience significant increases in the cost of inputs we use to produce biodiesel fuel, declines in the selling prices of our biodiesel fuel, or increases in our expense levels, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Operating Activities

Cash used in operating activities was $1,805,470 for the nine months of fiscal 2006 compared to $1,245,216 for the nine months of fiscal 2005. Operating cash flows for the nine months of 2006 reflect our net loss of $15,844,526 and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization, stock-based compensation, accretion of convertible notes and non-cash transaction related expenses) of $14,276,423.

Operating cash flows for the nine months of fiscal 2005 reflect the operating losses of our former medical device business, partially offset by non-cash expenses relating to convertible notes and derivative liabilities which have both been extinguished in December 2005.

Investing Activities

We expect future capital expenditures will include equipment for the expansion of production capacity and expenditures to upgrade our biodiesel plant.

Cash used in investing activities of $17,823,977 for the nine months of fiscal 2006 compared to nil for the nine months of fiscal 2005. During the third quarter of fiscal 2006, we paid $17,823,977 in cash to acquire Vanguard Syfuels LLC and purchased capital expenditures to upgrade our plant.

Financing Activities

Cash provided by financing activities of $27,480,012 for the nine months of fiscal 2006 compared to $150,000 for the nine months of fiscal 2005. During the third quarter of fiscal 2006, we received net proceeds of $28,240,000 from the issuance of $28,500,000 million of Series J preferred stock, partially offset by the repayment of $759,990 of notes payable assumed in connection with the Acquisition. Cash provided by financing activities for the nine months of 2005 consisted of net proceeds from the sale of $150,000 principal amount of senior convertible promissory notes which were extinguished on December 5, 2005.

Income Tax Carryforwards

At September 30, 2006, we had no available U.S. tax net operating loss carryforwards. Pursuant to the Tax Reform Act of 1986, utilization of a company’s net operating loss carryforwards is limited when continuity of business operations is not maintained or when there is a “change in ownership”.

Off Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 14, 2006