Form 10QSB/A
period 2006-09-30
ALLEGRO BIODIESEL CORP
filed 2006-12-28
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Diametrics Medical, Inc. Form 10-QSB/A

Amendment No. 1

Explanatory Note

This amended Form 10-QSB/A is being filed by us to amend our Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the “Original Filing”) for the purpose of restating our condensed consolidated balance sheet as of September 30, 2006, our condensed consolidated statement of operations for the three and nine months ended September 30, 2006, our consolidated statement of shareholders’ equity for the three months ended September 30, 2006, our statement of cash flows for the nine months ended September 30, 2006, and related disclosures. Such financial statements should no longer be relied upon.

Such financial statements are being restated to reflect changes in the estimated deemed fair market value of our common stock for financial reporting purposes which affected our valuation of the Series J convertible preferred stock, our Series K convertible preferred stock, and certain stock options and warrants issued concurrently with our acquisition of Vanguard Synfuels, LLC on September 20, 2006 (the “Acquisition”).

For purposes of accounting for the issuance of the above-described securities on September 20, 2006, we previously determined the fair value of the common stock underlying such securities as $0.7587 per share (rather than the closing price of $3.10 per share on the OTC Bulletin Board on September 18, 2006, the last date on which our common stock was traded on the OTC Bulletin Board prior to the issuance of the above-described securities), based on the purchase price per equivalent common share paid by the Series J preferred stock investors (i.e., the conversion price of the preferred stock) without discount thereto. We relied on a number of factors in making this determination, including the fact that, as of September 18, 2006, our liabilities exceeded our assets; we had no ongoing business and were a “shell company,” as defined under the rules and regulations of the Securities and Exchange Commission (“SEC”); trading in our common stock was extremely limited and sporadic in nature; and we had obtained a third-party valuation in August 2006 that stated that the value of our equity as a “shell company” was $0.42 per share on a fully-diluted basis.

Our use of the $0.7587 per share valuation rather than the $3.10 valuation was previously disclosed in the footnotes to our unaudited, pro forma combined financial statements dated June 30, 2006, which were included in our Form 8-K filed with the SEC on September 26, 2006.

Subsequent to making the Original Filing, we discussed the valuation of the above-described securities with the staff of the SEC. Based on such discussion, we determined to utilize the $3.10 valuation for financial reporting purposes, rather than the $0.7587 share price.

This amended Form 10-QSB/A has not been updated for events or information subsequent to the date of the Original Filing, except in connection with the restatement. In accordance with applicable SEC rules, this amended Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Form 10-QSB/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement. The following items have been amended to reflect the restatement and other information in the Original Filing and are amended hereby as a result of the restatement:

Part I – Item 1. Financial Statements

Part II – Item 2. Management’s Discussion and Analysis or Plan of Operation

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2006
(as restated)
Assets
Current assets:
Cash and cash equivalents	$8,505,969
Accounts receivable, no allowance provided	176,029
Inventories, net	437,302
Other current assets	33,030

Total current assets	9,152,330

Property and equipment, net	4,314,865
Intangible assets, net	4,527,000
Goodwill	20,044,763
Other assets, net	30,809

Total assets	$38,069,767

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$1,667,380
Notes payable	1,500,000
Accounts payable	1,166,799
Accrued expenses	486,168
Deferred income taxes	451,614

Total current liabilities	5,271,961

Deferred income taxes	1,806,456

Total liabilities	7,078,417

Commitments and contingencies	—
Shareholders’ equity:
Preferred stock, $1.00 par value; 50,000 shares authorized:
Issued and outstanding shares – 34,374	34,374
Common stock, $1.00 par value: 10,000,000 shares authorized, Issued and outstanding shares – 3,509,458	3,509,458
Additional paid-in capital	306,270,953
Accumulated deficit	(278,823,435)

Total shareholders’ equity	30,991,350

Total liabilities and shareholders’ equity	$38,069,767

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Sales, including excise tax credits	$126,281	$—	$126,281	$—
Cost of sales, including excise tax credits	150,222	—	150,222	—

Gross profit (loss)	(23,941)	—	(23,941)	—

Operating expenses:
Research and development	—	—	—	477,432
Selling, general and administrative	331,209	198,394	529,589	983,297

Total operating expenses	331,209	198,394	529,589	1,460,729

Operating loss	(355,150)	(198,394)	(553,530)	(1,460,729)
Interest income	5,579	—	7,316	—
Interest expense	(639,438)	(350,493)	(803,855)	(8,832,800)
Gain on change in fair value of warrant liability	—	182,306	—	1,863,429
Transaction-related charges	(72,014,072)	—	(72,014,072)	—
Other income	125,116	—	140,100	15,008

Loss before income taxes	(72,877,965)	(366,581)	(73,224,041)	(8,415,092)
Provision for income taxes	—	—	—	—

Net loss	(72,877,965)	(366,581)	(73,224,041)	(8,415,092)
Preferred stock dividends – beneficial conversion feature	(28,500,000)	—	(28,500,000)	—

Net loss attributable to common stockholders	$(101,377,965)	$(366,581)	$(101,724,041)	$(8,415,092)

Net loss per share, basic and diluted	$(133.80)	$(1.04)	$(199.90)	$(23.96)

Weighted-average number of shares used in per share calculations	757,698	351,217	508,877	351,217

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended, September 30,
	2006	2005
	(as restated)
Cash flows from operating activities:
Net loss	$(73,224,041)	$(8,415,092)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,959	—
Stock-based compensation	45,006	89,801
Accretion of convertible notes and amortization of debt issue costs	737,443	8,218,612
Non-cash transaction related expenses	70,864,530	—
Gain on change in warrant and derivative liabilities	—	(1,862,800)
Gain on liquidation of discontinued operations	—	(14,500)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(30,571)	—
Inventories	(194,074)	—
Prepaid expenses and other assets	56,590	32,386
Accounts payable	(156,577)	(72,482)
Accrued interest	—	1,160,458
Other accrued expenses	87,266	(381,598)

Net cash used in continuing operating activities	(1,805,469)	(1,245,215)

Cash flows from investing activities
Capital expenditures	(25,424)	—
Acquisition of Vanguard Synfuels LLC, net of cash acquired	(17,823,977)	—

Net cash used in investing activities	(17,849,401)	—

Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	300,000	150,000
Repayment of notes payable	(759,988)	—
Net proceeds from the issuance of preferred stock	28,240,000	—

Net cash provided by financing activities	27,780,012	150,000

Net increase (decrease) in cash and cash equivalents	8,125,142	(1,095,215)
Cash and cash equivalents at beginning of period	380,827	1,095,800

Cash and cash equivalents at end of period	$8,505,969	$585

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$34,441,000	$—
Conversion of convertible debt into common stock	$750,000	$—

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(as restated)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2005	41,683	$417	351,218	$351,218	$176,331,330	$(177,024,552)	$(341,587)
Beneficial conversion value related to convertible senior notes	—	—	—	—	300,000	—	300,000
Conversion of Series H preferred stock into common stock	(12)	(1)	2,959	350	(37)		312
Net loss	—	—	—	—	—	(110,907)	(110,907)

Balance, March 31, 2006	41,671	$416	354,177	$351,568	$176,631,293	$(177,135,459)	$(152,182)
Stock split	—	41,255	—	—	(106,751)	—	(65,496)
Conversion of Series H preferred stock into common stock	(653)	(653)	63,540	66,149	—	—	65,496
Stock compensation expense	—	—	—	—	10,558	—	10,558
Net loss	—	—	—	—	—	(235,169)	(235,169)

Balance, June 30, 2006	41,018	$41,018	417,717	$417,717	$176,535,100	$(177,370,628)	$(376,793)
Stock split	—	—	258	258	(258)	—	—
Stock compensation expense	—	—	—	—	34,448	—	34,448
Sale of Series J preferred stock, net of offering costs of $260,000	2,850	2,850	—	—	28,237,150	—	28,240,000
Beneficial conversion value assigned on Series J preferred stock	—	—	—	—	28,500,000	(28,500,000)	—
Value assigned to the issuance of stock options to Ocean Park Advisors LLC	—	—	—	—	6,044,040	—	6,044,040
Value assigned to the issuance of common stock warrants to Ocean Park Advisors LLC	—	—	—	—	14,807,934	—	14,807,934
Value assigned to the Issuance of common stock warrants to MAG Capital LLC	—	—	—	—	19,872,178	—	19,872,178
Conversion of Series I preferred stock into common stock	(13,794)	(13,794)	1,379,400	1,379,400	(1,365,606)	—	—
Conversion of convertible debt into common stock	—	—	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through exercise of warrants	—	—	80,733	80,733	(80,733)	—	—
Issuance of Series K preferred stock in connection with the acquisition of Vanguard	4,300	4,300	—	—	34,436,700	—	34,441,000
Net loss	—	—	—	—	—	(72,877,965)	(72,877,965)

Balance, September 30, 2006	34,374	$34,374	3,509,458	$3,509,458	$306,270,953	$(278,823,435)	$30,991,350

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

The components of the aggregate purchase price are as follows:

Consideration paid:
Net cash paid to selling shareholders	$17,699,378
Issuance of Series K convertible preferred stock	4,300,622
Direct acquisitiston costs	249,972

Total	$22,249,972

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

$22,249,972

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

Restatement

The financial statements are being restated to reflect changes in the estimated deemed fair market value of our common stock for financial reporting purposes which affected the valuation of the Series J convertible preferred stock, Series K convertible preferred stock, and certain stock options and warrants issued concurrently with the acquisition of Vanguard Synfuels, LLC on September 20, 2006.

For purposes of accounting for the issuance of the above-described securities on September 20, 2006, we previously determined the fair value of the common stock underlying such securities as $0.7587 per share (rather than the closing price of $3.10 per share on the OTC Bulletin Board on September 18,2006, the last date on which our common stock was traded on the OTC Bulletin Board prior to the issuance of the above-described securities), based on the purchase price per equivalent common share paid by the Series J preferred stock investors (i.e., the conversion price of the preferred stock) without discount thereto. We relied on a number of factors in making this determination, including the fact that, as of September 18, 2006, our liabilities exceeded our assets; we had no ongoing business and were a “shell company,” as defined under the rules and regulations of the Securities and Exchange Commission (“SEC”); trading in our common stock was extremely limited and sporadic in nature; and we had obtained a third-party valuation in August 2006 that stated that the value of our equity as a “shell company” was $0.42 per share on a fully-diluted basis.

Our use of the $0.7587 per share valuation rather than the $3.10 valuation was previously disclosed in the footnotes to our unaudited, pro forma combined financial statements dated June 30, 2006, which were included in our Form 8-K filed with the SEC on September 26, 2006.

Subsequent to making the Original Filing, we discussed the valuation of the above-described securities with the staff of the SEC. Based on such discussion, we determined to utilize the $3.10 valuation for financial reporting purposes, rather than the $0.7587 share price.

The following table reflects the effect of the restatement on each of the financial statement line items for the three and nine months ended September 30, 2006 (see Notes 8 and 9):

	Quarter Ended September 30, 2006			As of or for the Nine Months Ended September 30, 2006
	As Filed	Adjustment	As Restated	As Filed	Adjustment	As Restated
Consolidated Statements of Operations:
Transaction related charges	$(15,188,346)	$(56,825,726)	$(72,014,072)	$(15,188,346)	$(56,825,726)	$(72,014,072)
Consolidated Balance Sheet:
Additional paid in capital				220,945,227	85,325,726	306,270,953
Accumulated deficit				(193,497,709)		(278,823,435)
Consolidated Statement of Cash Flows				8,505,969		8,505,969
Consolidated Statement of Shareholders’ Equity				30,991,350		30,991,350

The restatement has no effect on our assets, liabilities, or the cash flows from operating, investing or financing activities, and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

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

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

	Three and Nine Months ended September 30, 2005
	Three Months	Nine Months (As Restated)
Loss available to common shareholders, as reported	$(366,581)	$(8,415,092)
Stock-based employee compensation expense included in net loss available to common shareholders	—	—
Stock-based employee compensation expense determined under fair value method		(143,518)

Pro forma net loss available to common shareholders	$(366,581)	$(8,558,610)

Loss per share available to common shareholders:
Basic and diluted, as reported for 2006	$(1.04)	$(23.96)
Basic and diluted, pro forma	$(1.04)	$(23.96)

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

The Company is subject to the laws of the State of Louisiana. Louisiana state law requires that a “distributor” or “blender” of motor fuels post a bond in the amount of $20,000 in favor of the state Secretary as surety against its collection of motor fuels sales taxes, while “suppliers” or fuel terminal operators are to post a $2,000,000 bond. Historically, Vanguard was classified as a “blender” by the Louisiana Department of Revenue (“LDR”), and is a registered “blender” with the Internal Revenue Service (“IRS”). In August 2006, Vanguard was informed by the LDR that its classification as a blender (and not a supplier), was subject to review. In October 2006, the LDR notified the Company that it may be classified as a supplier, but would not require the Company to post a $2,000,000 bond until January 31, 2007, pending further review of the state statutes and possible legislative action. As of the date of this report, no further action is presently required of the Company. However, if the Company is subsequently required to post a $2,000,000 surety bond, the Company may be asked by the surety company to establish cash collateral for a substantial portion or all of such amount, which would reduce the Company’s immediately-available cash funds and adversely affect its liquidity. There is no guarantee the Company will be classified as a blender upon further review by the LDR, or that it will obtain an extension beyond January 31, 2007, or that remedial legislative action will be implemented by the State of Louisiana.

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

In connection with the Acquisition, the Company assumed and is party to a credit agreement with First South Farm Credit, ACA that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan.

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

8.	Preferred Stock (restated)

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

In connection with the Acquisition, the Company issued 2,850 shares of Series J Preferred at $10,000 per share, for total cash proceeds of $28,500,000. Each share is convertible at any time into 10,000 shares of common stock. On an as converted basis, the preferred stock was issued at $0.7587 per share. The quoted closing market price of the Company’s common stock on the date of issuance of the Series J Preferred was $3.10. In accordance with EITF 00-27, this created a beneficial conversion to the holders of the preferred stock and a deemed dividend, which was limited to the proceeds received of $28.5 million. In the third quarter of 2006, the Company recognized a non-cash charge of $28.5 million relating to a deemed dividend upon our issuance of our Series J preferred stock. The full intrinsic value of the beneficial conversion feature was recognized on the date of issuance since the underlying security was immediately convertible to common stock.

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred stock to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $34,441,000, of which $4,300,622 was allocated to the Acquisition purchase price based on the purchase price of the ownership interests acquired from the other members of Vanguard for cash. The remaining amount of $30,140,378 was deemed to be compensation, and was charged to the statement of operations on the date of the Acquisition.

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

The Series J Preferred is convertible into common stock at the option of the holder. Each share is convertible by dividing the Series J Preferred purchase price per share ($10,000) by the then existing conversion price, currently $0.7587 per share. Each holder may convert their shares into common stock, provided the Company has the requisite number of authorized shares of common stock available. Provided that (i) there is an effective Registration Statement on file with the Securities and Exchange Commission registering the maximum number of shares of Common Stock to be issued upon conversion of the Series J Preferred, and (ii) the closing price of the common stock for the twenty (20) preceding trading days is equal to or greater than two times the conversion price, then the Company, at its option, may require any holder of Series J Preferred to convert all, or a portion, of the then outstanding Series J Preferred into common stock.

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

Redemption

The Series H, Series J and Series K Preferred are non-redeemable.

9.	Common Stock and Common Stock Warrants (restated)

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

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the MAG warrants was $19,872,178. As MAG was a holder of more than 10% of the Company’s outstanding common stock at the time of the transaction, the transaction was deemed to be related-party in nature, and the Company charged the value ascribed to the warrants to statement of operations on the date of the Acquisition.

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to Ocean Park Advisors, LLC (“OPA”), a firm controlled by W. Bruce Comer III and Heng Chuk (the Company’s Chief Executive Officer and Chief Financial Officer, respectively), to purchase up to 4,827,921 shares of common stock as consideration for OPA’s waiver of certain anti-dilution provisions of its Series I convertible preferred stock, and OPA’s subsequent conversion of 13,794 shares of Series I convertible preferred stock into 1,379,400 shares of common stock. The OPA warrants have an exercise price of $0.7587 per share and are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA warrants was $14,807,934. As the principals of OPA are officers and directors of the Company and OPA held more than 10% of the Company’s outstanding common stock at the time of the transaction, the transaction was deemed to be related-party in nature, and the Company charged the value ascribed to the warrants to operations on the date of the Acquisition.

Stock Option Plan

On August 11, 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended on September 20, 2006, shall be submitted to the stockholders of the Company at a meeting of stockholders and, if approved by a majority of the voting power thereof, the 2006 Plan shall become effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board.

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

On September 20, 2006, in connection with the Acquisition, the Company granted options to purchase an aggregate of 0.5% of the fully-diluted common stock (equal to 348,480 common shares as of September 20, 2006), to each of two non-executive members of the Company’s Board of Directors. The stock options have an exercise price of $0.7587 per share, vest quarterly through September 20, 2007 and have an expected life of five years.

The value ascribed to the two non-executive Directors’ options was $2,035,884. The Company has recorded stock-based compensation for the issuances to the two non-executive Directors and will continue to record compensation costs over the remaining requisite service periods.

On September 20, 2006, in connection with the Acquisition, the Board of Directors granted OPA options to purchase 2,069,109 shares of common stock in connection with a Management Services Agreement dated September 20, 2006. The options have an exercise price of $0.7587 per share and vest fully at the later of 1) the date the quoted closing price for the Company’s common stock reaches $1.33 per share or higher, and 2) the date the Plan and the requisite increase in the Company’s authorized capital stock are approved by shareholders. The OPA options have an expected life of five years.

The values of these stock options were determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA stock options was $6,044,040. Since the quoted closing price of the Company’s common stock on the date of grant was above $1.33 and shareholder approval of the Plan and related measures was considered perfunctory due to the obligations of the parties under the Voting Agreements, the options were considered fully vested and the Company charged the value ascribed to the statement of operations on the date of acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-QSB/A of Diametrics Medical, Inc. for the three and nine months ended September 30, 2006 contains forward-looking statements, principally in the sections entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks described on pages 10-18 of the Form 8-K we filed with the SEC on September 26, 2006 (the “September 8-K”). You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Results of Operation

As a result of the Acquisition, our new business is the production of biodiesel fuel and the development of biodiesel production facilities in the United States. Prior to the Acquisition, we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. The Company was previously involved with the development, production and distribution of medical devices since its inception; all such operations were discontinued during 2005. The Company’s financial results for the three and nine month periods of fiscal 2005, as compared to the three and nine month periods of fiscal 2006 are not meaningful. Accordingly, only the results of the post-Acquisition company will be discussed, unless we determine certain pre-Acquisition information may be useful.

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

Transaction-Related Charges

Transaction related charges consist of nonrecurring expenses incurred in connection with the Acquisition. The charges include the following items:

•	$19,872,178, representing the fair value of warrants granted to M.A.G. Capital, LLC in connection with the assignment to the Company of certain rights to acquire Vanguard;

•	$14,807,934, representing the fair value of warrants granted to Ocean Park Advisors, LLC for the waiving of anti-dilution provisions held in connection with the Series I preferred stock;

•	$6,044,040 for the fair value of vested stock options granted to Ocean Park Advisors, LLC in connection with its Services Agreement with us;

•	$435,000 for a due diligence fee paid to M.A.G. Capital, LLC;

•	$30,140,378 for the excess of the fair value assigned to the Series K preferred stock over the fair value of the membership interest paid to certain executives of Vanguard; and

•	$714,976 for transaction bonuses paid to certain officers of Vanguard upon the closing of the Acquisition.

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

Preferred Stock Dividends

In the third quarter of 2006, we recognized a non-cash charge of $28.5 million relating to a deemed dividend upon the issuance of our Series J convertible preferred stock. The full intrinsic value of the beneficial conversion feature was recognized on the date of issuance since the underlying security was immediately convertible into common stock.

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

Operating Activities

Cash used in operating activities was $1,805,469 for the nine months of fiscal 2006 compared to $1,245,215 for the nine months of fiscal 2005. Operating cash flows for the nine months of 2006 reflect our net loss of $73,224,041 and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization, stock-based compensation, accretion of convertible notes and non-cash transaction related expenses) of $71,655,938.

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

Cash used in investing activities of $17,849,401 for the nine months of fiscal 2006 compared to nil for the nine months of fiscal 2005. During the third quarter of fiscal 2006, we paid $17,823,977 in cash to acquire Vanguard Synfuels, LLC and purchased capital expenditures to upgrade our plant.

Financing Activities

Cash provided by financing activities of $27,780,012 for the nine months of fiscal 2006 compared to $150,000 for the nine months of fiscal 2005. During the third quarter of fiscal 2006, we received net proceeds of $28,240,000 from the issuance of $28,500,000 million of Series J preferred stock, partially offset by the repayment of $759,988 of notes payable assumed in connection with the Acquisition. Cash provided by financing activities for the nine months of 2005 consisted of net proceeds from the sale of $150,000 principal amount of senior convertible promissory notes which were extinguished on December 5, 2005.

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

Date: December 28, 2006