Form 10KSB
period 2006-12-31
ALLEGRO BIODIESEL CORP
filed 2007-04-09
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

ALLEGRO BIODIESEL CORPORATION
(Name of small business issuer in its charter)

DELAWARE	41-1663185
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6033 West Century Blvd., Suite 1090 Los Angeles, California 90045	90045
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 670-2093

     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Check whether the issuer is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.

Yes ☐      No☑

     Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☑      No ☐

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

Yes ☐      No☑

     The issuer’s revenues for its most recent fiscal year were $1,802,926.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 6, 2007, was $1,491,350.

     As of April 6, 2007, the issuer had 18,384,555 shares of Common Stock outstanding.

ALLEGRO BIODIESEL CORPORATION

Annual Report on Form 10-KSB
For the year ended December 31, 2006

PART I

Item 1. Description of Business

Description of Our Business

We are in the business of producing and distributing biodiesel fuel. We own and operate a biodiesel production facility at a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. We began biodiesel fuel production and sales in April 2006, making us the first operational producer of biodiesel in the state of Louisiana. Our current production capacity is estimated to be 12 million gallons of biodiesel per year.

Our primary source of revenue is the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification, and sell fuel primarily to wholesalers who purchase pure biodiesel (known as B100) or blended fuel such as B20 (which is a blend of 20 percent biodiesel, and 80 percent petrodiesel). Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels.

Furthermore, the amount of revenue that we may recognize from the sale of a gallon of biodiesel may depend on whether it is sold as a blended product with petroleum diesel (whereby we collect a $1.00 per gallon federal excise tax credit in addition to the sale price of the fuel), as an unblended B100 product (whereby a buyer who is a registered blender with the IRS pays us a premium price of approximately $1.00 per gallon over the market price of diesel fuel, and then may collect the tax credit), or under a tolling arrangement (whereby a customer provides feedstock, such as soybean oil, which we then convert into biodiesel fuel for a fee or a toll).

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. Our profit margins and financial condition are significantly affected by the cost and supply of soybean oil feedstock and other inputs in the commodity markets.

Our History and Recent Developments

We were incorporated in the State of Minnesota in 1990. From our inception in 1990 through January 2005, operating as Diametrics Medical, Inc., we were involved with the development, production and distribution of medical devices. All such operations were discontinued during 2005. From January 2005 to September 19, 2006, we were considered a “shell company” as defined by the Securities and Exchange Commission, and our business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction.

On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of our subordinated convertible debt, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to Ocean Park Advisors, LLC, a California-based advisory firm (“OPA”), and M.A.G. Capital, LLC (“MAG”), a current shareholder of the Company, for a nominal amount of cash. In connection with the closing of this transaction, our Board of Directors and Chief Financial Officer at that time resigned and W. Bruce Comer III and Heng Chuk, principals of OPA, became members of the Board. Additionally, Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer of the Company, respectively.

On December 6, 2005, we concluded an exchange of certain securities (the “Exchange Offering”). MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, the 2007 Senior Secured Convertible Notes, our Senior Secured Convertible Notes issued May 2, 2005, and our Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

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

On June 15, 2006, our Board of Directors approved a one for one hundred reverse stock split of our common stock. The record date of the stock split was June 30, 2006.

On September 20, 2006, we acquired Vanguard Synfuels, L.L.C. (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). The aggregate purchase price for 100% of the membership interests of Vanguard consisted approximately $17.7 million in cash and the issuance of 4,300 shares of our Series K Convertible Preferred Stock (which was subsequently converted into approximately 11.1 million shares of our common stock) in a transaction intended to qualify as a tax-free exchange. Of the purchase price, approximately $1.77 million and 430 shares of the Series K Convertible Preferred Stock (subsequently converted into 11,110,000 shares of common stock) were placed into escrow for our benefit against any breaches of or inaccuracies in the former Vanguard members’ representations and warranties, with any remaining funds and shares to be released from escrow 18 months from the closing of the Acquisition. We also repaid $0.8 million in outstanding loans Vanguard owed to certain of its members, and provided a guaranty for Vanguard’s outstanding debt to First South Farm Credit, ACA of $3.2 million under Vanguard’s existing credit facility (the “First South credit agreement”).

In connection with the Acquisition, we received $28.5 million in gross proceeds from the issuance of Series J Convertible Preferred Stock (of which $17.7 million was used to purchase the equity interests of Vanguard, as described above). The Series J Convertible Preferred Stock is convertible into our common stock at a conversion price of $0.7587 per share. Concurrently with the closing of the Acquisition, the holders of the Series I Convertible Preferred Stock, the holders of certain warrants and the holders of the $750,000 Convertible Secured Promissory Notes dated December 6, 2005, converted such securities into 3,091,482 shares of our common stock. In addition, Ocean Park Advisors, LLC, the holder of all of the Company’s Series I Convertible Preferred Stock, waived certain anti-dilution rights held in connection with such preferred stock in exchange for the consideration of warrants issued to Ocean Park Advisors to purchase approximately 4.8 million common shares at an exercise price of $0.7587 per share.

Furthermore, concurrently with the closing of the Acquisition, we entered into a management services agreement with Ocean Park Advisors. Under that agreement, certain principals and consultants of Ocean Park Advisors provide services to us (including the duties of W. Bruce Comer III as Chief Executive Officer and Heng Chuk as Chief Financial Officer). In connection with the management services agreement, we granted stock options to Ocean Park Advisors for 2,069,109 shares of our common stock, which have an exercise price of $0.7587 per share.

Certain of the transactions entered into in connection with the Acquisition were subject to the approval of our stockholders. On November 28, 2006, the stockholders approved and ratified those transactions at a special meeting of shareholders. The proposals approved and ratified were:

1.	Our reincorporation in the State of Delaware and other related changes in the rights of our stockholders (the “Reincorporation”);

2.	Our 2006 Incentive Compensation Plan, as amended; and

3.	Indemnity agreements previously entered into between us and certain of our directors.

Immediately following the approval of the Reincorporation by the stockholders, we consummated the Reincorporation, and in connection therewith, our corporate name was changed to “Allegro Biodiesel Corporation” and our new trading symbol became OTC: ABDS.  The Reincorporation resulted in an increase in the number of our authorized shares of common stock to 150,000,000 shares and our authorized shares of preferred stock to 50,000,000 shares.

Upon the effectiveness of the Reincorporation, (i) each share of our Series H Convertible Preferred Stock was automatically converted into shares of Series B Convertible Preferred Stock, on a one-for-one basis; (ii) each share of our Series J Convertible Preferred Stock was automatically converted into shares of Series A Convertible Preferred Stock, on a one-for-ten thousand basis; and (iii) each share of our Series K Convertible Preferred Stock was automatically converted into 2,583.7209 shares of common stock (for an aggregate of 11.11 million shares of common stock).

As of December 31, 2006, we failed to comply with certain covenants under the First South credit agreement, relating to a minimum cash flow coverage ratio and working capital balance. On February 20, 2007, we received a waiver of our non-compliance with these covenants from First South through July 1, 2007 and an acknowledgement that we were not in default of the credit agreement as of such date. On April 2, 2007, we received from First South a letter of approval by its loan committee of certain amendments to our credit agreement. The approval letter is binding, and the parties are finalizing a formal second amendment to the First South Credit agreement which will reflect such amendments. The amendments include a 2-year renewal of our line of credit (so that the outstanding principal balance under the line is now due on July 1, 2009) and a modification of the cash flow coverage ratio and working capital balance covenants. As of the date of this report, we are in compliance with all applicable covenants under the First South credit agreement.

The Product

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petrodiesel”). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petrodiesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% net reduction in carbon dioxide released into the atmosphere as compared to petrodiesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation.

Biodiesel can be blended with petrodiesel, or it can be used entirely on its own (known as B100 fuel, or 100% biodiesel) in diesel engines without major modifications. The diesel engine was originally developed in 1892 by Rudolph Diesel specifically to be run on vegetable oils (his prototypes used peanut oil), and to be more efficient than gasoline engines. In the United States, the most common blends are between 2% to 20% biodiesel (B2 to B20). According to the National Biodiesel Board, most major engine companies have stated formally that the use of blends up to B20 will not void their parts and workmanship warranties.

Biodiesel Tax Credit

Biodiesel’s potential to reduce dependence on foreign petroleum imports in the United States and to support domestic agriculture has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. In October 2004, Congress passed a biodiesel tax incentive as part of the American Jobs Creation Act. The incentive allows diesel “blenders,” as registered with the Internal Revenue Service (the “IRS”), to claim an excise tax credit of $1.00 per gallon for biodiesel made from virgin vegetable oil or animal fats, and $0.50 per gallon for biodiesel made from non-virgin oil. This tax credit allows producers of biodiesel to compete effectively with petrodiesel. Originally scheduled to expire at the end of 2006, the tax credit was extended by the Energy Policy Act of 2005 (“EPAct”) to the end of 2008.

Biodiesel Pricing

The price of biodiesel is closely linked with the price of petrodiesel, which has increased dramatically in recent years with the rapid rise in oil prices. As of the date of this report, the national average wholesale price of diesel (before tax) is approximately $2.00 per gallon. Because biodiesel is currently eligible for the $1 per gallon federal excise tax credit, it is generally sold at a wholesale price approximately $1 higher than the wholesale price of petrodiesel. Alternatively, a producer of biodiesel who is also registered as a blender may blend the product with petrodiesel, sell the blended diesel (at the wholesale price) and then claim the tax credit directly. We are a blender registered with the IRS.

Production Economics

The primary biodiesel production cost is feedstock (primarily soybean oil) and other chemical input costs. Since April 2006, our feedstock and chemical input costs have been approximately $2.60 - 2.75 per gallon of biodiesel produced. The nationwide average wholesale price of biodiesel is currently approximately $3.00 per gallon. The margin between the sales price and feedstock costs may be used to cover fixed production costs and operating expenses (including Selling, General and Administrative Expenses). In recent months, our fixed production costs have been approximately $50,000 per month (or less than $0.5 million on an annualized basis). Our operating expenses have been approximately $250,000 per month, but are expected to increase as a result of the planned expansion of our production, business development and operating activities.

The amount of revenue that we may recognize in our financial statements from the sale of a gallon of biodiesel may depend on how it is sold. The three typical modes of sale are outlined below:

•
Sale of biodiesel and its tax credit. The Company sells the biodiesel and does not claim the excise tax credit; the blender does so. The blender might therefore pay a premium of approximately $1.00 over the wholesale price without such excise tax credit. The Company recognizes the full receipt as revenue in such a transaction.

•
Sale of biodiesel without its tax credit. The Company sells biodiesel blended with petrodiesel (e.g., B99) and claims the excise tax credit; the buyer does not. The Company recognizes as revenue only the wholesale price it receives.

•
Sale under a tolling agreement (whereby the customer provides soybean oil to the Company to process into biodiesel, and pays a fixed price per gallon for such processing). The Company recognizes revenue in the amount of the processing fee earned. Such processing fee per gallon would be significantly lower than the wholesale price: typically, the processing fee is comparable to the difference between the price of biodiesel and the cost of feedstock oil. Similarly, the cost of the feedstock oil would not be recorded as an expense.

Market Size

Biodiesel is a substitute or additive fuel to petrodiesel. As a result, its market is closely tied to that of petrodiesel. Energy Information Administration statistics show that total annual diesel consumption in the United States is approximately 60 billion gallons. According to the United States Department of Agriculture, biodiesel constituted 75 million gallons (or approximately 0.2%) of this amount in 2005. Usage has increased significantly over the past several years (only 2 million gallons of biodiesel were produced in the United States in 2000), and biodiesel industry experts expect demand and production to continue to grow rapidly. The National Biodiesel Board has estimated that 200 million gallons of biodiesel were produced nationwide in 2006.

Projections for biodiesel’s growth in the US may have been inspired in part by the success of the industry in Europe, where biodiesel has been used since the early 1990’s and has already entered mainstream usage. The Methanol Institute estimates that nearly 750 million gallons of biodiesel were produced in the European Union in 2005, representing approximately 5% of total diesel usage.

Usage Mandates

Certain states—including Louisiana, Minnesota, Washington and Illinois—have enacted biodiesel usage mandates. For instance, Minnesota’s B2 mandate requires that all diesel sold in the state have a 2% biodiesel blend. According to the Methanol Institute and the International Fuel Quality Center, approximately 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives), and the number of states considering further affirmative legislation for biodiesel continues to increase.

The federal government is also introducing regulatory provisions to directly increase the usage of biodiesel. In 2005, the government passed the United States Renewable Fuel Standard, mandating that governmental groups (federal, state and local governments and agencies) use 7.5 billion gallons of alternative fuels by 2012. The EPAct amended and expanded the scope of the Energy Conservation Reauthorization Act of 1998 to include biodiesel as a way to meet the alternative fuel use requirements.

Furthermore, the EPA recently announced significant reductions in the required emissions certification levels of all on-road diesel engines. Beginning in year 2006, sulfur levels in diesel fuel for on-road use are required to be reduced to a maximum of 15 parts per million (ppm), down from the current maximum of 500 ppm. A similar reduction for the off-road market will be required in 2007, and for the marine and rail markets in 2008. However, reducing sulfur in diesel to 15 ppm substantially reduces its lubricity, enhancing the need for a lubricity additive. Biodiesel is well-positioned to be this additive. Biodiesel has a much higher lubricity than petrodiesel and contains no sulfur. According to the National Biodiesel Board, a 2% blend of biodiesel can restore the lubricity of “Ultra Low Sulfur” diesel fuel. Nonetheless, there is no guarantee that biodiesel will become a widely-used lubricity additive. Currently, most of the Ultra Low Sulfur diesel fuel sold in the United States does not contain biodiesel.

Biodiesel in Louisiana

The state of Louisiana has enacted an alternative renewable fuel usage mandate that will become effective six months following the month in which annualized production of biodiesel in Louisiana equals or exceeds 10 million gallons (i.e., 834,000 gallons produced in a month), though the state may waive or extend the six-month grace period should it find that the quality or supply of biodiesel is lacking. The mandate requires that 2% of the total diesel fuel sold by blenders and distributors in the state be an alternative renewable fuel (such as biodiesel), produced from domestically-grown feedstock. Fulfilling the 2% mandate will require approximately 15 million gallons of biodiesel or alternative diesel fuel annually, based on the state’s aggregate use of approximately 760 million gallons of diesel in 2005.

Insurance Policies

We maintain insurance policies covering our property and business, pollution liability, workers compensation, directors and officers’ liability and general liability. However, as biodiesel is a relatively new and unique product, it is unclear whether standard insurance policies cover claims arising from the production, use or transport of biodiesel. Furthermore, there can be no assurance that the policy coverage limits are adequate or sufficient in the event of an accident, negligence or an act of God.

Employees

Excluding the executive management team, we currently employ 14 persons on a full-time basis. Of these persons, approximately 8 are engaged in operations and production, 2 are engaged in operations management, 2 are engaged in environmental/chemist matters, and 2 are engaged in administrative and marketing functions.

On the closing date of the Acquisition, we entered into employment agreements with Darrell Dubroc and Tim A. Collins, who were previously the Chief Executive Officer and Chief Financial Officer of Vanguard, respectively. Mr. Dubroc now serves as our President and Chief Operating Officer, and Mr. Collins serves as our Executive Vice President of Business Development. See “Management—Employment and Management Agreements.”

W. Bruce Comer III and Heng Chuk are our Chief Executive Officer and Chief Financial Officer, respectively. On the closing date of the Acquisition, the Company entered into a management services agreement with Ocean Park Advisors, LLC, pursuant to which certain of OPA’s professionals (including but not limited to Messrs. Comer and Chuk) and consultants will perform general and administrative functions for us.

On March 14, 2006, we entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, one of our directors. Pursuant to that agreement, which was effective as of February 5, 2007, Mr. Galleberg will provide management and consulting services for us. See Item 12 “Certain Relationships and Related Transactions, and Director Independence.”

Item 2. Description of Properties

Our principal executive office is located at 6033 West Century Blvd., Suite 1090, Los Angeles, California 90045. Our other principal properties are as follows:

Location of Property	Use of Facility	Approximate Size
Pollock, Louisiana (1)	Production of biodiesel fuel	320 acres
Alexandria, Louisiana (2)	Office	1,637 sq. ft.
Los Angeles, California (3)	Office	2,082 sq. ft.

(1) Property is owned by the Company..

(2) 36 month lease which begins on February 1, 2007, at the rate of $1.25 per square foot per month.

(3) 18 month lease which begins on February 1, 2007 at the rate of $1.50 per square foot per month from February 1, 2007 to January 31, 2008 and  at the rate of $1.55 from February 1, 2008 to July 31, 2008.

Item 3. Legal Proceedings

We are currently not subject to any material pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is approved for quotation on the Over-the-Counter Bulleting Board under the trading symbol “ABDS”. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2005
First Quarter	$4.30	$3.10
Second Quarter	3.20	1.60
Third Quarter	2.00	0.80
Fourth Quarter	12.00	1.30
2006
First Quarter	18.00	5.00
Second Quarter	14.00	7.00
Third Quarter	10.00	3.00
Fourth Quarter	5.25	2.25

There were approximately 347 common shareholders of record as of April 6, 2007. We have not paid any dividends on our common stock since its inception and we do not anticipate paying cash dividends in the foreseeable future.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This annual report on Form 10-KSB of Allegro Biodiesel Corporation for the year ended December 31, 2006 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are in the business of producing and distributing biodiesel fuel. We began biodiesel fuel production and sales in April 2006, making us the first operational producer of biodiesel in Louisiana. Our biodiesel fuel production facility is located on a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. Our current production capacity is estimated to be 12 million gallons of biodiesel per year.

Our primary source of revenue is the sale of biodiesel fuel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification and sell it primarily to wholesalers who purchase pure biodiesel (known as B100) or blended fuel such as B20 (which is a blend of 20 percent biodiesel and 80 percent diesel). Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to the market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels.

Furthermore, the amount of revenue that we may recognize from the sale of a gallon of biodiesel may depend on whether it is sold as a blended product with petroleum diesel (whereby we collect a $1.00 per gallon federal excise tax credit in addition to the sale price of the fuel), as an unblended B100 product (whereby a buyer who is a registered blender with the IRS pays us a premium of approximately $1.00 per gallon over the market price of diesel fuel, and then may collect the tax credit), or under a tolling arrangement (whereby a customer provides feedstock, such as soybean oil, which we then convert into biodiesel fuel for a fee or a toll).

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. Our profit margins and financial condition are significantly affected by the cost and supply of soybean oil feedstock and other inputs in the commodity markets.

Strategy

The Pollock Facility has been actively producing biodiesel since April 2006. We plan to increase our production and sales of biodiesel to utilize the full 12 million gallons estimated annual capacity of the Pollock Facility. We expect to accomplish this objective through direct sales of pure biodiesel fuel, biodiesel-blended diesel fuel, and sales via tolling arrangements. The actual revenue we recognize for biodiesel may vary depending on the form of sale.

Due to the fact that feedstock is a primary component of our production costs, we may pursue additional improvements to the Pollock Facility to enable the use of lower-cost feedstock (such as crude soybean oil), increase production yields, and lower direct production costs. It is expected that such improvements may require $1-2 million in capital expenditures. Additionally, as our business grows, we may pursue an expansion of the facility to increase its biodiesel production capacity to 20 million gallons annually. It is expected that such capacity expansion would require approximately $2-3 million in capital expenditures.

An additional objective for fiscal 2007 is to develop or acquire additional biodiesel production facilities, as well as transportation or distribution assets. A key element of our long-term strategy is vertical integration, and to this end we may seek to develop, acquire or participate in projects relating to the transportation, marketing or distribution of fuel. Future expansion and acquisitions may be funded through the issuance of debt or equity securities or a combination thereof.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates as we have in the past. Our accounts receivable are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to increase our allowance for doubtful accounts, which could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

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

Long-lived Assets

We continually monitor and review long-lived assets, including fixed assets, goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things status of federal and state fuel tax credit programs, market spot rates for raw material used in our production process, market spot rates for biodiesel, all which can cause materially changes our operating performance. If the sums of the cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

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

Accounting for Conversion Features and Warrants Issued with Convertible Debt

During 2005, our derivative financial instruments consisted of embedded derivatives related to the issuance of our $1.8 million convertible senior secured notes. These embedded derivatives included the conversion feature and the detachable warrants. As of the inception date of the agreement, the debt was not considered conventional as defined in EITF 05-2, “The Meaning of Conventional Convertible Debt Instruments” in issue No. 00-19). The accounting treatment of derivative financial instruments require that we record the derivatives and related warrants at their fair values and record them at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible senior notes, we are required to classify all other non-employee stock options and warrants as derivative liabilities and record them at fair value at each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. The derivatives were valued using the Black-Scholes Option Pricing Model and were classified in the consolidated balance sheets as long-term liabilities, prior to their extinguishment as part of the Exchange Offering.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. We concluded the registration rights did not represent a liability at this time.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company’s tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. We are currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Results of Operations

Results of Operations for the Years Ended December 31, 2006 and 2005

As a result of the Acquisition, our new business is the production of biodiesel fuel, the development of biodiesel production facilities and the distribution of fuel. Prior to the Acquisition, we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. We were previously involved with the development, production and distribution of medical devices since our inception; all such operations were discontinued during 2005. Our financial results for the year ended December 31, 2005, as compared to the year ended December 31, 2006, are not meaningful. Accordingly, only the results of the post-acquisition company will be discussed, unless we determine certain pre-Acquisition information may be useful.

Sales

From the date of the Acquisition (September 20, 2006) through December 31, 2006, we generated $1,802,926 in revenue through sales of biodiesel including excise tax credits of $618,155 generated by the sale of blended biodiesel fuel.

Gross Profit (Loss)

Our gross loss represents revenues less the cost of goods sold. Our cost of goods sold consists of raw materials including the cost of vegetable oils, chemicals, labor and overhead incurred with the production of biodiesel.

Our gross loss for the period from September 20, 2006 to December 31, 2006 primarily resulted from our sub-scale production level during the period. We were operating at approximately 22% of planned production capacity during this period, resulting in lower efficiencies, higher usage and cost of chemical inputs, and high fixed operating costs in relation to our output.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (SG&A) include personnel costs, product marketing, the costs of corporate functions (including our Services Agreement with Ocean Park Advisors, LLC), accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation.

During 2006, we incurred $25,404,059 of SG&A expenses including $1,358,755 incurred by Vanguard from the date of the Acquisition to December 31, 2006. Included in these costs are non-cash, nonrecurring expenses incurred in connection with the Acquisition, granting of stock options and issuance of warrants. The stock options and warrants were valued using the Black-Scholes option pricing model. The charges include the following items:

•
$14,807,934, representing the fair value of warrants granted to Ocean Park Advisors, LLC for the waiving of anti-dilution provisions held in connection with the Series I convertible preferred stock; and

•	$6,044,040 for the fair value of vested stock options granted to Ocean Park Advisors, LLC in connection with its Services Agreement with us.

Impairment of Goodwill

In connection with the Acquisition, we utilized the quoted closing market price of $3.10 per share of common stock for financial reporting purposes to compute the purchase price and to perform our purchase price allocation, which resulted in $71,207,293 of goodwill. We then assessed this carrying amount of the resulting goodwill, and determined that such amount exceeded the implied fair value for such goodwill. Since the carrying value of the goodwill was greater than its implied fair value, we recognized an impairment loss of $51,012,250 on the date of the Acquisition.

The implied fair value of goodwill was derived from our valuation of Vanguard which was performed prior to the Acquisition. Based on Vanguard’s future projected discounted cash flows at that time, we determined the valuation of Vanguard was approximately $22.0 million. Such valuation was reflected in the cash purchase price of $17,699,378 paid for 80% of the Vanguard membership interests. The remaining 20% of the Vanguard membership interests were acquired through the issuance of 4,300 shares of our Series K convertible preferred stock with a fair value of $34,441,000 based on the quoted closing price of our stock on the date the Acquisition. We also incurred direct acquisition costs totaling $21,271,872. Included in the direct acquisition costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock issued to M.A.G. Capital, LLC (“MAG”), the largest beneficial owner of our equity securities. These warrants were granted in exchange for MAG’s assignment of the rights they held to acquire Vanguard.  We also paid MAG a cash due-diligence fee of $435,000 and incurred legal and other direct acquisition costs of $249,721. The fair value of the MAG warrants was valued at $19,872,178.

Interest Expense

Subsequent to September 20, 2006, interest expense resulted from outstanding principal amounts under our line of credit and notes payable agreements assumed in connection with the Acquisition. See “Liquidity and Capital Resources”. From December 2005 through September 19, 2006, we had convertible notes with an aggregate outstanding principal balance ranging from $400,000 to $750,000, which were converted into common stock on September 20, 2006. From January 1, 2005 to December 5, 2005 we had approximately $9,250,000 of convertible notes outstanding which were exchanged for shares of Series H and I convertible preferred stock on December 6, 2005.

Interest expense for 2006 totaled $879,029, including $737,443 of non-cash accretion for the $750,000 convertible notes which were cancelled and converted into common stock on September 20, 2006. The remaining interest expense is attributable to Vanguard’s line of credit and notes payable from the date of the Acquisition to December 31, 2006.

During 2005, we incurred interest expense including accretion of interest of $7,891,364, relating to our previously outstanding senior secured convertible notes and convertible subordinated notes.

Other Income

Other income for 2006 totaled $142,781, and consisted primarily of proceeds received from the sale in July 2006 of our equity interests in TGC Research Limited, a subsidiary that held intellectual property assets related to Diametrics’ previously discontinued business operations, to Glumetrics, Inc. During 2005, other income totaled $647,505 and consisted primarily of settlement agreements with certain vendors for forgiveness of trade accounts payable and accrued expenses.

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for 2006 totaled $0, as compared to a loss of $701,347 for 2005. As part of an exchange offering undertaken by us in December 2005, the underlying securities were exchanged for shares of preferred stock. As such, our liabilities under the convertible instrument were terminated.

Income Taxes

The benefit from income taxes for the year ended December 31, 2006 resulted from operating losses incurred. Such losses were recognized to the extent of our deferred income tax liabilities. The amount of our deferred tax assets in excess of our liabilities has been recorded as deferred tax assets, which have been provided a valuation allowance of approximately $9,100,000. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the year ended December 31, 2006 will not be realized. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

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

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities and debt that we assumed in connection with the Acquisition. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, as our production operations ramp up, we anticipate significant purchases of soybean oil and other materials necessary for biodiesel production. At December 31, 2006, our cash and cash equivalents totaled $5,578,291 and we had working capital of $4,499,520.

At December 31, 2006, we had $3,167,379 in bank debt outstanding under a credit agreement with First South Farm Credit, ACA. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender’s referenced prime rate plus 1.0%, or 9.25% per annum at December 31, 2006, and is payable monthly with the outstanding principal balance due on July 1, 2009. At December 31, 2006, the amount available under the line of credit was $332,671.

The term loan provides for borrowings of up to $1,500,000, which is secured by substantially all of our assets. The loan bears interest at the lender’s referenced prime rate plus 1.25%, or 9.50% per annum as at December 31, 2006 and is payable quarterly. Commencing January 1, 2007, was required to make its first of 10 annual principal payments of $150,000 each. At December 31, 2006, the principal amount of $1,500,000 was outstanding under the term loan.

The credit agreement originally required us to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard’s working capital and net assets position, the most restrictive of which was maintaining a cash flow coverage ratio of at least 1.25 to 1.00 as measured at each fiscal year-end. As of December 31, 2006, we were not in compliance with the covenants to i) maintain the minimum cash flow coverage ratio, and ii) maintain a minimum working capital balance of $750,000. On February 28, 2007, we received a waiver of these covenants from First South through July 1, 2007 and an acknowledgement that we were not in default of the credit agreement as of such date.

As of December 31, 2006, we failed to comply with certain covenants under the First South credit agreement, relating to a minimum cash flow coverage ratio and working capital balance. On February 20, 2007, we received a notice waiver of our non-compliance with these covenants from First South through July 1, 2007 and an acknowledgement that we were not in default of the credit agreement as of such date. On April 2, 2007, we received from First South a letter of approval by its loan committee of certain amendments to our credit agreement. The approval letter is binding, and the parties are finalizing a formal second amendment to the First South Credit agreement which will reflect such amendments. The amendments include a two-year renewal of our line of credit (so that the outstanding principal balance under the line is now due on July 1, 2009) and a modification of the cash flow coverage ratio and working capital balance covenants. As of the date of this report, we are in compliance with all applicable covenants under the First South credit agreement. The amount outstanding under the line of credit at December 31, 2006 was $1,667,378 and has been classified as long-term debt in the accompanying consolidated financial statements.

Pending further review by the Louisiana Department of Revenue and in the absence of remedial legislative action by the State of Louisiana, in July 2007 we may be required to post a $2,000,000 surety bond against our collection of motor fuels sales taxes, for which the surety company may ask us to put up cash collateral for a substantial portion or all of such amount. If implemented, this requirement would reduce our immediately-available cash funds until such time as the bond and collateral are released. As of the date of this report, no further action is presently required of us with respect to the surety bond.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next 12 months. We will need to continue a focused program of capital expenditures to effect our production capacity expansion and efficiency improvement plans. In order to fund capital expenditures or increase our working capital above our current plan, or complete any acquisitions, we may seek to obtain additional debt or equity financing. We may also need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue, experience significant increases in the cost of inputs we use to produce biodiesel fuel, declines in the selling prices of our biodiesel fuel, or increases in our expense levels, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

The following table sets forth our cash flows for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005	Change
Provided by (used in):
Operating activities	$(3,519,389)	$(1,314,973)	$(2,204,416)
Investing activities	(19,063,159)	—	(19,063,159)
Financing activities	27,780,012	600,000	27,180,012
	$5,197,464	$(714,973)	$5,912,437

Operating Activities

Operating cash flows during 2006 reflect our net loss of $75,249,814 and increased working capital requirements, substantially offset by non-cash charges (depreciation, amortization, stock-based compensation, impairment of goodwill, accretion of convertible notes, and nonrecurring indirect transaction related charges) of $75,305,235.

Operating cash flows for 2005 reflect the operating losses of our former medical device business, partially offset by non-cash expenses relating to convertible notes and derivative liabilities which were both extinguished in December 2005.

Investing Activities

We expect future capital expenditures may include equipment for the expansion of production capacity, expenditures to upgrade our biodiesel plant, investments in assets relating to sourcing of biodiesel feedstock and relating to fuel distribution.

During fiscal 2006, we paid $18,538,953 in cash to acquire Vanguard and made $524,206 of capital expenditures to upgrade and expand the production capacity of our plant.

Financing Activities

During fiscal 2006, we received net proceeds of $28,240,000 from the issuance of $28,500,000 of Series J convertible preferred stock (subsequently exchanged for Series A convertible preferred stock upon our reincorporation), partially offset by the repayment of $759,988 of notes payable assumed in connection with the Acquisition. Cash provided by financing activities in 2005 consisted of net proceeds from the sale of $600,000 principal amount of senior convertible promissory notes, of which $150,000 was subsequently cancelled and exchanged for Series H preferred stock on December 5, 2005 as a result of the Exchange Offering, and of which $450,000 was converted into common stock on September 20, 2006.

Income Tax Carryforwards

At December 31, 2006, we had $1,362,679 available U.S. tax net operating loss carryforwards.

Disclosure of Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Year ending December 31,
	2007	2008	Thereafter	Total
Long-term debt (1)	$150,000	$150,000	$2,837,378	$3,167,379
Operating leases	68,312	51,883	—	120,194
Total contractual obligations	$218,312	$201,883	$2,837,378	$3,287,573

Disclosure of Off-Balance Sheet Arrangements:

None

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Allegro Biodiesel Corporation

We have audited the accompanying consolidated balance sheet of Allegro Biodiesel Corporation (formerly Diametrics Medical, Inc.) and its subsidiaries (collectively “Allegro”) as of December 31, 2006, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Allegro’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegro Biodiesel Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
April 6, 2007

ALLEGRO BIODIESEL CORPORATION
(FORMERLY DIAMETRICS MEDICAL, INC.)

CONSOLIDATED BALANCE SHEET

December 31, 2006
Assets (Note 8)
Current assets:
Cash and cash equivalents	$5,578,291
Accounts receivable, no allowance provided	514,731
Inventories, net (Note 4)	657,245
Other current assets	200,411
Total current assets	6,950,678
Property and equipment, net (Note 5)	4,737,033
Intangible assets, net (Note 6)	4,300,650
Goodwill (Note 2)	19,978,894
Other assets	26,296
Deferred income taxes (Note 10)	362,160
Total assets	$36,355,711
Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit (Note 8)	$150,000
Accounts payable	690,944
Accrued expenses	1,248,053
Deferred income taxes (Note 10)	362,160
Total current liabilities	2,451,157
Notes payable and line of credit (Note 8)	3,017,379
Total liabilities	5,468,536
Commitments and contingencies (Note 11)	--
Shareholders’ equity (Notes 9 and 12) :
Convertible preferred stock, $1.00 par value; 50,000,000 shares authorized:
Issued and outstanding shares—28,527,224	312,224
Common stock, $1.00 par value: 150,000,000 shares authorized, Issued and outstanding shares—14,619,458	146,195
Additional paid-in capital	311,836,455
Accumulated deficit	(281,407,699)
Total shareholders’ equity	30,887,175
Total liabilities and shareholders’ equity	$36,355,711

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
(FORMERLY DIAMETRICS MEDICAL, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Sales, including excise tax credits of $618,155	$1,802,926	$—
Cost of sales, including excise tax credits of $57,184	2,000,089	—
Gross profit (loss)	(197,163)	--
Operating expenses:
Research and development	--	477,432
Selling, general and administrative	25,404,059	1,515,723
Amortization of intangible assets (Note 6)	226,350	—
Impairment of goodwill (Note 2 )	51,012,250	—
Restructuring and other nonrecurring charges	--	93,314
Total operating expenses	76,642,659	2,086,469
Operating loss	(76,839,822)	(2,086,469)
Interest income	68,096	—
Interest expense	(879,029)	(7,891,364)
Loss on change in fair value of derivatives	--	(701,347)
Other income (expense), net	142,871	647,505
Loss before income taxes	(77,507,884)	(10,031,675)
Income tax benefit (Note 10)	2,258,070	—
Net loss	(75,249,814)	(10,031,675)
Deemed dividend on convertible preferred stock	(28,500,000)	—
Loss attributable to common shareholders	$(103,749,814)	$(10,031,675)
Net loss per share, basic and diluted	$(46.84)	$(28.56)
Weighted average number of common shares under in per share calculations	2,214,966	351,218

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
(FORMERLY DIAMETRICS MEDICAL, INC.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2004	25,000	$250	351,218	$351,218	$163,556,121	$(166,992,877)	$(3,085,288)
Exchange of convertible notes and Series F&G convertible preferred stock for Series H & Series I convertible preferred stock	16,683	167	-	-	12,325,209	-	12,325,376
Beneficial conversion feature on senior convertible notes	-	-	-	-	450,000	-	450,000
Net loss						(10,031,675)	(10,031,675)
Balance, December 31, 2005	41,683	417	351,218	351,218	176,331,330	(177,024,552)	(341,587)
Beneficial conversion value related to convertible senior notes	-	-	-	-	300,000	-	300,000
Conversion of convertible preferred stock into common stock	(18,106)	(18,095)	12,492,359	1,490,850	(1,472,443)	-	312
Stock compensation expense	-	-	-	-	2,599,936	-	2,599,936
Sale of Series A convertible preferred stock, net of offering costs of $260,000	2,850	2,850	-	-	28,237,150	-	28,240,000
Beneficial conversion value on Series J preferred stock	-	-	-	-	28,500,000	(28,500,000)	-
Value assigned to stock options and warrants issued to Ocean Park Advisors LLC	-	-	-	-	20,851,975	-	20,851,975
Value assigned to the issuance of common stock warrants to MAG Capital LLC in connection with the acquisition of Vanguard Synfuels, LLC	-	-	-	-	19,872,178	-	19,872,178
Conversion of convertible debt into common stock	-	-	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through the cashless exercise of warrants	-	-	80,733	80,733	(80,733)	-	-
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC.	4,300	4,300	-	-	34,436,700	-	34,441,000
Conversion of Series J convertible preferred stock into Series A convertible preferred stock	28,497,150	282,150	-	-	(282,150)	-	-
Stock split	(653)	40,602	63,798	66,407	(107,009)	-	-
Amendment to the par value of common stock in connection with the Reincorporation	-	-	-	(3,474,363)	3,399,521	74,842	-
Net loss	-	-	-	-	-	(75,249,814)	(75,249,814)
Accrual of dividends on Series A convertible preferred stock	-	-	-	-	-	(633,333)	(633,333)
Balance, December 31, 2006	28,527,224	$312,224	14,619,458	$146,195	$311,836,455	$(281,407,699)	$30,887,175

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
(FORMERLY DIAMETRICS MEDICAL, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(75,249,814)	$(10,031,675)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	311,923	3,171
Stock-based compensation	23,177,750	--
Impairment of goodwill	51,078,119	--
Accretion of convertible notes and amortization of debt issue costs	737,443	7,917,942
Unrealized gain on change in warrant and derivative liabilities	--	701,347
Gain on settlement of creditor obligations	--	(633,004)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(369,273)	--
Inventories	(414,017)	--
Prepaid expenses and other assets	(105,878)	64,829
Accounts payable	(643,389)	362,798
Accrued expenses	215,817	299,619
Deferred income taxes	(2,258,070)	--
Net cash used in continuing operating activities	(3,519,389)	(1,314,973)
Cash flows from investing activities
Capital expenditures	(524,206)	--
Acquisition of Vanguard Synfuels LLC, net of cash acquired	(18,538,953)	--
Net cash used in investing activities	(19,063,159)	--
Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	300,000	600,000
Repayment of notes payable	(759,988)	--
Net proceeds from the issuance of convertible preferred stock	28,240,000	--
Net cash provided by financing activities	27,780,012	600,000
Net increase (decrease) in cash and cash equivalents	5,197,464	(714,973)
Cash and cash equivalents at beginning of period	380,827	1,095,800
Cash and cash equivalents at end of period	$5,578,291	$380,827
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$--	$—
Cash paid during the period for interest	$13,548	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$34,441,000	$—
Conversion of convertible debt into common stock	$750,000	$—

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
(FORMERLY DIAMETRICS MEDICAL, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Organization

On September 20, 2006, Allegro Biodiesel Corporation (formerly known as Diametrics Medical, Inc., and herein referred to as the “Company”, “Allegro” or “Diametrics”) acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). From January 2005 to September 19, 2006, Diametrics was considered a “shell company” as defined by the Securities and Exchange Commission, wherein its business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction. Prior to January 2005, the Company was involved with the development, production and distribution of medical devices since its inception. All such operations were discontinued during 2005.

Business

Through the acquisition of Vanguard, the Company owns an operating biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which is sold in both blended and unblended form with petroleum diesel. The product is sold primarily to regional wholesale bulk fuel distributors.

Vanguard was formed on April 28, 2003 (“Inception”) as a limited liability company. Vanguard purchased assets from Farmland Industries’ bankruptcy trustee on July 31, 2003. These assets included 320 acres of land, an ammonia plant which was shuttered in 2001, and existing plant infrastructure. Vanguard converted the existing facility (the “Pollock Facility”) into a biodiesel production facility. Vanguard began testing of its facility in early 2006, and commenced production and sales of biodiesel in April 2006. Vanguard was a development-stage company prior to April 2006.

Reincorporation

On November 28, 2006, the Company reincorporated in the State of Delaware (the “Reincorporation”) and, in connection with the Reincorporation, changed its corporate name from Diametrics Medical, Inc. to Allegro Biodiesel Corporation. The Reincorporation also resulted in an increase in the number of the Company’s authorized shares of common stock to 150,000,000 shares and the authorized shares of preferred stock to 50,000,000 shares. Each outstanding share of common stock of the Company was automatically converted into shares of the common stock of the Delaware company, on a one-for-one-basis. Each outstanding share of Series H and Series J convertible preferred stock was automatically converted into shares of Series B and Series A Convertible Preferred Stock of the Delaware Company, on a one-for-one and one-for ten thousand basis, respectively. Outstanding options and warrants to purchase the Company’s common stock were converted into options and warrants to purchase the same number of shares of the Delaware Company’s common stock.

Plan of Operation

The Company plans to increase its sales of biodiesel to utilize the full production capacity of its Pollock Facility (currently, maximum production capacity is expected to be 12 million gallons per year). This may be achieved through direct sales of pure biodiesel fuel (“B100”), blended biodiesel fuel, or through sales via tolling arrangements, each of which may entail different levels of recognized revenue per gallon of biodiesel produced. The Company may purchase and install additional equipment at the Pollock Facility, which may permit the use of lower cost feedstock (such as crude soybean oil), increase production yields, and lower direct production costs. It is expected that such improvements may require $1-2 million in capital expenditures. Furthermore, the Company may pursue an expansion of the facility to increase its production capacity to 20 million gallons annually. It is expected that such expansion would require approximately $2-3 million in capital expenditures.

In addition to the improvements to and expansion of the Pollock Facility, the Company may seek to acquire additional biodiesel production facilities in the Gulf Coast region, nationwide, or internationally. Furthermore, the Company may seek to acquire, construct or otherwise participate in other projects relating to the transportation, marketing or distribution of biodiesel and liquid fuels. Future expansion and acquisitions may be funded through the issuance of debt or equity securities or a combination thereof.

The Company believes the funds raised in the sale of our Series J convertible preferred stock together with cash from operations will be sufficient to satisfy our cash flow needs to fund existing operations for the next 12 months and for the improvements to our Pollock Facility. If additional development or acquisition opportunities arise, the Company may need to raise additional capital through additional borrowings or equity or debt financings.

There can be no assurance that we will be able to achieve sales growth in the next 12 months, or that the Company will be profitable. Actual operating expenses may be higher than expected. In such instances, it is possible that additional working capital in the next 12 months may be required. Furthermore, there can be no assurance that the Pollock Facility expansion, capital improvements to reduce production costs, or any other biodiesel-related projects will be possible at market rates and terms, or at all. The Company will likely need to raise additional debt and/or equity capital in order to finance additional biodiesel-related projects and their operations. Such financing(s) may increase the risk of the Company not being able to service its debt obligations, and/or cause dilution to existing equity holders.

2.  Acquisition of Vanguard Synfuels, LLC

On September 20, 2006, the Company acquired 100% of the membership interests of Vanguard for an aggregate purchase price of $73,412,250. The acquisition has been accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), whereby the estimated purchase price has been allocated to tangible and intangible net assets acquired based upon their fair values at the date of acquisition.

The purchase price consisted of cash paid to selling shareholders for their 80% membership interest in Vanguard totaling $17,699,378. Additionally, the Company issued 4,300 shares of Series K convertible preferred stock for the remaining 20% membership interests with a deemed fair value of $34,441,000 for financial reporting purposes based on the quoted market price of $3.10 per share on the date of Acquisition. The Series K convertible preferred stock was convertible into 11,110,000 shares of common stock.

The Company also incurred direct acquisition costs totaling $21,271,872. Included in the direct acquisition costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock granted to M.A.G. Capital, LLC (“MAG”), the largest single beneficial owner of the Company’s equity securities. These warrants were granted in exchange for MAG’s assignment of the rights they held to acquire Vanguard. The Company also paid MAG a cash due-diligence fee of $435,000, incurred legal and other direct costs of $249,721 and paid $714,976 in transaction bonuses to certain officers of Vanguard. Management applied the guidance set forth under SFAS 141, paragraph 24 to determine its accounting for direct acquisition costs. The Company accounted for the issuance of the warrants in accordance with SFAS No. 123R “Share-Based Payment” and utilized the quoted market price of $3.10 per share as of September 20, 2006 to value the securities which resulted in a fair value of $19,872,178.

The components of the aggregate purchase price are as follows:

Consideration paid:
Net cash paid to selling shareholders	$17,699,378
Value assigned to the of Series K convertible preferred stock	34,441,000
Direct acquisition costs	21,271,872
Total	$73,412,250

The purchase price of Vanguard has been allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management as follows:

Cash	$125,373
Accounts receivable, net	145,458
Inventory	243,228
Plant and equipment	3,589,000
Land	709,400
Other assets	28,200
Customer relationships	4,527,000
Goodwill	71,207,293
Accounts payable	(677,782)
Accrued liabilities	(299,481)
Line of credit	(1,667,379)
Notes payable to bank	(1,500,000)
Notes payable to related parties	(759,990)
Deferred income tax liabilities	(2,258,070)
Total	$73,412,250

The purchase price represented a premium over Vanguard’s appraised assets, resulting in the recognition of $71,207,293 of goodwill.  Management determined that the cash purchase price of $17,699,378, excluding direct acquisition costs, implied the fair value of Vanguard’s business was approximately $22,400,000; however, the purchase price was increased through the issuance of Series K Convertible preferred stock in the amount of $34,441,000. Management believed this additional consideration was appropriate to retain key management of Vanguard. The implied cash purchase price was determined on the projected future cash flows of the business, based on the favorable market conditions at the time (primarily high oil prices and lower soybean prices) and extant government support for the industry in the form of a $1.00 per gallon of biodiesel tax credit.  Management also assessed comparable publicly-traded companies in biodiesel and other alternative energy sectors which commanded significant valuation premiums in the capital markets.  Additionally, management found there were few established biodiesel assets in the United States and construction times for new production facilities are typically in excess of one year.  Management believed Vanguard’s established operations and early-mover advantage merited the cash purchase consideration paid in the transaction.

The Company immediately evaluated the carrying amount of goodwill for impairment by comparing the fair value of Vanguard of $22,400,000 (using the discounted cash flow method) to the carrying amount of goodwill. Secondly, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, management determined the fair value of Vanguard’s net assets to be $22,400,000 and allocated such fair value of the net assets of Vanguard resulting in an implied goodwill of $20,195,043.  Accordingly, management immediately recorded an impairment of goodwill in the amount of $51,012,250.

The fixed assets are being depreciated from the date of acquisition with estimated useful lives ranging from three to twenty years. The customer relationships are considered an intangible asset and are being amortized over the estimated useful live of five years from the date of the Acquisition. The goodwill is not subject to amortization and the amount assigned to goodwill is not deductible for tax purposes.

In accordance with SFAS 141, the operating results of Vanguard have been included in the Company's consolidated operating results since the acquisition date, September 20, 2006. The pro forma results of operations data which assumes that the acquisition of Vanguard had occurred at the beginning of the respective reporting periods are not being presented herein, as such results would not be meaningful: in the reporting periods prior to September 20, 2006, the Company was defined as a “shell company” with no operations and limited assets, and Vanguard was still a development-stage company with limited operations (as biodiesel production and sale began in April 2006). The Company’s pro forma results for prior periods are therefore not comparable to the results for the period ending December 31, 2006. The presentation of such results would not provide any additional meaningful financial information beyond what is provided herein and in the Company’s Form 8-K previously filed on September 26, 2006.

3.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Allegro Biodiesel Corporation and its the wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company’s results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Stock Split and Amendment to Shares Authorized

On June 15, 2006, the Board of Directors of the Company approved a one (1) for one hundred (100) reverse stock split of the Company’s common stock. The record date of the stock split was June 30, 2006. All share and per share information have been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes. In connection with this stock split, the Board of Directors approved an amendment to the Company’s Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000, and the number of authorized shares of preferred stock to 50,000. The Board also approved amendments to the Certificates of Designations for the Company’s Series H and Series I Convertible Preferred Stock to adjust the conversion price of each such series of preferred stock to reflect the stock split.

Revenue Recognition

The Company generates its revenues from the sale of biodiesel fuel and recognizes revenue when the following fundamental criteria are met:

•	persuasive evidence that an arrangement exists;
•	the products and services have been delivered;
•	selling prices are fixed and determinable and not subject to refund or adjustment; and
•	collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

The Company records revenues from federal incentive programs related to the production of biodiesel when certain blends of biodiesel fuel are sold to certified blenders. The Company bears the credit risk of collecting payment to each of the federal government and the customer. The Company accounts for these tax credits in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. When the Company bills the customer and includes the tax credit revenues are recognized for the cost of the fuel and the tax credit as the Company is considered a principal. In instances the Company does not bill the customer for the tax credit, rather applies for such credits with the federal government, such amounts are recorded as a reduction to cost of sales.

The tax credits included in accounts receivable as of December 31, 2006 were $43,288.

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. We maintain cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. We do not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company invests its cash balances through high-credit quality financial institutions. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, age of the balance and the customer's current credit worthiness, as determined by a review of the customer's current credit information. The Company continuously monitors collections and payments from its customers and maintains an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that have been identified.

Accounts receivable and revenues from one customer represented 88% and 75% of total accounts receivables and revenues as of December 31, 2006, respectively. The Company did not experience concentrations of accounts receivables or revenues in 2005.

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

Property, Plant and Equipment

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

Goodwill and Other Intangible Assets

SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to historical net losses, a valuation allowance has been established to offset the deferred tax assets.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the years ended December 31, 2006 and 2005:

	2006	2005
Common stock options	3,127,312	—
Common stock warrants	11,642,867	—
Convertible preferred stock - Series B	2,722,400	2,788,900
Convertible preferred stock - Series A	37,561,583	—
Convertible subordinated debt	—	968,040
Convertible preferred stock - Series I	—	1,379,400
Total	55,054,162	5,136,340

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

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

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for the year ended December 31, 2005, prior to the adoption of SFAS 123R:

Loss available to common shareholders, as reported	$(10,031,675)
Stock-based employee compensation expense included in net loss available to common shareholders	-
Stock-based employee compensation expense determined under fair value	(143,518)
Pro forma net loss available to common shareholders	$(10,175,193)
Loss per share available to common shareholders:
Basic and diluted, as reported	$(28.56)
Basic and diluted, pro forma	$(28.97)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates relate to the assessment of impairment of goodwill, and long-lived assets other than goodwill, as well as the fair value options and warrants to purchase common stock.

Fair Value of Financial Instruments

Financial instruments are recorded on the consolidated balance sheets. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“SFAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Risks and Uncertainties

The Company receives a federal excise tax credit of $1.00 per gallon of biodiesel sold in blended form (with petroleum diesel), and can sell biodiesel in unblended form (“B100”) at a premium over petroleum diesel of approximately $1.00 per gallon. The federal excise tax credit is scheduled to expire on December 31, 2008. There are no assurances the tax credit will be extended beyond December 31, 2008. The loss of the tax credit would have a significant, material adverse effect on the Company’s operations.

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

The Company is subject to the laws of the State of Louisiana. Louisiana state law requires that a “distributor” or “blender” of motor fuels post a bond in the amount of $20,000 in favor of the state Secretary as surety against its collection of motor fuels sales taxes, while “suppliers” or fuel terminal operators are to post a $2,000,000 bond. Historically, Vanguard was classified as a “blender” by the Louisiana Department of Revenue (“LDR”), and is a registered “blender” with the Internal Revenue Service (“IRS”). In August 2006, Vanguard was informed by the LDR that its classification as a blender (and not a supplier), was subject to review. In October 2006 and January 2007, the LDR notified the Company that it may be classified as a supplier, but would not require the Company to post a $2,000,000 bond until June 30, 2007, pending further review of the state statutes and possible legislative action. As of the date of this report, no further action is presently required of the Company. However, if the Company is subsequently required to post a $2,000,000 surety bond, the Company may be asked by the surety company to establish cash collateral for a substantial portion or all of such amount, which would reduce the Company’s immediately-available cash funds and adversely affect its liquidity. There is no guarantee the Company will be classified as a blender upon further review by the LDR, or that it will obtain an extension beyond June 30, 2007, or that remedial legislative action will be implemented by the State of Louisiana.

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

4.  Inventories, net

Inventories, net consist of the following at December 31, 2006:
Raw materials	$452,381
Finished goods	204,864
$657,245

Amounts of labor and overhead included in finished goods are not significant because the Company’s selling price was not sufficient to recover such costs.

5.  Property, Plant & Equipment

Property, plant and equipment consist of the following at December 31, 2006:

	Range of Estimated Useful Life

Land	-	$1,054,400
Buildings	20	380,000
Machinery and equipment	3 to 15	3,142,681
Construction in progress	-	245,525
		4,822,606
Less - accumulated depreciation		(85,573)
		$4,737,033

The Company is currently incurring construction expenditures to expand and improve its economic efficiencies in the production of biodiesel fuel.

Depreciation expense was $85,573 and $0 for the years ended December 31, 2006 and 2005, respectively.

6.  Intangible Assets, net

Intangible assets subject to amortization include customer relationships incurred in connection with the acquisition of Vanguard. Amortization expense was $226,350 and $0 for the years ended December 31, 2006 and 2005, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets for the years ending December 31, 2006 is as follows:

2007	$905,400
2008	905,400
2009	905,400
2010	905,400
2011	679,050
$4,300,650

7.  Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006:

Dividends	$633,333
Professional fees	235,295
Compensation and related benefits	129,372
Interest	74,793
Lease termination costs	97,382
Other	77,878
$1,248,053

8.  Line of Credit and Notes Payable

In connection with the Acquisition, the Company assumed and is party to a credit agreement with First South Farm Credit, ACA (“First South”) that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan.  As of December 31, 2006, we failed to comply with certain covenants under the First South credit agreement, relating to a minimum cash flow coverage ratio and working capital balance. On February 20, 2007, the Company received a waiver of its non-compliance with these covenants from First South through July 1, 2007 and an acknowledgement that the Company was no longer in default of the credit agreement as of such date. On April 2, 2007, the Company received a notice from First South of approval by its loan committee of certain amendments to the credit agreement. The amendments include a 2 year renewal of the line of credit so that the outstanding principal balance is now due on July 1, 2009 and requires the Company to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard’s working capital and net assets position including achieving a minimum working capital of $500,000, maintenance of an excess of total assets over total liabilities of not less than $1,500,000 and the maintenance of a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2008.

The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender’s referenced prime rate plus 1.0%, or 9.25% per annum at December 31, 2006, and is payable monthly. The agreement also permits the Company to issue letters of credit which are secured by the line and reduces the amount of borrowings available under the agreement. The due date of the outstanding principal balance is amended to July 1, 2009. The amount outstanding under the line of credit at December 31, 2006 was $1,667,378 and has been classified as long-term debt in the accompanying consolidated financial statements. As of December 31, 2006, the amount available was $332,622.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender’s referenced prime rate plus 1.25%, or 9.50% per annum at December 31, 2006 and is payable quarterly. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each. The amount outstanding under the term loan at December 31, 2006 was $1,500,000.

9.    Convertible Promissory Notes

Convertible Promissory Notes

On December 6, 2005, the Company entered into an agreement to issue up to $750,000 principal amount of convertible promissory notes. The Company received $450,000 in proceeds on December 6, 2005 and $300,000 on January 18, 2006. The Company accounted for the embedded conversion feature in accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” since the embedded conversion feature was considered conventional as defined in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and EITF 05-02 “The Meaning of "Conventional Convertible Debt Instrument”. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $450,000 for the December 6, 2005 advance and $300,000 for the January 18, 2006 advance, which have been treated as discounts to the underlying debt and were amortized into interest expense over the term of the notes.

These notes together with accrued interest were originally due on November 30, 2008. On September 20, 2006, the notes and accrued interest were cancelled and converted into 1,631,350 shares of common stock. The Company recorded a charge to the statement of operations for the difference between the face value and the carrying value of the notes.

Convertible Senior Notes

On May 2, 2005, the Company issued convertible senior notes resulting in the receipt of $150,000 of gross proceeds. On December 6, 2005, these notes and the related accrued interest were exchanged for Series B convertible preferred stock. The notes were due originally due on May 2, 2008, with principal and interest payable in arrears in cash or registered shares on a monthly basis beginning August 1, 2005. These notes had a stated interest rate of prime plus 4.0% with a floor of 8.0%, plus an additional 2% interest per month if the notes went in default.

The holders of these notes also received warrants expiring on May 2, 2010 to purchase up to 37,500 shares of the Company’s common stock at an exercise price of $2.50 per share. The fair value of the warrants issued was determined using the Black-Scholes option pricing model based on the following assumptions: volatility of 176%, expected life of 5 years, risk free interest rate of 4.38% and no dividends. The Company recorded the fair value of the warrants and the beneficial conversion feature as a debt discount.

In August 2005, the Company was unable to make the required interest payments and was in default of the terms of the agreement. This resulted in the acceleration of the outstanding principal and interest payments, wherein the repayment of principal and interest was immediately due. Accordingly, the Company recorded $135,000 of non-cash interest expense for the unamortized beneficial conversion feature and debt discount for the year ended December 31, 2005.

Convertible Senior Secured Notes

On December 15, 2004, the Company issued convertible senior secured notes, resulting in the receipt of $1,800,000 in gross proceeds. The holders of these notes also received a due diligence fee of $180,000. The notes had a stated interest rate of prime plus 4% with a floor of 8%. The conversion price of the notes was fixed at $2.00 per share, subject to adjustment depending upon the market price of our common stock. These notes, while outstanding, were convertible into 900,000 shares of common stock, however, the ultimate number of shares that potentially was to be issued to settle the note in common stock is unknown.

The holders also received warrants to purchase up to 450,000 shares of common stock at an exercise price of $2.50 per share with an original expiration date of December 15, 2009. On December 6, 2005, these notes and the related accrued interest were cancelled in exchange for Series B convertible preferred stock.

The notes were originally due on December 15, 2007, with principal and interest payable in cash or registered shares over a 32-month period beginning in March 2005. The Company was unable to make such payment, and as a result was in default under the terms of the agreement and the repayment of principal and interest was immediately due. Accordingly, the Company recorded $648,000 of non-cash interest expense for the unamortized beneficial conversion feature and debt discount into interest expense for the year ended December 31, 2005.

The holder of the notes received a first lien on all of our assets. The holders of our previously issued convertible senior secured fixed rate notes, discussed below, totaling $7,300,000 due August 4, 2005, consented to the new financing and the subordination of their secured position to a second lien on all of the Company’s assets. In consideration for granting this amendment, management reduced the conversion price of the notes to $2.00 per share and amended the exercise price of their outstanding warrants to purchase up to 42,558 shares of our common stock at $2.50 per share. The Company also reduced the exercise price of 175,555 and 120,000 warrants issued to holders of our preferred stock to $2.50 and $1.00 per share, respectively.

In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, management was required to record the fair value of the ECF and warrants as a liability. The estimated fair value of the ECF and warrants were $432,000 and $216,000, respectively, which reduced the carrying value of the notes by such amounts. The fair value of the ECF and warrants were determined using the Black-Scholes option-pricing model based on the following assumptions: volatility ranging from 184% to 244%, expected life ranging from 4 to 5 years, risk free interest rate of 4.38% and no dividends.

The Company amortized the discount to interest expense in the amount $1,152,000 during the year ended December 31, 2005.

Convertible Subordinated Notes

On August 4, 1998, the Company issued convertible subordinated notes resulting in the receipt of $7,300,000 in gross proceeds. Subsequent to the original date of issuance, the terms of these notes were renegotiated. As discussed above, the Company negotiated significant modifications to the $7,300,000 notes on December 15, 2004, the embedded conversion feature and the warrants, as well as a deferral of all principal and interest payments until after the convertible senior notes were repaid. During 2004, the Company accounted for the amendments of these terms in accordance with EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments.”

The Company accounted for the conversion feature in accordance with EITF 98-5 and EITF 00-27 since the ECF was considered conventional as defined in EITF 00-19 and EITF 05-02. This resulted in the calculation of the intrinsic value of the embedded beneficial conversion feature in the amount of $6,311,894, which was required to be treated as a discount to the underlying notes in 2004. The discount was being amortized into interest expense using the effective interest method over the term of the notes, until the Company defaulted on the notes in June 2005, at which time the remaining unamortized discount was charged to expense. The Company amortized the discount to interest expense in the amount of $6,311,894 during the ended December31, 2005.

On December 6, 2005, these notes and the related accrued interest were cancelled in exchange for Series B and Series I convertible preferred stock.

10.  Income Taxes

The Acquisition was structured as a tax-free acquisition. Accordingly, the difference between the recognized fair values of the acquired net assets and their historical tax base are not deductible for tax purposes. As a result, a deferred tax liability of $2,258,070 was been established for financial reporting purposes for an amount equal to the Company's statutory tax rate multiplied by the difference between the allocated book value of acquired non-goodwill assets and the tax bases of those assets.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2006 and 2005 are as follows:
	Year Ended December 31,
	2006	2005
U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	5.8%	5.8%
	39.8%	39.8%
Permanent differences - goodwill	-25.8%	0.0%
Increase in valuation allowance	-11.0%	-39.8%
Effective tax rate	3.0%	0.0%

The major components of the deferred taxes are as follows at December 31, 2006 is as follows:

Asset (Liability)
Noncurrent:
Stock options	$10,046,798
Net operating losses	463,311
10,510,109
Valuation allowance	(8,299,007)
Net deferred tax asset	$2,211,102

Current:
Intangible asset	$(362,160)

Noncurrent:
Acquisition of Vanguard Synfuels LLC	$(2,258,070)
2006 Intangible asset amort	96,968
2007 Intangible asset amort	362,160
Other	(50,000)
$(1,848,942)

At December 31, 2005, the Company had available no U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company’s net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards which expire in 20 years for federal income tax reporting purposes.

During the year ended December 31, 2005, the Company adjusted its deferred tax assets to zero, and the related valuation allowance of $9,115,000.

11.  Commitments and Contingencies

The Company leased certain of its facilities under non-cancelable operating lease arrangements. On March 24, 2005, a default judgment for the amount of $136,945, relating to the Company’s default under the terms of a commercial lease agreement for office space at 293 Great Valley Parkway, Malvern, Pennsylvania, was entered in the Court of Common Pleas, Chester County, Pennsylvania, against the Company in favor of the landlord. In November 2005, the Company entered into an agreement with the landlord to settle all outstanding claims under the lease for $35,000, which was paid on December 14, 2005. The judgment was subsequently vacated.

On November 21, 2005, the Company was evicted from its former offices at 3050 Centre Pointe Drive, Roseville, Minnesota, as a result of a default under the terms of the commercial lease agreement. The outstanding contingent liability for past due rent and remaining rent under the lease agreement, net of the security deposit held by the landlord, was approximately $160,000. In 2005, management established a reserve in connection with this idle facility equal to the present value of the remaining minimum lease payments and its estimated pro rata share of operating expenses for approximately $93,314.

The Company leases its office space and certain office equipment under non-cancelable operating leases. Total rent expense under these operating leases was $46,603 and $189,634, respectively, for the years ended December 31, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

2007	$68,312
2008	51,883
$120,195

12.  Preferred Stock

The following is a summary of preferred stock as of December 31, 2006 and 2005:

	Series A	Series B	Series F	Series G	Series H	Series I	Series J	Series K
Balance at December 31, 2004	-	-	10,000	15,000	-	-	-	-
Exchange of Series F and Series G into Series B and Series I	-	-	(10,000)	(15,000)	27,889	13,794	-	-
Balance at December 31, 2005	-	-	-	-	27,889	13,794	-	-
Issuance of Series J	-	-	-	-	-	-	2,850
Issuance of Series K	-	-	-	-	-	-	-	4,300
Exchange of Series J into Series A	28,500,000	-	-	-	-	-	(2,850)	-
Exchange of Series H into Series B	-	27,889	-	-	(27,889)	-	-	-
Conversion of Series B into common stock	-	(665)	-	-	-	-	-	-
Conversion of Series I into common stock	-	-	-	-	-	(13,794)	-	-
Conversion of Series K into common stock	-	-	-	-	-	-	-	(4,300)
Balance at December 31, 2006	28,500,000	27,224	-	-	-	-	-	-

The Company’s issued and outstanding preferred stock consist of Series A (formerly Series J) and Series B (formerly Series H) convertible preferred stock (herein referred to as “Series A Preferred” and “Series B Preferred”, respectively or collectively the “Preferred”). The Company has authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which 28,500,000 and 2,850 shares are designated as Series A and Series B preferred stock, respectively.

In connection with the Acquisition, the Company issued 2,850 shares of Series J Preferred at $10,000 per share, for total cash proceeds of $28,500,000. Each share was convertible at any time into 10,000 shares of common stock. On an as converted basis, the preferred stock was issued at $0.7587 per share of common stock. The quoted closing market price of the Company’s common stock on the date of issuance of the Series J Preferred was $3.10. In accordance with EITF 00-27, this created a beneficial conversion to the holders of the preferred stock and a deemed dividend, which was limited to the proceeds received of $28.5 million. In the third quarter of 2006, the Company recognized a non-cash charge of $28.5 million relating to a deemed dividend upon the issuance of the Series J preferred stock. The full intrinsic value of the beneficial conversion feature was recognized on the date of issuance since the underlying security was immediately convertible to common stock.

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $34,441,000 which was allocated to the Acquisition purchase price based on the quoted market price of the common stock on September 20, 2006. The Series K Preferred is convertible on an as-converted basis into 11,110,000 shares of common stock. On November 28, 2006, the holders of 4,300 shares of Series K convertible preferred stock converted such shares into 11,110,000 shares of common stock.

The outstanding preferred stock has the following characteristics:

Dividends

The holders of Series B Preferred are entitled to receive dividends when and as if declared by the Board of Directors of the Company and are noncumulative.

The holders of Series A Preferred are entitled to receive dividends at a rate of 8% per annum in cash or additional shares of Series A Preferred, at the option of the Company. The dividends accrue whether or not the Board of Directors declares a dividend. If the Company elects to pay the dividend in additional shares of Series A Preferred, the value of each such share paid as a dividend shall be deemed to be equal to the product of a) the number of common shares into which the preferred share is convertible into, and b) the conversion price then in effect (currently $0.76 per common share). Dividends are payable quarterly in arrears on the last day of each quarter to the holders of record as of the first (1st) day of such quarter based upon the number of days during such quarter that the Series J Preferred Stock remained outstanding.

Conversion

Each share of Series B Preferred is convertible at the option of the holders at any time into 10,000 shares of common stock, subject to adjustment for dividends.

The Series A Preferred is convertible into common stock at the option of the holder. Each share is convertible by dividing the Series A Preferred purchase price per share ($10,000) by the then existing conversion price, currently $0.76 per share. Each holder may convert their shares into common stock, provided the Company has the requisite number of authorized shares of common stock available. Provided that (i) there is an effective Registration Statement on file with the Securities and Exchange Commission registering the maximum number of shares of Common Stock to be issued upon conversion of the Series A Preferred, and (ii) the closing price of the common stock for the twenty (20) preceding trading days is equal to or greater than two times the conversion price, then the Company, at its option, may require any holder of Series A Preferred to convert all, or a portion, of the then outstanding Series J Preferred into common stock.

In the event the Company issues additional shares of common stock or common stock equivalents at a price per share lower than the Series A conversion price, the Series A Preferred is entitled to a weighted-average anti-dilution adjustment its conversion price. The Series A conversion price is also subject to proportional adjustment in the event of stock splits, combinations and other recapitalizations or reorganizations.

Voting

The Series B Preferred is non-voting.

The holders of shares of Series A Preferred are entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote.

Liquidation Preference

Each holder of the Series A and Series B Preferred is entitled to receive a liquidation preference equal to an amount equal to the assets available for distribution to shareholders at an amount equal to the greater of (i) the respective purchase price per share and any declared but unpaid dividends on such share, or (ii) the amount such holders would be entitled to receive had such holders converted their shares into shares of common stock.

Registration Rights

In connection with the issuance of the Series A Preferred, the Company is require to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission no later than the later of (x) the date that is ninety days from September 20, 2006 or the date that is five business days following the receipt of shareholder approval of the Reincorporation in order to register the resale of the Series A Preferred under the Securities Act. In the event that the Company fails to have the registration statement declared effective by the SEC by the date that is 60 days after the filing of the registration statement, in the event the SEC has no comments, or by the date that is 120 days after the date of filing, in the event the SEC has comments on the registration statement, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to $6,250 for each day the registration statement remains uncured; provided, however, that the obligation of the Company to pay such amount shall cease on September 20, 2008.

The Company filed the required SB-2 on December 13, 2006. The SB-2 must be declared effective by April 12, 2007 in order to avoid penalty describe above. As of December 31, 2006, the Company concluded the registration rights did not represent a liability.

Redemption

The Series A and Series B Preferred are non-redeemable.

13.  Common Stock and Common Stock Warrants

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive non-cumulative dividends whenever funds are legally available and when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Common Stock Warrants

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to M.A.G. Capital, LLC (“MAG”), to purchase up to 6,500,000 shares of common stock as consideration for the assignment by MAG to the Company of certain rights to acquire Vanguard. One-half of the warrants have an exercise price of $1.14 per share, and the other half have an exercise price of $1.33 per share. The warrants are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the MAG warrants was $19,872,178. The fair value of the warrants were deemed to be a direct acquisition cost in connection with the Acquisition and included as part of the purchase price.

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to Ocean Park Advisors, LLC (“OPA”), a firm controlled by W. Bruce Comer III and Heng Chuk (the Company’s Chief Executive Officer and Chief Financial Officer, respectively), to purchase up to 4,827,921 shares of common stock as consideration for OPA’s waiver of certain anti-dilution provisions of its Series I convertible preferred stock, and OPA’s subsequent conversion of 13,794 shares of Series I convertible preferred stock into 1,379,400 shares of common stock. The OPA warrants have an exercise price of $0.76 per share and became exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA warrants was $14,807,934 and has been recorded in “Selling, General and Administrative” in the accompanying consolidated statement of operations. On January 25, 2007, OPA elected to exercise the warrants based on the “cashless” exercise provision pursuant to the agreement, in exchange for the issuance of an aggregate of 3,765,097 shares of the Company’s common stock.

Stock Option Plan

On August 11, 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended on September 20, 2006 and December 26, 2006, was approved by the stockholders of the Company at a meeting of stockholders on November 28, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company’s common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of the Company’s common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board.

On August 11, 2006, the Company granted stock options to W. Bruce Comer III, its Chief Executive Officer, and Heng Chuk, its Chief Financial Officer options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Two members of the Company’s board of directors were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director) as discussed above. The Company also issued an option to purchase 21,675 shares of common stock to an advisor, at an exercise price of $0.42 per share and vesting fully on December 1, 2006. All stock options issued to the above individuals expire on March 15, 2007. The Company has fully expensed the stock-based compensation for the above issuances during 2006. On March 14, 2007, the Company amended the expiration date of these options to December 31, 2007. The impact of the amendment to the financial statements is expected to be insignificant.

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

The value ascribed to the OPA stock options was $6,044,040. The options were considered fully vested and the Company charged the value ascribed to the statement of operations on the date of acquisition.

The value of the stock was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$6.00
Expected life (in years)	0.1 to 0.25
Risk-free interest rate	5.02%
Expected volatility	204.5%
Dividend yield	0%

The following table summarizes stock option activity under the 2006 Plan:

	Shares Available for Grant	Outstanding Shares	Weighted Average Exercise Price

Balance, beginning of year	-	-	-
Shares reserved upon plan adoption	6,592,755	-	-
Granted	(3,127,312)	3,127,312	$0.72
Exercised	-	-	-
Cancelled	-	-	-
Balance at December 31, 2006	3,465,443	3,127,312	$0.72

	Options Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.42 - $0.46	361,243	0.25	$0.45	361,243	$0.45
$0.76	2,766,069	1.98	$0.76	691,517	$0.76
	3,127,312			1,052,760

The fair value of stock options awarded during the year ended December 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

Year Ended December 31,
2006
Weighted-average fair value of options granted	$3.25

Weighted-average assumptions:
Expected option term (in years)	2.0
Risk-free interest rate	4.79%
Expected volatility	203.3%
Dividend yield	0%

The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company’s stock price is based upon the historical daily changes in the price of the Company’s common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

On December 26, 2006, the Company modified the term of certain options granted to members of the board of directors and executive officers from five to 2.25 years. The modification resulted in a decrease in the fair value of the underlying options. No compensation expense as of the date of modification was recorded.

As of December 31, 2006 there was unrecognized compensation expense of $1,410,749 related to unvested stock compensation expense, which the Company expects to recognize through September 2007.

14.  Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires the determination of reportable business segments (i.e., the management approach). This approach requires that business segment information used by the chief operating decision maker to assess performance and manage company resources be the source for segment information disclosure. The Company operates in one business segment: the production of biodiesel fuel.

Revenues are derived from customers located within the United States.

Long-lived assets consist of property, plant and equipment and intangible assets located within the United States.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 16, 2004, the Audit Committee of the Board of Directors selected and engaged Virchow, Krause & Company, LLP (“Virchow Krause”) as its independent public accountant for the fiscal year ended December 31, 2004. During the audit of the consolidated financial statements of the Registrant for the fiscal year ended December 31, 2004, and through December 9, 2005, there were no disagreements with Virchow Krause, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On December 8, 2005, Virchow Krause provided written notice to us that they had resigned as our auditors and principal accountants, effective as of that date. Furthermore, we were also informed by Virchow Krause that it had not performed a review of our consolidated financial statements as of and for the three and six month periods ended June 30, 2005, which were included in our Form 10-Q for the period ended June 30, 2005 (the “Q2 2005 Form 10-Q”), as required by Regulation S-X under the Securities Exchange Act of 1934. No disclosure was made by us that Virchow Krause had not performed a review of our consolidated financial statements as of and for the periods ended June 30, 2005.

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

MWM completed its review of our consolidated financial statements for the three and six month periods ended June 30, 2005, and we filed an amended Q2 2005 Form 10-Q on December 19, 2005.

Item 8A. Controls and Procedures

(a) Disclosure controls and procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Internal controls over financial reporting.

There were no changes in our internal controls over financial reporting in the fourth quarter of fiscal 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information

None.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
W. Bruce Comer III	41	Chief Executive Officer, Class II Director
Darrell Dubroc	45	President & Chief Operating Officer, Class I Director
Tim Collins	41	Executive Vice President of Business Development, Class I Director
Heng Chuk	27	Chief Financial Officer & Secretary, Class II Director
Paul A. Galleberg	46	Class III Director, Compensation Committee Chairman
Jeffrey Lawton	31	Class III Director, Audit Committee Chairman

We have a classified Board of Directors with three classes, Class I, Class II, and Class III. Each class of directors is elected for three year terms. The Class I Directors, who are Darrell Dubroc and Tim Collins, have terms that expire in 2007. The Class II Directors, who are W. Bruce Comer III and Heng Chuk, have terms that expire in 2008. The Class III Directors, who are Paul Galleberg and Jeff Lawton, have terms that will expire in 2009.

The holders of our Series A convertible preferred stock collectively have the right to elect one director to the Board, until such time the holders hold less than 15% of our fully-diluted common stock.

Our executive officers are elected by, and serve at the discretion of, our Board of Directors. Set forth below is a brief description of the business experience of all directors and executive officers.

Mr. Comer has served as the Chief Executive Officer and a director of the Company since December 2005, and is the founder and Managing Director of Ocean Park Advisors, LLC, a private equity firm founded in 2004 that invests in middle-market companies and provides advisory services to select investors and corporate clients. He has over 15 years experience in business development, finance and operations both in the United States and throughout Asia. Prior to founding Ocean Park Advisors, he was a Principal at Platinum Equity. From 2000 through 2002, Mr. Comer was the Chief Financial Officer of Pacific Crossing, a subsea cable venture that owned and operated a trans-Pacific fiber optic cable system linking Japan and the United States, and was Vice President of Corporate Finance at Asia Global Crossing. The Pacific Crossing venture consisted of the following entities: PC Landing Corp., a Delaware corporation, Pacific Crossing, Ltd., a Bermuda company, Pacific Crossing UK, Ltd., a United Kingdom company, PCL Japan, Ltd., a Japan company, and SCS Bermuda, Ltd., a Bermuda company. In July 2002, these entities filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Mr. Comer is a director of Casestack, Inc., an outsourced logistics company, and serves on the Board of Trustees of Princeton-in-Asia. He is also a member of the Pacific Council on International Policy and served on its task force on United States-India Relations. Mr. Comer received a Bachelor’s degree cum laude from Princeton University; a Master’s degree with Distinction in International Relations from Johns Hopkins University, and an MBA from the Wharton School.

Mr. Dubroc has served as the President, Chief Operating Officer and a director of the Company since September 2006, and has served as the President and Chief Executive Officer of Vanguard since its inception in 2003. Prior to 2003, Mr. Dubroc had an 18 year tenure at Cleco Corporation, a publicly-listed electric utility company (NYSE: CNL) based in the Gulf Coast region, where he most recently served as an officer and as a Senior Vice President. Mr. Dubroc is a member of the Louisiana Association of Business and Industry, the Louisiana Engineering Society, the Central Louisiana Chamber of Commerce, and is a voting Board Member of the National Biodiesel Board. Mr. Dubroc is a graduate of the Advanced Business Management program at Harvard Business School, and received an advanced degree in Engineering Management from Louisiana State University. He graduated with a B.S. in Mechanical Engineering from the University of Louisiana in Lafayette.

Mr. Collins has served as the Executive Vice President of Business Development and a director of the Company since September 2006, and has served as the Chief Financial Officer, Secretary and Treasurer of Vanguard since its inception in 2003. He has over 15 years experience in finance, strategic planning, and business development. Prior to 2003, Mr. Collins had a 5 year tenure at Cleco Corporation, where he served as Director of Finance and Strategic Planning. Prior to Cleco, Mr. Collins was involved in a number of investment and consulting projects where he advised on operations, finance, accounting, and fundraising. Mr. Collins is a graduate of Louisiana Tech University, where he received a B.S. in Accounting.

Mr. Chuk has served as the Chief Financial Officer and a director of the Company since December 2005, and is a Principal and co-founder of Ocean Park Advisors, LLC, a private equity firm founded in 2004 that invests in middle-market companies and provides advisory services to select investors and corporate clients. In 2003, he was an Associate at Platinum Equity, a private equity firm in Los Angeles. From 2001 to 2003, Mr. Chuk worked in the Corporate Finance group at Asia Global Crossing. Mr. Chuk graduated cum laude from the University of Pennsylvania’s Management & Technology joint-degree program, with a B.S. in Finance from the Wharton School and a B.S. in Electrical Engineering, and received an M.S. in Electrical Engineering from Stanford University.

Mr. Galleberg has served as a director of the Company since March 2006. He has over 20 years experience in business development, law, corporate finance and general management. Since June 2006, Mr. Galleberg has been President of PV Asset Management LLC, a private investment and advisory company. From 2000 to June 2006, Mr. Galleberg had been Senior Vice President, General Counsel and Secretary of Infonet Services Corporation, one of the world’s largest managed data network services providers, which was purchased by BT Group plc in February 2005. Prior to joining Infonet, Mr. Galleberg was a corporate partner with Latham & Watkins, an international law firm, having been associated with the firm since 1986. Mr. Galleberg received a J.D., cum laude , from Harvard Law School and an A.B., with highest distinction, from the University of Michigan

Mr. Lawton has served as a director of the Company since May 2006. He has over 10 years experience in corporate restructurings, corporate development, mergers and acquisitions, business development and investment banking. From 2003 to 2006, Mr. Lawton was Vice President of Restructuring and Investor Relations for Adelphia Communications Corporation. From 2000 to 2003, Mr. Lawton served as Director, Corporate Development/Finance at 360 networks, a telecommunications infrastructure and services provider in the United States and Canada. From 1999 to 2000, Mr. Lawton worked in corporate development at XO Communications, a competitive local telecom provider, and prior to XO Communications, Mr. Lawton was an investment banker in the telecommunications and media group at Merrill Lynch & Co. in New York. Mr. Lawton received an A.B. in economics, cum laude , from Princeton University.

Family Relationships

None.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee whose members are Mr. Galleberg, who is the Chairman, and Mr. Lawton. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees of the Company, subject to ratification by the full Board, and administers the Company’s 2006 Incentive Compensation Plan (the “Plan”). The Compensation Committee took one action by written consent and did not formally meet in fiscal 2006. Compensation matters in fiscal 2006 were otherwise addressed by the full Board.

The Board of Directors re-established its Audit Committee on November 20, 2006 and appointed Mr. Galleberg and Mr. Lawton as members of the Audit Committee (previously, the full Board acted in lieu of a separate Audit Committee). The chairman of the Audit Committee is Jeffrey Lawton. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent certified public accountants, as well as the Company’s accounting principles and its system of internal controls, reports the results of their review to the full Board and to management and recommends to the full Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Audit Committee undertakes these specific duties and other responsibilities listed in the Audit Committee’s charter, and such other duties as the Board may prescribe from time to time. The Audit Committee did not meet during fiscal 2006 after its re-establishment. We have determined that Jeffrey Lawton is a “financial expert” as such term is defined under the rules of the Securities and Exchange Commission.

The Board of Directors established a Nominating Committee on November 20, 2006 and appointed Mr. Comer, Mr. Dubroc and Mr. Galleberg as members of the Nominating Committee. The Nominating Committee did not meet during fiscal 2006 after its establishment.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Diametrics. Officers, directors and greater-than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that the Form 3 Initial Statement of Beneficial Ownership of Securities Statements of Jeffrey Lawton and Paul Galleberg, two of our directors, were filed late.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer and principal financial officer. This code of ethics has been filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 10. Executive Compensation

Compensation of Executive Officers

The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus earned in the last fiscal year ended December 31, 2006 exceeded $100,000 for services rendered:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
W. Bruce Comer III,	2006	$18,333	(1)	—	—	$1,001,119	(3)	—	—	—		$1,019,452
Chief Executive Officer	2005	—		—	—			—	—	—		—
Heng Chuk,	2006	$18,334	(2)	$6,000	—	$480,534	(4)	—	—	—		498,876
Chief Financial Officer	2005	—		—	—			—	—	—		$—
Darrell Dubroc,	2006	$75,452		—	—	—		—	—	$540,598	(6)	$616,050
President and Chief Operating Officer	2005			—	—	—		—	—	—		—
Tim Collins,	2006	$51,769		—	—	—		—	—	$174,378	(7)	$226,147
Executive Vice President of Business Development	2005			—	—	—		—	—	—		—

(1)
Does not include payments made to Ocean Park Advisors, LLC (“OPA”) of which W. Bruce Comer III is a principal. Pursuant to a management services agreement that we entered into with OPA on September 20, 2006, we pay OPA $75,000 per month and OPA professionals and advisors perform general and administrative services for us. Mr. Comer serves as our Chief Executive Officer pursuant to that agreement. He receives no separate compensation for his services. See “Employment and Management Agreements” and “Certain Relationships and Related Transactions.”

(2)
Does not include payments made to OPA pursuant to the agreement described in Note 1 above. Heng Chuk is a principal of OPA, serves as our Chief Financial Officer pursuant to that agreement, and receives no separate compensation for his services. See “Employment and Management Agreements” and “Certain Relationships and Related Transactions.”

(3)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Comer in fiscal 2006. , computed in accordance with Financial Accounting Standards 123R. See Note 13 to the Financial Statements for a discussion of the assumptions we used in making such calculation. Does not include a stock option to purchase 2,069,109 shares of common stock granted to OPA on September, 20, 2006. Mr. Comer is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

(4)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Chuk in fiscal 2006. , computed in accordance with Financial Accounting Standards 123R. See Note 13 to the Financial Statements for a discussion of the assumptions we used in making such calculation. Does not include the stock option granted to OPA on September, 20, 2006 and described in Note 3 above. Mr. Chuk is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

(6)	Represents a bonus of $540,598 paid to Mr. Dubroc upon the completion of the Vanguard Acquisition.

(7)	Represents a bonus of $174,378 paid to Mr. Collins upon the completion of the Vanguard Acquisition.

Employment and Change of Control Agreements

On September 20, 2006, we entered into an employment agreement with Mr. Dubroc as our President and Chief Operating Officer. The employment agreement provides for an initial term of three years, which is automatically renewed for successive one-year terms thereafter on the same terms and conditions unless either party provides the other party with notice that it has elected not to renew the employment agreement. Mr. Dubroc is entitled to receive an annual salary of $250,000, a bonus of $540,598 that was paid upon the closing of the Acquisition, future incentive compensation of up to $1,081,196 based on our achieving certain milestones, and an annual performance bonus to be determined by our Board of Directors.

On September 20, 2006, we entered into an employment agreement with Mr. Collins as our Executive Vice President of Business Development. The employment agreement provides for an initial term of three years, which is automatically renewed for successive one-year terms thereafter on the same terms and conditions unless either party provides the other party with notice that it has elected not to renew the employment agreement. Mr. Collins is entitled to receive an annual salary of $175,000, a bonus of $174,378 that was paid upon the closing of the Acquisition, future incentive compensation of up to $348,756 based on our achieving certain milestones, and an annual performance bonus to be determined by our Board of Directors.

On September 20, 2006, we entered into a management services agreement with Ocean Park Advisors, LLC, pursuant to which certain of OPA’s professionals (including but not limited to Messrs. Comer and Chuk) and consultants will provide general and administrative services to us. Such professionals will be involved in our strategic planning, management of operations, finance and accounting functions, as well as business development. We and OPA have agreed that Mr. Comer and Mr. Chuk shall continue to serve as our Chief Executive Officer and Chief Financial Officer, respectively, and that Ocean Park Advisors shall have the right to appoint two directors to our Board. The management services agreement provides for an initial term of one year. Ocean Park Advisors will be entitled to receive a fee of $75,000 per month, a bonus of $400,000 contingent upon the performance of certain milestones, as well as an issuance of stocks options. See Item 12 “Certain Relationships and Related Transactions, and Director Independence.”

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
W. Bruce Comer III	180,662	—	(1)	—	$0.463	3/15/2007	—	—	—	—
Heng Chuk	86,698	—	(2)	—	$0.463	3/15/2007	—	—	—	—
Darrell Dubroc	—	—		—	—	—	—	—	—	—
Tim Collins	—	—		—	—	—	—	—	—	—

(1)
Does not include a stock option to purchase 2,069,109 shares of common stock granted to OPA on September 20, 2006. Mr. Comer is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein. Such option has an exercise price of $0.7587 per share and expires on December 31, 2008. Such option is fully vested but is not exercisable until January 1, 2008.

(2)
Does not include the stock option granted to OPA on September 20, 2006 and described in Note 1 above. Mr. Chuk is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

Director Compensation

The following table provides certain summary information concerning the compensation paid to our non-executive directors. All compensation paid to our directors who are also executive officers is set forth in the table under “Executive Compensation.”

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan	Nonqualified Deferred	All Other Compensation ($)	Total ($)
Paul A. Galleberg	$6,944	(1)	—	$473,619	(2)	—	—	—	480,563
Jeffrey Lawton	$6,944	(3)	—	$473,619	(4)	—	—	—	480,563

(1)
Represents (i) fees of $2,500 paid for Board services for the period January 1, 2006 to September 20, 2006, and (ii) fees of $4,000 paid for Board services for the period September 21, 2006 to December 31, 2006.

(2)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Galleberg in fiscal 2006, as calculated pursuant to Financial Accounting Standards 123R. See Note 13 to the Financial Statements for a discussion of the assumptions we used in making such calculation. As of December 31, 2006, Mr. Galleberg owns stock options to purchase an aggregate of 384,604 shares of common stock.

(3)
Represents (i) fees of $2,500 paid for Board services for the period January 1, 2006 to September 20, 2006, and (ii) fees of $4,000 paid for Board services for the period September 21, 2006 to December 31, 2006.

(4)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Lawton in fiscal 2006, as calculated pursuant to Financial Accounting Standards 123R. See Note 13 to the Financial Statements for a discussion of the assumptions we used in making such calculation. As of December 31, 2006, Mr. Lawton owns stock options to purchase an aggregate of 384,604 shares of common stock

We recently adopted a plan pursuant to which each of our independent directors is entitled to receive compensation of $16,000 per year and a one-time grant of options to purchase an aggregate of 0.5% of the fully- diluted common stock (equal to 348,480 common shares as of the date of the closing of the Acquisition), in consideration for their services as directors, which will have an exercise price equal to the fair market value per share and vest quarterly over the period of one year. Two of our directors, Paul Galleberg and Jeffrey Lawton, received such compensation and were issued such options with an exercise price of $0.7587. During 2005, no director received any compensation for serving on our Board.

On August 11, 2006, we granted W. Bruce Comer III, our Chief Executive Officer, and Heng Chuk, our Chief Financial Officer and Secretary options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Our two independent directors, Paul Galleberg and Jeffrey Lawton, were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director). All stock options issued to the above individuals were originally set to expire on March 15, 2007; on March 14, 2007, we extended the expiration terms to December 31, 2007. The options were not exercisable until approval by our stockholders. On November 28, 2006, the stockholders approved the stock options at a special meeting of stockholders.

On March 14, 2007, we entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, one of our directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performs management and consulting services for us. The term of the agreement extends through August 3, 2007. Under the agreement, Mr. Galleberg’s company receives a base fee of $10,000 per month and may receive a bonus up to $75,000 upon the achievement of specified goals. Mr. Galleberg will also receive option grants under the terms of the agreement. See Item 12 “Certain Relationships and Related Transactions, and Director Independence”.

Limitation of Liability and Indemnification of Executive Officers

As permitted by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

The limitations of liability do not affect the availability of equitable remedies such as injunctive relief or rescission. If Delaware law is amended to authorize the further elimination or limiting of the liability of a director, then the liability of our directors will be eliminated or limited to the furthest extent permitted by Delaware law as so amended.

Our Certificate of Incorporation allows us to indemnify our officers, directors and other agents to the full extent permitted by Delaware law. Additionally, we purchase insurance on behalf of our executive officers and directors to cover any liabilities arising out of his or her actions in such capacity, regardless of whether Delaware law would permit indemnification, and to provide indemnification in circumstances in which indemnification is otherwise discretionary under Delaware law.

 Our Bylaws specify circumstances in which indemnification for our directors and executive officers is mandatory and when we may be required to advance expenses before final disposition of any litigation. At present, there is no pending litigation.

On August 4, 2006, we entered into indemnification agreements with Heng Chuk, Bruce Comer, Paul Galleberg and Jeff Lawton, who were our directors as of such date (each an “Indemnitee”). These indemnification agreements were ratified by our stockholders at a special meeting of shareholders on November 28, 2006. On March 20, 2007, we entered into indemnification agreements with Maili Bergman and Jason Huang, who are our employees as of such date. The indemnification agreements generally require us to indemnify and hold an Indemnitee harmless to the greatest extent permitted by law for liabilities arising out of the Indemnitee’s service to us as an employee, officer or director, except to the extent that such liabilities are attributable to dishonest or fraudulent conduct, to personal gains to which Indemnitee is not entitled, or for which payments by us are not permissible under applicable law. The indemnification agreements also provide for the advancement of defense expenses by us. The foregoing summary is qualified by reference to the terms and provisions of the indemnification agreements.

Insofar as indemnification by us for liabilities arising under the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of by: (i) each person who is known by us to beneficially own more than 5% of the Common Stock, (ii) each of our directors, (iii) each of the our executive officers and (iv) all of our directors and executive officers as a group:

The following table sets forth information with respect to the following: (i) each person who beneficially owns more than five percent of our voting securities, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group. Percentages are based on 18,384,555 shares of our common stock outstanding as of April 6, 2007.

	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
(2)	M.A.G. Capital, LLC	23,784,658	57.6%
(3)	Mercator Momentum Fund	2,525,082	12.1%
(4)	Mercator Momentum Fund III	4,586,398	20.0%
(5)	Monarch Pointe Fund Ltd.	15,251,394	46.5%
(6)	Ocean Park Advisors, LLC	7,213,606	35.3%
(7)	Asset Managers International Limited	8,723,376	33.2%
(8)	St. Cloud Capital Partners	3,031,286	14.2%
(9)	Erasmus Louisiana Growth Fund	2,635,901	12.5%
(10)	Pentagon Dollar Satellite Fund	2,635,901	12.5%
(11)	Dave Callaham	2,530,465	12.1%
(12)	W. Bruce Comer III	7,394,228	35.8%
(13)	Heng Chuk	7,300,304	35.5%
(14)	Darrell Dubroc	6,978,630	38.0%
(15)	Tim Collins	4,131,370	22.5%
(16)	Paul A. Galleberg	384,604	2.0%
(17)	Jeffrey Lawton	384,604	2.0%
(18)	All directors and executive officers as a group	19,360,134	90.1%

(1)
The percentage calculations are based on 18,384,555 shares of common stock that were outstanding as of April 6, 2007 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 6, 2007 (including shares issuable upon the conversion of our Series A and B Convertible Preferred Stock) are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)
Consists of 7,884 shares of common stock, 1,413,900 shares of common stock that may be acquired upon the conversion of outstanding Series B Convertible Preferred Stock, as well as the securities held by Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., or Mercator Focus Fund, LP. David Firestone, as managing member of M.A.G. Capital, LLC, has voting and investment control over the shares owned by M.A.G. Capital, LLC and the foregoing Funds described in this table. See Notes 3, 4, and 5. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(3)
Consists of 20,342 shares of common stock, 268,600 shares of common stock that may be acquired upon the conversion of outstanding Series B Convertible Preferred Stock, 1,528,822 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 707,318 shares of common stock that may be acquired upon the exercise of warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(4)
Consists of 20,535 shares of common stock, 247,800 shares of common stock that may be acquired upon the conversion of outstanding Series B Convertible Preferred Stock, 2,952,209 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 1,365,854 shares of common stock that may be acquired upon the exercise of warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(5)
Consists of 847,647 shares of common stock, 408,600 shares of common stock that may be acquired upon the conversion of outstanding Series B Convertible Preferred Stock, 9,568,319 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 4,426,829 shares of common stock that may be acquired upon the exercise of warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(6)
Consists of 5,144,497 shares of common stock and options to purchase 2,069,109 shares. W. Bruce Comer III, as managing partner of Ocean Park Advisors LLC, has voting and investment control over the shares owned by it.

(7)
Consists of 815,675 shares of common stock and 7,907,702 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Lewis Chester, as managing member of Asset Managers International Limited, has voting and investment control over the shares owned by it.

(8)
Consists of 3,301,286 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Marshall Geller, as managing partner of St. Cloud Capital Partners, has voting and investment control over the shares owned by it.

(9)
Consists of 2,635,901 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Matthew O’Reilly, the managing partner of Erasmus Louisiana Growth Fund L.P., has voting and investment control over the shares owned by it.

(10)
Consists of 2,635,901 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Lewis Chester, as managing member of Pentagon Dollar Satellite Fund, Ltd., has voting and investment control over the shares owned by it.

(11)	Consists of 2,530,465 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock.

(12)
Includes shares underlying options to purchase 180,622 shares. Additionally, Mr. Comer is a principal of Ocean Park Advisors, LLC, and as such, may be deemed the beneficial owner of the securities held by Ocean Park Advisors, LLC. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(13)
Includes shares underlying options to purchase 86,698 shares. Additionally, Mr. Chuk is a principal of Ocean Park Advisors, LLC, and as such, may be deemed the beneficial owner of the securities held by Ocean Park Advisors, LLC. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(14)	Consists of 6,978,630 shares of common stock.

(15)	Consists of 4,131,370 shares of common stock.

(16)	Consists of options to purchase 384,604 common shares.

(17)	Consists of options to purchase 384,604 common shares.

(18)
Includes shares beneficially owned by Darrell Dubroc, Tim Collins, Bruce Comer, Heng Chuk, Paul Galleberg and Jeff Lawton, and including with respect to Messrs. Comer and Chuk, shares beneficially owned by Ocean Park Advisors. Messrs. Comer and Chuk disclaim beneficial ownership of the shares beneficially owned by Ocean Park Advisors except to the extent of their respective pecuniary interests therein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 6, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,127,312	$0.7233	3,465,443
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	3,127,312	$0.7233	3,465,443

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of our subordinated convertible debt, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to Ocean Park Advisors, LLC (“OPA”) and M.A.G. Capital, LLC (“MAG”), a current shareholder of our predecessor, for a nominal amount of cash. In connection with the closing of this transaction, our Board of Directors and Chief Financial Officer at that time resigned and W. Bruce Comer III and Heng Chuk, principals of OPA, became members of the Board. Additionally, Messrs. Comer and Chuk became our Chief Executive Officer and the Chief Financial Officer and Secretary, respectively.

On December 6, 2005, we concluded the exchange of certain securities (the “Exchange Offering”). MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, our 2007 Senior Secured Convertible Notes, our Senior Secured Convertible Notes issued May 2, 2005, and our Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued. W. Bruce Comer and Heng Chuk, two of our executive officers and principals of OPA, may have been deemed to have beneficially owned such Series I preferred stock, although they each disclaimed any such beneficial ownership except to the extent of their pecuniary interest therein. Additionally, OPA received a fee of $75,000 as compensation for its services in structuring the transactions related to the Exchange Offering.

On December 6, 2005, Monarch Pointe Fund, Ltd., a fund affiliated with MAG, and Asset Managers International Limited, each entered into an agreement to loan us up to $375,000 (for an aggregate of up to $750,000), in the form of Convertible Secured Promissory Notes, to use for (i) the payment of certain expenses, including the payment of $75,000 to OPA as compensation for its services in structuring the transactions mentioned above, (ii) to settle with certain creditors, and (iii) to develop and pursue strategic alternatives. On the same date, we made an initial draw of $450,000 under the Convertible Secured Promissory Notes. The remaining $300,000 was drawn upon in January 2006.

On September 20, 2006, we entered into a management services agreement with OPA. The management services agreement provides for an initial term of one year, after which time it may be terminated by either party upon thirty days’ notice. Pursuant to the terms of the services agreement, the Company and OPA have agreed that Mr. Comer and Mr. Chuk shall continue to serve as our Chief Executive Officer and Chief Financial Officer, respectively, and that OPA shall have the right to appoint two directors to our Board. Other of OPA’s professionals and consultants may also perform general and administrative functions for the Company. See “Employment and Management Agreements”. In consideration of the services provided by OPA to the Company, we will pay OPA a monthly fee of $75,000 and a bonus of $400,000 contingent upon the performance of certain milestones. In addition, we granted stock options to Ocean Park Advisors, LLC to purchase 2,069,109 shares of common stock (approximately 3% of the common shares outstanding on a fully-diluted basis), at an exercise price of $0.76 per share. The stock options vest fully at the later of 1) the date the quoted closing price for the Company’s common stock reaches $1.33 per share or higher, and 2) the date the 2006 Incentive Compensation Plan and the requisite increase in the Company’s authorized capital stock are approved by shareholders. On November 28, 2006, the stockholders at a special meeting of shareholders approved our 2006 Plan and the Reincorporation resulting in the requisite increase in authorized capital stock, and the OPA options became fully-vested on such date. The OPA options were originally granted with an expected life of five years; on December 26, 2006, they were amended and restated to provide that they will only be exercisable after January 1, 2008 and on or before December 31, 2008 (an expected life of 2.3 years from the date of grant), with provisions for acceleration in the event of a change in control of the Company.

On September 20, 2006, we entered into an agreement with OPA, pursuant to which OPA agreed to convert its Series I Convertible Preferred Stock into common stock and to waive the anti-dilution rights associated with the Series I Convertible Preferred Stock. In consideration of converting such Series I Convertible Preferred Stock and waiving such anti-dilution rights, we issued warrants to OPA to purchase approximately 4.8 million shares of common stock at $0.76 per share. The OPA warrants would vest upon the later of (i) the date the Reincorporation becomes effective, or (ii) the date that the price of the Company’s stock closes at higher than $0.76 per share for 50% of such warrants, and higher than $1.14 per share for the other 50% of such warrants. The two vesting conditions were satisfied and the OPA warrants were fully vested. On January 25, 2007, OPA elected to cashless exercise the warrants in full pursuant to the terms therein, in exchange for the issuance of an aggregate of 3,765,097 shares of our common stock.

On September 20, 2006, Asset Managers International Limited and Monarch Pointe Fund, Ltd. each received 815,675 shares of common stock upon the conversion of their Convertible Secured Promissory Notes dated December 6, 2005 in accordance with the terms of such promissory notes. In connection with the Acquisition, we issued to certain funds managed by M.A.G. Capital, LLC (“MAG”) 80,733 shares of common stock upon the cashless exercise of warrants to acquire 417,119 of our common shares held by such funds, based on the closing price of our common stock on September 19, 2006.

On September 20, 2006, in consideration for the assignment to the Company of certain rights to acquire Vanguard, we issued to MAG warrants (the “MAG Warrants”) to purchase 6,500,000 shares of common stock (approximately 10% of the common shares on a fully-diluted basis) upon closing of the Acquisition. Half of the MAG Warrants have an exercise price of $1.1381 per share, and the other half have an exercise price of $1.3278 per share. MAG also received a cash fee of $435,000 to cover certain due diligence and legal expenses it incurred in connection with the Acquisition.

We and certain of our stockholders entered into voting agreements, each dated as of September 20, 2006. The stockholders who entered into the voting agreements collectively beneficially owned securities with the voting power equivalent to that of 52 million common shares (or approximately 99% of the voting power of our capital stock) at that time, and agreed to vote their shares in favor of approving the Reincorporation and approving our 2006 Incentive Compensation Plan and the Amendment to the Company’s 2006 Incentive Compensation Plan at our special meeting of shareholders held on November 28, 2006. Such proposals were approved by stockholders at the special meeting of shareholders on that date.

In connection with the sale of our Series J Convertible Preferred Stock, we entered into a Registration Rights Agreement, dated as of September 20, 2006, with certain related parties (including Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., M.A.G. Capital, LLC and Ocean Park Advisors, LLC). In addition, we previously granted registration rights to the holders of our Series H and Series I Convertible Preferred Stock.

On March 14, 2007, we entered into a services agreement with PV Asset Management LLC (“PVAM”), a company controlled by Paul Galleberg, one of our directors. Pursuant to the agreement, which was effective as of February 5, 2007, PVAM will cause Mr. Galleberg to perform management and consulting services as are reasonably requested by our CEO. The term of the agreement will extend through August 3, 2007, and may be extended an additional 60 days by us. We will pay PVAM a monthly base fee of $10,000 (which will be increased to $16,700 in the event the term of the agreement is extended), and PVAM may earn a bonus of up to $75,000 upon the achievement of certain goals specified in the agreement. Mr. Galleberg will also be entitled to stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007, for 91,666 shares of common stock, provided that no such options will be granted until the eleventh day after the effectiveness of a registration statement filed by us under the Securities Act of 1933 after February 5, 2007. The options will be fully vested on the date of grant, will have a term of five years, and will have an exercise price equal to the fair market value of our common stock on the grant date.

Director Independence

As of the date of this report, the only member of our Board and our Board Committees who is “independent” is Jeffrey Lawton. In making that determination, we used the definitions of independence of Nasdaq, even though such definitions do not currently apply to us because we are not listed on Nasdaq.

Paul Galleberg, who is a member of our Board and our Audit, Compensation and Nominating Committees is not independent under relevant Nasdaq definitions.

Item 13. Exhibits

Exhibit Number	Description
2.1	Contribution Agreement among Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated, 2006 (2)

4.2	Certificate of Designations of Series B Convertible Preferred Stock of the Company, dated, 2006 (2)

4.3
Registration Rights Agreement for the Series J Convertible Preferred Stock, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Ocean Park Advisors, LLC and certain Accredited Investors (1)

4.4	Voting Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and certain of its stockholders (1)

10.1	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1) *

10.2	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1)

10.3	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1) *

10.4	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1)

10.5	Member Cross Receipt and Release, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

10.6	Services Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *

10.7
Series J Convertible Preferred Stock Subscription Agreement, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and certain Accredited Investors (1)

10.8	Form of Indemnification Agreement (3)

10.9	Diametrics Medical, Inc. 2006 Incentive Compensation Plan (3) *

10.10	First Amendment to the Diametrics Medical, Inc. 2006 Incentive Compensation Plan (1) *

10.11	Form of Stock Option Agreement under 2006 Incentive Compensation Plan (3) *

10.11.1	Form of Amendment to Stock Option Agreement under 2006 Incentive Compensation Plan (5) *

10.12	Escrow Agreement, dated September 20, 2006, by and among Diametrics Medical, Inc., the members of Vanguard Synfuels, L.L.C. and JPMorgan Chase Bank, N.A. (1)

10.13	Closing Statement, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

10.14	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Asset Managers International Limited (1)

10.15	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors (1)

10.16	Warrant 1 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.17	Warrant 2 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.18	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *

10.19	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Paul Galleberg (1) *

10.20	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Jeff Lawton (1) *

10.21	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Funds (1)

10.22	Subscription Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Capital, LLC, regarding warrants to purchase Series J Preferred Stock (1)

10.23	Warrant 1 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.24	Warrant 2 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.25	Letter Agreement, dated September 19, 2006, by and among Diametrics Medical, Inc., Vanguard Synfuels, L.L.C. and First South Farm Credit, ACA (1)

10.26	Agreement and Plan of Merger between Diametrics Medical, Inc. and Biodiesel Development Corporation (4)

10.27	Loan Agreement with First South Farm Credit ACA ✓

10.27.1	First Amendment to Loan Agreement with First South Farm Credit ACA ✓

10.27.1	Waiver of Non Compliance with Covenants ✓

10.27.2	Letter Agreement between First South Farm Credit ACA and Vanguard SynFuels, LLC and Allegro Biodiesel Corporation dated April 2, 2007 ✓

10.28	Services Agreement and dated as of February 5, 2007, between Allegro Biodiesel Corporation and PV Asset Management LLC (5)

10.28.1	Letter Agreement with Paul Galleberg dated March 14, 2007 (5)

14.	Code of Business Conduct and Ethics for Directors, Officers and Employees (6)

21.1	List of our subsidiaries (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

✓	Filed herewith.

*	Management contract or executive compensation plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 8-K dated September 26, 2006.

(2)	Incorporated by reference to the Company’s Form 8-K dated November 28, 2006.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 18, 2006.

(5)	Incorporated by reference to the Company’s Form 8-K dated March 14, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(7)	Incorporated by reference to the Company’s Form S-B2 Registration Statement filed with the SEC on December 13, 2006.

Item 14. Principal Accounting Fees and Services

The Board of Directors appointed McKennon, Wilson & Morgan, LLP as independent registered public accountants for the Company for the fiscal year ending December 31, 2006. McKennon, Wilson & Morgan, LLP has served as our independent registered public accountants since December, 2005 and has no relationship with us other than that arising from its engagement as independent registered public accountants.

Independent Registered Public Accountants’ Fees

The following table summarizes the aggregate fees for services performed by the independent registered public accountants engaged by the Company.

Fee Category	2006 Fees	2005 Fees
Audit Fees (a)	$94,000	$77,000
Audit-Related Fees (b)	80,000	38,400
Tax Compliance Fees(c)	7,000	9,600
All Other Fees	0	0
Total	$181,000	$125,000

(a)
Includes audit fees of $15,000 billed or to be billed to us by McKennon, Wilson & Morgan LLP for review and audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.

(b)
Includes audit and related fees incurred in connection with the audits of the financial statements of Vanguard Synfuels LLC for the years ended December 31, 2005 and 2004 and the reviews of the six months ended June 30, 2006 and 2005.

(c)	Fees for all tax-related services rendered to the Company.

Audit Committee Pre-Approval Policy

There are currently two members of the Audit Committee. The Committee adopted a Charter with the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

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

From and after the effective date of the Securities and Exchange Commission Rule requiring pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has pre-approved all audit and permissible non-audit services by McKennon, Wilson & Morgan LLP.

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

ALLEGRO BIODIESEL CORPORATION.

By:	/s/ W. BRUCE COMER III
W. Bruce Comer III Chief Executive Officer (Principal Executive Officer)
Date: April 6, 2007

By:	/s/ HENG CHUK
Heng Chuk Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. BRUCE COMER III W. Bruce Comer III	Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2007

/S/ HENG CHUK Heng Chuk	Chief Financial Officer and Director (Principal Financing and Accounting Officer)	April 6, 2007

/S/ DARRELL DUBROC Darrell Dubroc	Director	April 6, 2007

/S/ TIM COLLINS Tim Collins	Director	April 6, 2007

/S/ PAUL A. GALLEBERG Paul A. Galleberg	Director	April 6, 2007

/S/ JEFFREY LAWTON Jeffrey Lawton	Director	April 6, 2007

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution Agreement among Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Bylaws of the Company (2)

4.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated, 2006 (2)

4.2	Certificate of Designations of Series B Convertible Preferred Stock of the Company, dated, 2006 (2)

4.3
Registration Rights Agreement for the Series J Convertible Preferred Stock, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Ocean Park Advisors, LLC and certain Accredited Investors (1)

4.4	Voting Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and certain of its stockholders (1)

10.1	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1) *

10.2	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1)

10.3	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1) *

10.4	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1)

10.5	Member Cross Receipt and Release, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

10.6	Services Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *

10.7
Series J Convertible Preferred Stock Subscription Agreement, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and certain Accredited Investors (1)

10.8	Form of Indemnification Agreement (3)

10.9	Diametrics Medical, Inc. 2006 Incentive Compensation Plan (3) *

10.10	First Amendment to the Diametrics Medical, Inc. 2006 Incentive Compensation Plan (1) *

10.11	Form of Stock Option Agreement under 2006 Incentive Compensation Plan (3) *

10.11.1	Form of Amendment to Stock Option Agreement under 2006 Incentive Compensation Plan (5) *

10.12	Escrow Agreement, dated September 20, 2006, by and among Diametrics Medical, Inc., the members of Vanguard Synfuels, L.L.C. and JPMorgan Chase Bank, N.A. (1)

10.13	Closing Statement, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

10.14	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Asset Managers International Limited (1)

10.15	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors (1)

10.16	Warrant 1 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.17	Warrant 2 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.18	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *

10.19	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Paul Galleberg (1) *

10.20	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Jeff Lawton (1) *

10.21	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Funds (1)

10.22	Subscription Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Capital, LLC, regarding warrants to purchase Series J Preferred Stock (1)

10.23	Warrant 1 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.24	Warrant 2 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.25	Letter Agreement, dated September 19, 2006, by and among Diametrics Medical, Inc., Vanguard Synfuels, L.L.C. and First South Farm Credit, ACA (1)

10.26	Agreement and Plan of Merger between Diametrics Medical, Inc. and Biodiesel Development Corporation (4)

10.27	Loan Agreement with First South Farm Credit ACA ✓

10.27.1	First Amendment to Loan Agreement with First South Farm Credit ACA ✓

10.27.1	Waiver of Non Compliance with Covenants ✓

10.27.2	Letter Agreement between First South Farm Credit ACA and Vanguard SynFuels, LLC and Allegro Biodiesel Corporation dated April 2, 2007 ✓

10.28	Services Agreement and dated as of February 5, 2007, between Allegro-Biodiesel Corporation and PV Asset Management LLC (5)

10.28.1	Letter Agreement with Paul Galleberg dated March 14, 2007 (5)

14.	Code of Business Conduct and Ethics for Directors, Officers and Employees (6)

21.1	List of our subsidiaries (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

✓	Filed herewith.

*	Management contract or executive compensation plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 8-K dated September 26, 2006.

(2)	Incorporated by reference to the Company’s Form 8-K dated November 28, 2006.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 18, 2006.

(5)	Incorporated by reference to the Company’s Form 8-K dated March 14, 2007

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

(7)	Incorporated by reference to the Company’s Form S-B2 Registration Statement filed with the SEC on December 13, 2006.