Form 10QSB
period 2007-03-31
ALLEGRO BIODIESEL CORP
filed 2007-05-11
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-QSB
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

________________

Commission file number 0-21982

Allegro Biodiesel Corporation
Incorporated pursuant to the Laws of Delaware
________________

Internal Revenue Service — Employer Identification No. 20-5748331

6033 West Century Boulevard, Suite 1090, Los Angeles, California 90045
(310) 670-2093
________________

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

As of May 10, 2007, 18,384,555 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format. Yes ☐  No  ☑

Allegro Biodiesel Corporation

		Page
Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	15

Part II — OTHER INFORMATION
Item 6.	Exhibits	15
Signatures		16

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORP.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

Assets
Current assets:
Cash and cash equivalents	$3,778,383
Accounts receivable, net	471,049
Inventory	312,822
Other current assets	388,375
Total current assets	4,950,629

Property and equipment, net	4,840,267
Intangible assets, net	4,074,300
Goodwill	19,978,894
Other	25,896
Deferred income taxes	362,560
Total assets	$34,232,546

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$150,000
Accounts payable	531,028
Accrued expenses	1,802,341
Deferred income taxes	362,560
Total current liabilities	2,845,929
Notes payable and line of credit	2,867,379
Total liabilities	5,713,308

Shareholders’ Equity:
Convertible preferred stock, $1.00 par value: 50,000,000 shares authorized Issued and outstanding shares - 28,527,224
Common stock, $0.01 par value: 150,000,000 shares authorized Issued and outstanding shares - 18,384,555
Additional paid−in capital	312,829,812
Accumulated deficit	(284,806,644)
Total shareholders’ equity	28,519,238
Total liabilities & shareholders' equity	$34,232,546

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Sales, including excise taxes of $613,185	$1,843,174	$-
Cost of sales, including excise taxes of $79,534	2,084,981	-
Gross profit (loss)	(241,807)	-

Operating expenses:
Selling, general and administrative	2,075,513	40,887
Amortization of intangible assets	226,350	-
Total operating expenses	2,301,863	40,887
Operating income (loss)	(2,543,670)	(40,887)

Interest expense	(86,614)	(82,106)
Interest income	38,836	1,019
Registration rights	(237,500)	-
Other income, net	-	11,067
Loss before income taxes	(2,828,948)	(110,907)

Income tax benefit (provision)	-	-
Net loss	(2,828,948)	(110,907)
Beneficial conversion feature on preferred stock	-	-
Deemed dividend on preferred stock	(570,000)	-
Loss available to common shareholders	$(3,398,948)	$(110,907)

Net loss per share, basic and diluted	$(0.19)	$(0.31)
Weighted average number of common shares under in per share calculations	18,343,182	354,177

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,828,948)	$(110,907)
Adjustments to reconcile net loss to net cash
Gain on settlement of creditor obligations	-	(11,068)
Depreciation and amortization	305,586	-
Stock-based compensation	1,031,008	-
Accretion of convertible notes payable	-	63,818
Changes in operating assets and liabilities:
Accounts receivable	43,682	-
Inventory	344,423	-
Prepaid expenses and other assets	(187,965)	16,588
Accounts payable	(159,512)	(468,984)
Other accrued expenses	(15,712)	18,600
Net cash used in operating activities	(1,467,438)	(491,953)

Cash flows from investing activities:
Capital expenditures	(182,470)	-
Net cash used in investing activities	(182,470)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	300,000
Principal payments on notes payable	(150,000)	-
Net cash provided by (used in) financing activities	(150,000)	300,000

Net increase (decrease) in cash and cash equivalents	(1,799,908)	(191,953)
Cash and cash equivalents at beginning of period	5,578,291	380,827
Cash and cash equivalents at end of period	$3,778,383	$188,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,637	$-
Cash paid during the period for income taxes	$300	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

1.	Business

Allegro Biodiesel Corporation (“Allegro” or the “Company”) owns an operating biodiesel production facility that uses renewable agricultural-based feedstock to produce biodiesel fuel, which is sold in both blended and unblended form with petroleum diesel. The product is sold primarily to regional wholesale bulk fuel distributors and to the local Louisiana market.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro Biodiesel Corporation are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Company's Form 10-KSB, have been omitted. The results of operations for the three months ended March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Accounting for Stock Options issued to Consultants
The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement
The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. Beginning on April 13, 2007, the Company began incurring penalties under the registration rights agreement it entered into in September 20, 2006. As of March 31, 2007, the Company accrued $237,500 for estimated penalties associated with the non-registration of the underlying shares. (see Note 6).

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of March 31:

	2007	2006
Common stock options	3,127,312	—
Common stock warrants	6,814,946	722,941
Convertible debt	—	1,613,400
Convertible preferred stock - Series A	37,561,583	—
Convertible preferred stock - Series B	2,722,400	2,785,400
Convertible preferred stock - Series I	—	1,379,400

Total	50,226,241	6,501,141

3.	Inventories

Inventories consist of the following at March 31, 2007:

Raw materials	$187,535
Finished goods	125,287

$312,822

4.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2007:

Dividends on Series A convertible preferred stock	$1,216,025
Registration rights liability	237,500
Other	348,816
$1,802,341

5.	Line of Credit and Notes Payable

The Company is party to a credit agreement with First South Farm Credit, ACA. On February 20, 2007, the Company received a waiver of its non-compliance of certain covenants under such agreement as of January 1, 2007 with an acknowledgement that the Company was no longer in default of the credit agreement as of such date. On April 2, 2007, the Company received from First South a binding letter of approval by its loan committee of certain amendments to the credit agreement. The amendments include a 2-year renewal of the line of credit so that the outstanding principal balance is now due July 1, 2009, and requires the Company to achieve and maintain thereafter certain financial and non-financial covenants based on Vanguard's working capital and net assets position, including achieving a minimum working capital of $500,000 and maintaining an excess of total assets over total liabilities of not less than $1,500,000 by December 31, 2006, and the maintenance of a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2008.

The amount outstanding under the line of credit at March 31, 2007 was $1,667,378 and has been classified as long-term debt in the accompanying consolidated financial statements. As of March 31, 2007, the amount available was $332,622.
The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each. The amount outstanding under the term loan at March 31, 2007 was $1,350,000.

6.	Preferred Stock

Registration Rights Agreement
In connection with the issuance of the Series A convertible preferred stock on September 20, 2006, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the Common Stock underlying the Series A preferred stock under the Securities Act. The Company filed that registration statement on December 13, 2006 and was required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by April 12, 2007. Since that registration statement has not yet been declared effective, the Company is required to pay the holders of the Series A preferred stock an amount equal to $6,250 for each day subsequent to April 13, 2007 that the registration statement is not effective; provided, however, that the obligation of the Company to pay such amount shall cease on September 20, 2008. Based on the current status of the Company’s discussions with the SEC concerning the registration statement, management believes additional time is necessary before the registration statement may be declared effective, and has estimated the registration rights liability to be approximately $237,500. The Company intends to satisfy this obligation through the payment of cash, stock or a combination thereof.

7.	Common Stock

Exercise of Common Stock Warrants
On January 25, 2007, Ocean Park Advisors elected to exercise 4,827,921 of warrants previously granted via a cashless exercise which provided for the issuance of 3,765,097 shares of the Company’s common stock.

Stock Options
On March 14, 2007, the Company amended the expiration date of 361,243 stock options granted on August 11, 2006, from March 15, 2007 to December 31, 2007. The Company accounted for this amendment in accordance with FAS 123(R) and recorded a charge to the statement of operations for the modification of $41,618 during the three months ended March 31, 2007.

On March 14, 2007, the Company entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performs management and consulting services for the Company. The term of the agreement extends through August 3, 2007. Mr. Galleberg is entitled to stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock, provided that no such options will be granted until the eleventh day after the effectiveness of a registration statement filed by the Company under the Securities Act of 1933 after February 5, 2007. The options will be fully vested on the date of grant, will have a term of five years, and an exercise price equal to the fair market value of our common stock on the grant date. As of March 31, 2007, the Company’s registration statement had not been declared effective and the stock options had not been granted. As of March 31, 2007, the Company estimated the fair value for the 91,666 stock options to be approximately $538,391 and recorded stock compensation expense for the three months ended March 31, 2007 totaling $501,260. The Company may be required to record an adjustment to stock compensation expense equal to the fair value of the underlying options when they are granted which is when the exercise price will be readily determinable. The estimated value of the stock options was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$6.00
Expected life (in years)	5.0
Risk-free interest rate	4.54%
Expected volatility	214.6%
Dividend yield	0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of Allegro Biodiesel Corporation for the three months ended March 31, 2007 contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as those listed in our registration statement on Form SB-2, file number 333-139299, filed with the Securities and Exchange Commission, and any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report and our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Our Business

We are a producer of biodiesel fuel, and own and operate a biodiesel production facility at a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility has a current estimated production capacity of 12 million gallons of biodiesel per year. The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. We are the first, and currently only, operational producer of biodiesel in the state of Louisiana.

Our primary source of revenue is the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification, and sell fuel to wholesalers and local retail users who purchase pure biodiesel (known as B100) or blended fuel such as B20 (which is a blend of 20 percent biodiesel, and 80 percent petrodiesel).

Trends and Factors Affecting Our Business

Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels. The wholesale price of petroleum diesel historically has been highly volatile in both the short and long-term. For example, during 2006, petroleum based diesel prices in the Gulf Coast have ranged from a low of approximately $1.65 to a high of approximately $2.45. During the first quarter of 2007, the average price per gallon in the Gulf Coast region of the United States ranged between $1.55 and $2.00, respectively. The decline in diesel prices since the summer of 2006 has led to a similar decline in the price of biodiesel over that period, which in turn affected our sales.

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. Soybean oil is the primary ingredient used in the production of our biodiesel fuel and is our single largest expense. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. The price for soybean oil has been steadily increasing since the beginning of 2006, and increased to approximately $2.35 per gallon as of March 31, 2007, as compared to approximately $1.70 per gallon at the beginning of 2006. This increase in soybean oil prices has had a significant, negative effect on our profit margins. In addition, we have experienced price fluctuations in other inputs such as sodium methylate and methanol.

In an effort to hedge our commodity price risks, we have entered into purchase contracts with certain suppliers of soybean oil for deliveries through the month of June. As our production and demand changes, these contracts may or may not meet our biodiesel production requirements through this period.

Strategy

We are pursuing measures to decrease the cost of feedstock and improving our operating efficiency. In the fourth quarter of 2006, we ordered a methanol distillation system with the goal of reducing our methanol usage needs in the production of biodiesel. The methanol system has been substantially paid for, and is scheduled for installation and operation in May 2007. In April 2007, we began to introduce crude soybean oil feedstock in our biodiesel production process, which to-date has used refined soybean oil (a more expensive commodity) as the primary feedstock. We are currently pursuing proposals on additional equipment systems that will allow a higher proportionate usage of crude soybean oil feedstock, with the purpose of enabling greater feedstock cost savings thereby. In addition, we are pursuing other, lower-cost modes of transport (such as freight by river barge, instead of rail or truck transport) for inbound supplies as well as outbound finished product.

We also plan to increase our production and sales of biodiesel to utilize the capacity of the Pollock Facility. In the future, we may increase our annual current production capacity from 12 million gallons to 20 million gallons. Furthermore, we may seek to acquire or participate in projects relating to the marketing and distribution of biodiesel and diesel fuels, as well as in projects relating to the production of feedstock or other chemical inputs to the biodiesel process.

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

Accounting for Non-Employee Stock-Based Compensation
We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement
We account for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the penalties when it becomes probable that they will be incurred and amounts are reasonably estimable. Beginning on April 13, 2007, we began incurring penalties under the registration rights agreement we entered into on September 20, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for us beginning January 1, 2007. The adoption of FIN 48 did not have an impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 159 will have on our results of operations or financial position.

Results of Operation

Immediately prior to the acquisition of Vanguard Synfuels, LLC on September 20, 2006 (the “Acquisition”), we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. We were previously involved with the development, production and distribution of medical devices since our inception; all such operations were discontinued during 2005. Therefore, a comparison of our financial results for the three month period ended March 31, 2007 (as a producer of biodiesel fuel) to the same period in fiscal 2006 is not meaningful. Accordingly, only the results of the post-Acquisition company will be discussed, unless we have determined certain pre-Acquisition information may be useful. In order to provide comparable information to our operating results for the three month period ending March 31, 2007, we have provided below information for the three month period ending December 31, 2006, our first full three month period of operating results subsequent to the Acquisition.

Sales
During the first quarter of 2007, as compared to the fourth quarter of 2006, our sales increased $166,529. The primary factors contributing to the increase included greater production and increased demand. During the first quarter of 2007, we increased the number of gallons of biodiesel fuel shipped by 9% from the fourth quarter of 2006.

Gross Profit (Loss)
Our gross loss represents revenues less the cost of goods sold. Our cost of goods sold consists of feedstock (soybean oil), chemicals, labor and overhead incurred in the production of biodiesel fuel.

Our gross loss as a percentage of sales, or gross margin, increased 3% to 13% in the first quarter of 2007 compared to 10% during the fourth quarter of 2006. During the first quarter of 2007, we experienced a 9% increase in the cost of soybean oil, resulting in a 4% decrease in our gross margins for the quarter.

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, product marketing, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, information systems and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $2,075,513, or 108% of sales in the first quarter of 2007, from $2,988,877, or 178% of sales, during the fourth quarter of 2006. The change in these expenses primarily resulted from a $640,151 decrease in stock-based compensation, decreased professional fees, partially offset by the cost of equipment supplies, and improvements to our plant. During the fourth quarter of 2006, we incurred stock compensation expense for the August 11, 2006 option grants which were fully vested in December 2006. The stock compensation expense incurred during the first quarter of 2007 includes amounts related to stock options granted to certain members of our board of directors, the estimated fair value of stock options granted under a consulting agreement, and the expense for an amendment of the expiration date of the August 11, 2006 stock option grants.

Interest Expense
Interest expense during the first quarter of 2007 relates to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA and amounts for accrued, unpaid Series A convertible preferred stock dividends. During the first quarter of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were cancelled and converted into common stock in connection with the Acquisition.

During the first quarter of 2007 we incurred interest expense of $86,614 compared to $82,106 during the first quarter of 2006. Interest expense for the first quarter of 2006 included $63,818 of non-cash accretion for the $750,000 convertible notes described above.

Amortization of Intangible Assets
Amortization of intangible assets includes the amortization of the customer relationship intangible asset we acquired through the Acquisition.

During the first quarter of 2007 and the fourth quarter of 2006, amortization expense related to our intangible asset was $226,350 for each of these periods.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement was $237,500 during the first quarter of 2007, based on our estimate of penalties we expect to incur. We did not incur such expenses during the fourth quarter of 2006.

Other Income
Other income was $0 during the first quarter of 2007 as compared to $2,771 for the fourth quarter of 2006.

Preferred Stock Dividends
Preferred stock dividends consist of an 8% annual dividend on our Series A convertible preferred stock. Such dividends are payable in either cash or stock, and may be accrued, at our discretion.

During the first quarter of 2007 and the fourth quarter of 2006, accrued dividends totaled $570,000 for each of these periods.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities, and amounts available for borrowing under our credit agreement with First South Farm Credit, ACA (“First South”). In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, as our production operations continue to expand, we will require significant purchases of soybean oil and other inputs necessary for biodiesel production. At March 31, 2007, our cash and cash equivalents totaled $3,778,383, and we had working capital of $2,104,700.

At March 31, 2007, we had $3,017,379 in bank debt outstanding under our credit agreement with First South. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The amount outstanding under the note payable and line of credit is $1,350,000 and $1,667,379, respectively. As of March 31, 2007, we were in compliance with all applicable covenants under the agreement.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements through the first quarter of fiscal 2008. We may need to seek to obtain additional debt or equity financing if we experience downturns or cyclical fluctuations in our business that are more severe or longer than anticipated, or if we fail to achieve anticipated revenue targets, experience significant increases in the cost of inputs we use to produce biodiesel fuel, or declines in the selling prices of our biodiesel fuel, or increases in our expense levels, or if we engage in additional strategic transactions. We will need to continue a focused program of capital expenditures for our plant improvement initiatives. In order to fund capital expenditures, improvements to our plant, increase our working capital or complete any acquisitions, we may seek to obtain additional debt or equity financing. However, we cannot assure you that such financing will be available to us on favorable terms, or at all.

Operating Activities
Cash used in operating activities was $1,467,470 for the first three months of fiscal 2007, compared to cash used of $491,953 for the same period in fiscal 2006. Operating cash flows for the three months of fiscal 2007 reflect our net loss of $2,828,948, offset by working capital requirements of $24,916 and non-cash expenses (depreciation, amortization of intangible assets and stock-based compensation) of $1,336,594.

Operating cash flows for the first three months of fiscal 2006 reflect operating losses of $110,907 and a significant reduction of past-due accounts payable, partially offset by non-cash interest expense.

Investing Activities
We expect future capital expenditures will include expenditures to upgrade our biodiesel plant as well as for the expansion of its production capacity.

Cash used in investing activities was $182,470 for the first three months of fiscal 2007, primarily comprised of equipment purchases to upgrade our plant. This compared to $0 for the comparable period of fiscal 2006.

Financing Activities
Cash used in financing activities was $150,000 for the first three months of fiscal 2007, compared to cash provided of $300,000 for the comparable period of fiscal 2006. During the first quarter of fiscal 2007, we made a contractual principal payment of $150,000 on our term loan, which is due annually on each January 1. During fiscal 2006, we issued $300,000 of promissory notes which were subsequently converted into common stock on September 20, 2006.

Income Tax Carryforwards
At March 31, 2007, we had available U.S. tax net operating loss carryforwards of $2,715,186.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ALLEGRO BIODIESEL CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION

By:	/s/ Heng Chuk
Heng Chuk Chief Financial Officer (and Duly Authorized Officer)

Date: May 11, 2007