Form 10KSB/A
period 2006-03-31
ALLEGRO BIODIESEL CORP
filed 2007-06-07
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Issuer's telephone number, including area code: (310) 670-2093

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

Yes☑      No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐      No☑

     The issuer's revenues for its most recent fiscal year were $1,802,926.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 6, 2007, was $1,491,350.

     As of April 6, 2007, the issuer had 18,384,555 shares of Common Stock outstanding.

Allegro Biodiesel Corporation Form 10KSB/A
Amendment No. 1

EXPLANATORY NOTE

Allegro Biodiesel Corporation is filing this amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on April 9, 2007 (the “Original Filing”), to amend and restate the information provided under Item 8A. of Part II, “Controls and Procedures.” This amendment responds to comments of the Staff of the Securities and Exchange Commission in connection with its review of the Original Filing.

This amendment does not affect the financial statements or footnotes to the financial statements included in the Original Filing. This amendment does not reflect events that have occurred after the Original Filing and does not modify or update the disclosures in the Original Filing in any way except with regard to the specific modifications described in this Explanatory Note.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this amendment, and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Therefore, Part III, Item 13. of the Original Filing has been amended to reflect the new certifications described above.

This amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Item 8A. Controls and Procedures

(a) Disclosure controls and procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with the issuance of convertible preferred stock and the concurrent acquisition of Vanguard Synfuels, LLC on September 20, 2006, we entered into certain transactions, including the valuation of equity securities and the classification of certain acquisition costs. See Notes 2 and 13 of the Notes to Consolidated Financial Statements.

These transactions required significant levels of judgment and subsequently resulted in us restating our financial statements for the three months ended September 20, 2006. When analyzing these transactions, the certifying officers conducted a rigorous process of analyzing, researching and consulting with our independent registered public accounting firm, our accounting advisors, and the audit committee of our Board of Directors. We also engaged in discussions with the Securities and Exchange Commission on the accounting for some of these transactions, but was not able to reach agreement on the requisite accounting for such transactions prior to the filing of our Form 10-QSB for the three months ended September 30, 2006 (the “Form 10-QSB”). As a result, we included disclosures in the Form 10-QSB relating to the potential restatement of our financial statements.

After re-evaluating the above process in connection with the assessment of our disclosure controls and procedures at December 31, 2006, we concluded our controls were effective as of that date.

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

10.8	Form of Indemnification Agreement (3)

10.9	Diametrics Medical, Inc. 2006 Incentive Compensation Plan (3) *

10.10	First Amendment to the Diametrics Medical, Inc. 2006 Incentive Compensation Plan (1) *

10.11	Form of Stock Option Agreement under 2006 Incentive Compensation Plan (3) *

10.11.1	Form of Amendment to Stock Option Agreement under 2006 Incentive Compensation Plan (5) *

10.12	Escrow Agreement, dated September 20, 2006, by and among Diametrics Medical, Inc., the members of Vanguard Synfuels, L.L.C. and JPMorgan Chase Bank, N.A. (1)

10.13	Closing Statement, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)

10.14	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Asset Managers International Limited (1)

10.15	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors (1)

10.16	Warrant 1 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.17	Warrant 2 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.18	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *

10.19	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Paul Galleberg (1) *

10.20	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Jeff Lawton (1) *

10.21	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Funds (1)

10.22	Subscription Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Capital, LLC, regarding warrants to purchase Series J Preferred Stock (1)

10.23	Warrant 1 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.24	Warrant 2 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)

10.25	Letter Agreement, dated September 19, 2006, by and among Diametrics Medical, Inc., Vanguard Synfuels, L.L.C. and First South Farm Credit, ACA (1)

10.26	Agreement and Plan of Merger between Diametrics Medical, Inc. and Biodiesel Development Corporation (4)

10.27	Loan Agreement with First South Farm Credit ACA (8)

10.27.1	First Amendment to Loan Agreement with First South Farm Credit ACA (8)

10.27.1	Waiver of Non Compliance with Covenants (8)

10.27.2	Letter Agreement between First South Farm Credit ACA and Vanguard SynFuels, LLC and Allegro Biodiesel Corporation dated April 2, 2007 (8)

10.28	Services Agreement and dated as of February 5, 2007, between Allegro Biodiesel Corporation and PV Asset Management LLC (5)

10.28.1	Letter Agreement with Paul Galleberg dated March 14, 2007 (5)

14.	Code of Business Conduct and Ethics for Directors, Officers and Employees (6)

21.1	List of our subsidiaries (7)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002✓

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002✓

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002✓

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002✓

✓	Filed herewith.

*	Management contract or executive compensation plan or arrangement.

(1)	Incorporated by reference to the Company's Form 8-K dated September 26, 2006.

(2)	Incorporated by reference to the Company's Form 8-K dated November 28, 2006.

(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2006.

(4)	Incorporated by reference to the Company's Form 8-K dated October 18, 2006.

(5)	Incorporated by reference to the Company's Form 8-K dated March 14, 2007

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003

(7)	Incorporated by reference to the Company's Form S-B2 Registration Statement filed with the SEC on December 13, 2006.

(8)	Filed as an exhibit to the Original Filing.

25

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION.

By:	/s/ W. BRUCE COMER III
W. Bruce Comer III Chief Executive Officer (Principal Executive Officer)
Date: June 7, 2007

By:	/s/ HENG CHUK
Heng Chuk Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 7, 2007