Form 10QSB/A
period 2006-09-30
ALLEGRO BIODIESEL CORP
filed 2007-06-07
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

6033 West Century Blvd., Suite 1090, Los Angeles, California 90045

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

Diametrics Medical, Inc. Form 10-QSB/A

Amendment No. 2

Explanatory Note

This amended Form 10-QSB/A is being filed by us to further amend our Quarterly Report on Form 10-QSB/A (the “Original Filing”) for the period ended September 30, 2006 for the purpose of restating our condensed consolidated balance sheet as of September 30, 2006, our condensed consolidated statement of operations for the three and nine months ended September 30, 2006, our consolidated statement of shareholders’ equity for the three months ended September 30, 2006, our statement of cash flows for the nine months ended September 30, 2006, and related disclosures. Such financial statements should no longer be relied upon.

Such financial statements are being restated to reflect changes in the valuation of stock options granted on August 11, 2006, the reclassification within the consolidated statement of operations of certain stock options and warrants, and the reclassification of certain acquisition related costs to be included as elements of the purchase price in connection with our acquisition of Vanguard Synfuels, LLC on September 20, 2006 (the “Acquisition”).

For purposes of accounting for the valuation of 361,243 stock options granted to certain officers, directors and a consultant on August 11, 2006, we had previously estimated a fair value of $0.42 per share of the underlying common stock. In making this determination, we had relied on a number of factors including the fact that, as of September 18, 2006, our liabilities exceeded our assets; we had no ongoing business and were a “shell company,” as defined under the rules and regulations of the Securities and Exchange Commission (“SEC”); trading in our common stock was extremely limited and sporadic in nature; and we determined in August 2006 that stated that the value of our equity as a “shell company” was $0.42 per share on a fully-diluted basis. Subsequently, we amended our valuation of the stock options to utilize the quoted closing market price of our common stock on August 11, 2006 of $6.00 per share as the basis for valuation of the underlying common stock.

On September 20, 2006, in connection with the Acquisition, we granted warrants to purchase up to 4,827,921 shares and a stock option to purchase 2,069,109 shares of common stock to Ocean Park Advisors, LLC (“OPA”). We included the fair value of the warrants and stock options in our consolidated statement of operations as “Transaction Related Charges”. Subsequently, we elected to reclassify the fair value of these securities to “Selling, General & Administrative” with a corresponding decrease to “Transaction Related Charges” in our consolidated statement of operations.

Also in connection with the Acquisition, on September 20, 2006, we (i) issued warrants for the purchase 6,500,000 shares of our common stock at exercise prices of $1.138 and $1.328 to M.A.G. Capital, LLC (“MAG”), (ii) paid cash due diligence fees to MAG totaling $435,000, (iii) paid $714,976 of transaction bonuses to officers of Vanguard, and (iv) issued 4,300 shares of Series K convertible preferred stock. We initially determined such costs were “indirect” costs related to the Acquisition and recorded them as an expense. We also initially viewed the transaction bonuses and a significant portion of the fair value of the Series K convertible preferred stock as “indirect” costs and recorded these amounts as expenses as well. Subsequently, we determined such costs should be included as “direct” acquisition costs as defined under SFAS No. 141 “Accounting for Business Combinations” and be included as part of the purchase price of the Acquisition. The inclusion of these costs resulted in the immediate impairment of the carrying amount of goodwill on September 20, 2006, the date of the Acquisition. The reclassification of these items to the consolidated statement of operations resulted in a decrease of $55,712,872 in “Transaction Related Charges” and a corresponding increase to “Impairment of Goodwill”.

This amended Form 10-QSB/A has not been updated for events or information subsequent to the date of the Original Filing, except in connection with the restatement. In accordance with applicable SEC rules, this amended Form 10-QSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this amended Form 10-QSB/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement. The following items have been amended to reflect the restatement, and other information in the Original Filing and are amended hereby as a result of the restatement:

Part I - Item 1. Financial Statements

Part II - Item 2. Management’s Discussion and Analysis or Plan of Operation

Diametrics Medical, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2006
(as restated)
Assets
Current assets:
Cash and cash equivalents	$8,505,969
Accounts receivable, no allowance provided	176,029
Inventories, net	437,302
Other current assets	33,030
Total current assets	9,152,330
Property and equipment, net	4,314,865
Intangible assets, net	4,527,000
Goodwill	20,044,763
Other assets, net	30,809
Total assets	$38,069,767

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$1,667,380
Notes payable	1,500,000
Accounts payable	1,166,799
Accrued expenses	486,168
Deferred income taxes	451,614
Total current liabilities	5,271,961
Deferred income taxes	1,806,456
Total liabilities	7,078,417
Commitments and contingencies	—
Shareholders’ equity:
Convertible preferred stock, $1.00 par value; 50,000 shares authorized:
Issued and outstanding shares - 34,374	34,374
Common stock, $1.00 par value: 10,000,000 shares authorized, Issued and outstanding shares - 3,509,458	3,509,458
Additional paid-in capital	307,154,724
Accumulated deficit	(279,707,206)
Total shareholders’ equity	30,991,350
Total liabilities and shareholders’ equity	$38,069,767

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Sales, including excise tax credits	$126,281	$—	$126,281	$—
Cost of sales, net of excise tax credits	150,222	—	150,222	—
Gross profit (loss)	(23,941)	—	(23,941)	—

Operating expenses:
Research and development	—	—	—	477,432
Selling, general and administrative	22,216,802,	198,394	22,415,182	983,297
Impairment of goodwill	51,012,250		51,012,250
Total operating expenses	73,229,052	198,394	73,427,432	1,460,729
Operating loss	(73,252,993)	(198,394)	(73,451,373)	(1,460,729)
Interest income	5,579	—	7,316	—
Interest expense	(639,438)	(350,493)	(803,855)	(8,832,800)
Gain on change in fair value of warrant liability	—	182,306	—	1,863,429
Other income	125,116	—	140,100	15,008
Loss before income taxes	(73,761,736)	(366,581)	(74,107,812)	(8,415,092)
Provision for income taxes	—	—	—	—

Net loss	(73,761,736)	(366,581)	(74,107,812)	(8,415,092)
Preferred stock dividends - beneficial conversion feature	(28,500,000)	—	(28,500,000)	—
Net loss attributable to common stockholders	$(102,261,736)	$(366,581)	$(102,607,812)	$(8,415,092)
Net loss per share, basic and diluted	$(134.96)	$(1.04)	$(201.64)	$(23.96)
Weighted-average number of shares used in per share calculations	757,698	351,217	508,877	351,217

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended, September 30,
	2006	2005
	(as restated)
Cash flows from operating activities:
Net loss	$(74,107,812)	$(8,415,092)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,959	—
Stock-based compensation	21,506,591	89,801
Impairment of goodwill	51,012,250	—
Accretion of convertible notes and amortization of debt issue costs	737,443	8,218,612
Gain on change in warrant and derivative liabilities	—	(1,862,800)
Gain on liquidation of discontinued operations	—	(14,500)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(30,571)	—
Inventories	(194,074)	—
Prepaid expenses and other assets	56,590	32,386
Accounts payable	(167,135)	(72,482)
Accrued interest	—	1,160,458
Other accrued expenses	87,266	(381,598)
Net cash used in continuing operating activities	(1,090,493)	(1,245,215)
Cash flows from investing activities
Capital expenditures	(25,424)	—
Acquisition of Vanguard Synfuels LLC, net of cash acquired	(18,538,953)	—
Net cash used in investing activities	(18,564,377)	—
Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	300,000	150,000
Repayment of notes payable	(759,988)	—
Net proceeds from the issuance of convertible preferred stock	28,240,000	—
Net cash provided by financing activities	27,780,012	150,000
Net increase (decrease) in cash and cash equivalents	8,125,142	(1,095,215)
Cash and cash equivalents at beginning of period	380,827	1,095,800
Cash and cash equivalents at end of period	$8,505,969	$585
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$34,441,000	$—
Conversion of convertible debt into common stock	$750,000	$—

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(as restated)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2005	41,683	$417	351,218	$351,218	$176,331,330	$(177,024,552)	$(341,587)
Beneficial conversion value related to convertible senior notes	—	—	—	—	300,000	—	300,000
Conversion of Series H preferred stock into common stock	(12)	(1)	2,959	350	(37)		312
Net loss	—	—	—	—	—	(110,907)	(110,907)
Balance, March 31, 2006	41,671	$416	354,177	$351,568	$176,631,293	$(177,135,459)	$(152,182)
Stock split	—	41,255	—	—	(106,751)	—	(65,496)
Conversion of Series H convertible preferred stock into common stock	(653)	(653)	63,540	66,149	—	—	65,496
Stock compensation expense	—	—	—	—	10,558	—	10,558
Net loss	—	—	—	—	—	(235,169)	(235,169)
Balance, June 30, 2006	41,018	$41,018	417,717	$417,717	$176,535,100	$(177,370,628)	$(376,793)
Stock split	—	—	258	258	(258)	—	—
Stock compensation expense	—	—	—	—	918,219	—	918,219
Sale of Series J convertible preferred stock, net of offering costs of $260,000	2,850	2,850	—	—	28,237,150	—	28,240,000
Beneficial conversion value assigned on Series J convertible preferred stock	—	—	—	—	28,500,000	(28,500,000)	—
Value assigned to the issuance of stock options to Ocean Park Advisors LLC	—	—	—	—	6,044,040	—	6,044,040
Value assigned to the issuance of common stock warrants to Ocean Park Advisors LLC	—	—	—	—	14,807,934	—	14,807,934
Value assigned to the Issuance of common stock warrants to MAG Capital LLC	—	—	—	—	19,872,178	—	19,872,178
Conversion of Series I convertible preferred stock into common stock	(13,794)	(13,794)	1,379,400	1,379,400	(1,365,606)	—	—
Conversion of convertible debt into common stock	—	—	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through exercise of warrants	—	—	80,733	80,733	(80,733)	—	—
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard	4,300	4,300	—	—	34,436,700	—	34,441,000
Net loss	—	—	—	—	—	(73,761,736)	(73,761,736)
Balance, September 30, 2006	34,374	$34,374	3,509,458	$3,509,458	$307,154,724	$(279,707,206,)	$30,991,350

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

2.	Acquisition of Vanguard Synfuels, LLC (as restated)

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

The purchase price represented a premium over Vanguard’s appraised assets, resulting in the recognition of $71,207,293 of goodwill.  Management determined that the cash purchase price of $17,699,378, excluding direct acquisition costs, implied the fair value of Vanguard’s business was approximately $22,400,000; however, the purchase price was increased through the issuance of Series K Convertible preferred stock in the amount of $34,441,000. Management believed this additional consideration was appropriate to retain key management of Vanguard. The implied cash purchase price was determined based on the projected future cash flows of the business, based on the favorable market conditions at the time (primarily high oil prices and lower soybean prices) and extant government support for the industry in the form of a $1.00 per gallon of biodiesel tax credit.  Management also assessed comparable publicly-traded companies in biodiesel and other alternative energy sectors which commanded significant valuation premiums in the capital markets.  Additionally, management found there were few established biodiesel assets in the United States and construction times for new production facilities are typically in excess of one year.  Management believed Vanguard’s established operations and early-mover advantage merited the cash purchase consideration paid in the transaction.

The Company immediately evaluated the carrying amount of goodwill for impairment by comparing the fair value of Vanguard of $22,400,000 (using the discounted cash flow valuation method) to the carrying amount of goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, management determined the fair value of Vanguard’s net assets to be $22,400,000 and allocated such fair value of the net assets of Vanguard resulting in an implied goodwill of $20,195,043.  Accordingly, management immediately recorded an impairment of goodwill in the amount of $51,012,250.

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

Restatement

Subsequent to the filing of the Company’s Form 10-QSB/A for the quarter ended September 30, 2006, management amended its accounting for certain transactions that occurred during the period. Such financial statements are being restated to reflect changes in the valuation of stock options granted on August 11, 2006, the reclassification within the consolidated statement of operations of certain stock options and warrants, and the reclassification of certain acquisition related costs to be included as elements of the purchase price in connection with our acquisition of Vanguard Synfuels, LLC on September 20, 2006

On August 11, 2006, the Company granted an aggregate of 361,243 stock options to certain officers, directors and a consultant. Prior to granting such options, management relied on a number of factors in making its determination of the exercise price, including the fact that the Company’s liabilities exceeded its assets; it had no ongoing business and was a “shell company,” as defined under the rules and regulations of the Securities and Exchange Commission (“SEC”); trading in its common stock was extremely limited and sporadic in nature; and it determined in August 2006 that stated that the value of the equity as a “shell company” was $0.42 per share on a fully-diluted basis. Subsequently, management amended its valuation of the stock options to utilize the quoted closing market price of the Company’s common stock on August 11, 2006 of $6.00 per share, rather than the valuation of $0.42 per share. This resulted in additional non-cash stock compensation expense of approximately $884,000 recorded during the quarter ended September 30, 2006.

On September 20, 2006, in connection with the acquisition of Vanguard Synfuels, L.L.C. (the “Acquisition”), the Company granted warrants to purchase up to 4,827,921 shares and a stock option to purchase 2,069,109 shares of common stock to Ocean Park Advisors, LLC (“OPA”). The Company originally classified the fair value of these warrants and stock options in its consolidated statement of operations as “Transaction Related Charges”. Subsequently, management reassessed the presentation of these costs and determined to reclassify the fair value of these securities of $14,807,934 to “Selling, General & Administrative” with a corresponding decrease to “Transaction Related Charges” in its consolidated statement of operations.

Also in connection with the Acquisition, the Company (i) issued warrants for the purchase 6,500,000 shares of its common stock to M.A.G. Capital, LLC (“MAG”), (ii) paid cash due diligence fees to MAG totaling $435,000, (iii) paid $714,976 of transaction bonuses to officers of Vanguard, and (iv) issued 4,300 shares of Series K Convertible Preferred Stock, all as described in the Company’s Form 8-K dated September 20, 2006.

For purposes of accounting for the warrants and the cash due diligence fees paid to MAG, the Company initially determined such costs were “indirect” costs related to the Acquisition and recorded them as an expense. The Company also initially viewed the transaction bonuses and a significant portion of the fair value of the Series K Convertible Preferred Stock as “indirect” costs and recorded these amounts as expenses as well. Subsequently, the Company determined such costs should be included as “direct” acquisition costs as defined under SFAS No. 141 “Accounting for Business Combinations.” Such “direct” acquisition costs have been included as part of the purchase price of the Acquisition. The inclusion of these costs resulted in the immediate impairment of the carrying amount of goodwill on September 20, 2006, the date of the Acquisition. The reclassification of these items to the Company’s consolidated statement of operations will result in a decrease of $55,712,872 in “Transaction Related Charges” and a corresponding increase to “Impairment of Goodwill.”

The following table reflects the effect of the restatement on each of the financial statement line items for the three and nine months ended September 30, 2006:

	Quarter Ended September 30, 2006			As of or for the Nine Months Ended September 30, 2006
	As Filed	Adjustment	As Restated	As Filed	Adjustment	As Restated
Consolidated Statements of Operations:
Selling, general & administrative	$331,209	$21,885,593	$22,216,802	$529,589	$21,885,593	$22,415,182
Impairment of goodwill	-	51,012,250	51,012,250	-	51,012,250	51,012,250
Transaction related charges	(72,014,072)	72,014,072	-	(72,014,072)	72,014,072	-
Consolidated Balance Sheet:
Additional paid in capital				306,270,953	883,771	307,154,724
Accumulated deficit				(278,823,435)	(883,771)	(279,707,206)

Consolidated Statement of Cash Flows				8,505,969	-	8,505,969

Consolidated Statement of Shareholders' Equity				30,991,350	-	30,991,350

The composition of the above adjustments includes the following:

	Quarter Ended September 30, 2006	As of or for the Nine Months Ended September 30, 2006
Adjustment to selling, general & administrative expenses:
Reclassification of common stock options and warrants issued to Ocean Park Advisors LLC	$20,851,974	$20,851,974
Increase in stock compensation for August 11, 2006 grants	883,771	883,771
Reclassification of stock-based compensation	149,848	149,848
	$21,885,593	$21,885,593

Adjustment to impairment of goodwill:
Reclassication of amounts previously classified as "Transaction Related Charges"	$51,012,250	$51,012,250

Adjustment to amounts previously classifed costs as transaction-related charges:
Reclassification of common stock options and warrants issued to Ocean Park Advisors LLC	$(20,851,974)	$(20,851,974)
Reclassication of impairment of goodwill	(51,012,250)	$(51,012,250)
Reclassification of stock-based compensation	(149,848)	(149,848)
	$(72,014,072)	$(72,014,072)

The restatement has no effect on our assets, liabilities, or total cash flows, and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

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

Revenue Recognition

The Company generates its revenues from the sale of biodiesel fuel and recognize revenue when the following fundamental criteria are met:

•	persuasive evidence that an arrangement exists;

•	the products and services have been delivered;

•	selling prices are fixed and determinable and not subject to refund or adjustment; and

•	collection of amounts due is reasonably assured.

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. The Company provides for sales returns and allowances in the same period as the related revenues are recognized. The Company bases its estimates on historical experience or the specific identification of an event necessitating a reserve.

The Company records revenues from the sale of unblended biodiesel fuel based on market prices the Company’s able to charge. For buyers of unblended fuel who are certified blenders registered with the IRS, they can pursue amounts available under federal incentive programs (currently $1.00 per gallon) related to the blending of biodiesel fuel with petroleum diesel.

The Company also sells blended biodiesel fuel to buyers not certified as blenders with the IRS. Sales of blended fuel to such customers are also based on market prices. Upon the sale of blended biodiesel fuel, the Company (not the buyer) may be eligible to collect certain amounts under federal incentive programs (currently $1.00 per gallon). When all requirements of the applicable incentive program have been met, generally occurring at the time of sale of blended fuel, the Company records a reduction to cost of sales for the amount of credits we are to receive.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, “ Goodwill and Other Intangible Assets” , requires that an acquired intangible asset meeting certain criteria shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive:

	September 30, 2006	September 30, 2005
Common stock options	3,127,312	4,066
Common stock warrants	11,642,866	705,614
Convertible subordinated debt	—	3,650,000
Convertible senior notes	—	975,000
Convertible preferred stock - Series F	—	66,667
Convertible preferred stock - Series G	—	500,000
Convertible preferred stock - Series H	2,722,400	—
Convertible preferred stock - Series J	37,561,583	—
Convertible preferred stock - Series K	11,110,000	—
Restricted stock	—	643
Total	66,164,161	5,901,990

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

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred stock to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $34,441,000 which was allocated to the Acquisition purchase price based on the quoted closing price of the Company’s common stock on the date of acquisition.

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

Registration Rights

In connection with the issuance of the Series J Preferred, the Company is require to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission no later than the later of (x) the date that is ninety days from September 20, 2006 or the date that is five business days following the receipt of shareholder approval of the Reincorporation in order to register the resale of the Series J Preferred under the Securities Act. In the event that the Company fails to have the registration statement declared effective by the SEC by the date that is 60 days after the filing of the registration statement, in the event the SEC has no comments, or by the date that is 120 days after the date of filing, in the event the SEC has comments on the registration statement, or fails to maintain on the registration statement the effectiveness of the registration statement thereafter, then the Company must pay the Holders an amount equal to $6,250 for each day the registration statement remains uncured; provided, however, that the obligation of the Company to pay such amount shall cease on September 20, 2008. As of September 30, 2006, the Company concluded the registration rights did not represent a liability.

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

On August 11, 2006, the Company granted W. Bruce Comer III, its Chief Executive Officer, and Heng Chuk, its Chief Financial Officer options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Two members of the Company’s board of directors were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director) as discussed above. The Company also issued an option to purchase 21,675 shares of common stock to an advisor, at an exercise price of $0.42 per share and vesting fully on December 1, 2006. All stock options issued to the above individuals expire on March 15, 2007, and are not exercisable until approval by the stockholders of the Company. The Company estimated the value of the underlying common shares using the quoted closing price of $6.00 per share on the date of grant.

On September 20, 2006, in connection with the Acquisition, the Company granted options to purchase an aggregate of 0.5% of the fully-diluted common stock (equal to 348,480 common shares as of September 20, 2006), to each of two non-executive members of the Company’s Board of Directors.

The value ascribed to the two non-executive Directors’ options was $2,035,884. The Company has recorded stock-based compensation in the amount of $58,567 for the three and nine months ended September 30, 2006 for the issuances to the two non-executive Directors and will continue to record compensation costs over the remaining requisite service periods.

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

When we sell unblended biodiesel fuel (i.e., to certified blenders as registered with the IRS), we record revenues that result from federal incentive programs for the production of biodiesel. When we sell blended biodiesel fuel to non-certified blenders, we are eligible for tax credits under certain federal incentive programs. When all requirements of the applicable incentive program have been met, generally occurring at the time of sale, we record a reduction to cost of sales for the credit it is to receive.

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

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of September 30, 2006, we concluded the registration rights did not represent a liability.

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

Selling, General and Administrative

Our selling, general and administrative expenses include personnel costs, product marketing, the costs of corporate functions (including our Services Agreement with Ocean Park Advisors, LLC), accounting, transaction costs, legal, public company, information systems and non-cash stock-based compensation.

During the third quarter of 2006, we incurred $22,216,802 of SG&A costs including $57,567 by Vanguard and $86,653 by Diametrics from the date of the Acquisition to September 30, 2006. Included in these costs are non-cash, nonrecurring expenses incurred in connection with the Acquisition, granting of stock options and issuance of warrants. The charges include the following items:

•	$14,807,934, representing the fair value of warrants granted to Ocean Park Advisors, LLC for the waiving of anti-dilution provisions held in connection with the Series I preferred stock; and,

•	$6,044,040 for the fair value of vested stock options granted to Ocean Park Advisors, LLC in connection with its Services Agreement with us.

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

The implied fair value of goodwill was derived from our valuation of Vanguard which was performed prior to the Acquisition. Based on Vanguard’s future projected discounted cash flows at that time, we determined the valuation of Vanguard was approximately $22.0 million. Such valuation was reflected in the cash purchase price of $17,699,378 paid for 80% of the Vanguard membership interests. The remaining 20% of the Vanguard membership interests were acquired through the issuance of 4,300 shares of our Series K convertible preferred stock with a fair value of $34,441,000 based on the quoted closing of our stock on the date the Acquisition. We also incurred direct acquisition costs totaling $21,271,872. Included in direct acquisition costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock to M.A.G. Capital, LLC (“MAG”), the largest single beneficial owner of our equity securities. These warrants were granted in exchange for MAG’s assignment of the rights they held to acquire Vanguard.  We also paid MAG a cash due-diligence fee of $435,000 and incurred legal and other direct acquisition costs of $249,721. The fair value of the warrants was valued at $19,872,178.

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

Operating Activities

Cash used in operating activities was $1,090,493 for the nine months of fiscal 2006 compared to $1,245,215 for the nine months of fiscal 2005. Operating cash flows for the nine months of 2006 reflect our net loss of $41,107,812 and increased working capital requirements, partially offset by non-cash charges (depreciation, amortization, stock-based compensation, impairment of goodwill, and accretion of convertible notes) of $73,265,243.

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

Cash used in investing activities of $18,564,377 for the nine months of fiscal 2006 compared to nil for the nine months of fiscal 2005. During the third quarter of fiscal 2006, we paid $18,564,377 in cash to acquire Vanguard Synfuels, LLC and purchased capital expenditures to upgrade our plant.

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

Date: June 7, 2007