Form 10QSB/A
period 2006-09-30
ALLEGRO BIODIESEL CORP
filed 2007-06-11
CIK 895380

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Diametrics Medical, Inc.

Incorporated pursuant to the Laws of Minnesota

Internal Revenue Service -- Employer Identification No. 41-1663185

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

Diametrics Medical, Inc. Form 10-QSB/A

Amendment No. 3

Explanatory Note

This amended Form 10-QSB/A is being filed by us to further amend our Quarterly Report on Form 10-QSB/A (the “Original Filing”) for the period ended September 30, 2006 for the purpose of expanding our disclosure under the caption “Restatement” in Note 3 of our Notes to Consolidated Financial Statements in connection with the restatement of our condensed consolidated balance sheet as of September 30, 2006, our condensed consolidated statement of operations for the three and nine months ended September 30, 2006, our consolidated statement of shareholders' equity for the three months ended September 30, 2006, our statement of cash flows for the nine months ended September 30, 2006, and related disclosures. Such financial statements should no longer be relied upon.

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

Part I - Item 1. Financial Statements

Part II - Item 2. Management's Discussion and Analysis or Plan of Operation

Diametrics Medical, Inc.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMETRICS MEDICAL, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

September 30, 2006
(as restated)
Assets
Current assets:
Cash and cash equivalents	$8,505,969
Accounts receivable, no allowance provided	176,029
Inventories, net	437,302
Other current assets	33,030
Total current assets	9,152,330
Property and equipment, net	4,314,865
Intangible assets, net	4,527,000
Goodwill	20,044,763
Other assets, net	30,809
Total assets	$38,069,767

Liabilities and Shareholders' Equity
Current liabilities:
Line of credit	$1,667,380
Notes payable	1,500,000
Accounts payable	1,166,799
Accrued expenses	486,168
Deferred income taxes	451,614
Total current liabilities	5,271,961
Deferred income taxes	1,806,456
Total liabilities	7,078,417
Commitments and contingencies	--
Shareholders' equity:
Convertible preferred stock, $1.00 par value; 50,000 shares authorized:
Issued and outstanding shares - 34,374	34,374
Common stock, $1.00 par value: 10,000,000 shares authorized, Issued and outstanding shares - 3,509,458	3,509,458
Additional paid-in capital	307,154,724
Accumulated deficit	(279,707,206)
Total shareholders' equity	30,991,350
Total liabilities and shareholders' equity	$38,069,767

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(as restated)		(as restated)
Sales, including excise tax credits	$126,281	$--	$126,281	$--
Cost of sales, net of excise tax credits	150,222	--	150,222	--
Gross profit (loss)	(23,941)	--	(23,941)	--

Operating expenses:
Research and development	--	--	--	477,432
Selling, general and administrative	22,216,802,	198,394	22,415,182	983,297
Impairment of goodwill	51,012,250		51,012,250
Total operating expenses	73,229,052	198,394	73,427,432	1,460,729
Operating loss	(73,252,993)	(198,394)	(73,451,373)	(1,460,729)
Interest income	5,579	--	7,316	--
Interest expense	(639,438)	(350,493)	(803,855)	(8,832,800)
Gain on change in fair value of warrant liability	--	182,306	--	1,863,429
Other income	125,116	--	140,100	15,008
Loss before income taxes	(73,761,736)	(366,581)	(74,107,812)	(8,415,092)
Provision for income taxes	--	--	--	--

Net loss	(73,761,736)	(366,581)	(74,107,812)	(8,415,092)
Preferred stock dividends - beneficial conversion feature	(28,500,000)	--	(28,500,000)	--
Net loss attributable to common stockholders	$(102,261,736)	$(366,581)	$(102,607,812)	$(8,415,092)
Net loss per share, basic and diluted	$(134.96)	$(1.04)	$(201.64)	$(23.96)
Weighted-average number of shares used in per share calculations	757,698	351,217	508,877	351,217

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended, September 30,
	2006	2005
	(as restated)
Cash flows from operating activities:
Net loss	$(74,107,812)	$(8,415,092)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,959	--
Stock-based compensation	21,506,591	89,801
Impairment of goodwill	51,012,250	--
Accretion of convertible notes and amortization of debt issue costs	737,443	8,218,612
Gain on change in warrant and derivative liabilities	--	(1,862,800)
Gain on liquidation of discontinued operations	--	(14,500)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed:
Accounts receivable	(30,571)	--
Inventories	(194,074)	--
Prepaid expenses and other assets	56,590	32,386
Accounts payable	(167,135)	(72,482)
Accrued interest	--	1,160,458
Other accrued expenses	87,266	(381,598)
Net cash used in continuing operating activities	(1,090,493)	(1,245,215)
Cash flows from investing activities
Capital expenditures	(25,424)	--
Acquisition of Vanguard Synfuels LLC, net of cash acquired	(18,538,953)	--
Net cash used in investing activities	(18,564,377)	--
Cash flows from financing activities
Proceeds from the issuance of convertible promissory notes	300,000	150,000
Repayment of notes payable	(759,988)	--
Net proceeds from the issuance of convertible preferred stock	28,240,000	--
Net cash provided by financing activities	27,780,012	150,000
Net increase (decrease) in cash and cash equivalents	8,125,142	(1,095,215)
Cash and cash equivalents at beginning of period	380,827	1,095,800
Cash and cash equivalents at end of period	$8,505,969	$585
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$--	$--
Cash paid during the period for interest	$--	$--
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$34,441,000	$--
Conversion of convertible debt into common stock	$750,000	$--

See accompanying Notes to Consolidated Financial Statements.

DIAMETRICS MEDICAL, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

(as restated)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance, December 31, 2005	41,683	$417	351,218	$351,218	$176,331,330	$(177,024,552)	$(341,587)
Beneficial conversion value related to convertible senior notes	--	--	--	--	300,000	--	300,000
Conversion of Series H preferred stock into common stock	(12)	(1)	2,959	350	(37)		312
Net loss	--	--	--	--	--	(110,907)	(110,907)
Balance, March 31, 2006	41,671	$416	354,177	$351,568	$176,631,293	$(177,135,459)	$(152,182)
Stock split	--	41,255	--	--	(106,751)	--	(65,496)
Conversion of Series H convertible preferred stock into common stock	(653)	(653)	63,540	66,149	--	--	65,496
Stock compensation expense	--	--	--	--	10,558	--	10,558
Net loss	--	--	--	--	--	(235,169)	(235,169)
Balance, June 30, 2006	41,018	$41,018	417,717	$417,717	$176,535,100	$(177,370,628)	$(376,793)
Stock split	--	--	258	258	(258)	--	--
Stock compensation expense	--	--	--	--	918,219	--	918,219
Sale of Series J convertible preferred stock, net of offering costs of $260,000	2,850	2,850	--	--	28,237,150	--	28,240,000
Beneficial conversion value assigned on Series J convertible preferred stock	--	--	--	--	28,500,000	(28,500,000)	--
Value assigned to the issuance of stock options to Ocean Park Advisors LLC	--	--	--	--	6,044,040	--	6,044,040
Value assigned to the issuance of common stock warrants to Ocean Park Advisors LLC	--	--	--	--	14,807,934	--	14,807,934
Value assigned to the Issuance of common stock warrants to MAG Capital LLC	--	--	--	--	19,872,178	--	19,872,178
Conversion of Series I convertible preferred stock into common stock	(13,794)	(13,794)	1,379,400	1,379,400	(1,365,606)	--	--
Conversion of convertible debt into common stock	--	--	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through exercise of warrants	--	--	80,733	80,733	(80,733)	--	--
Issuance of Series K convertible preferred stock in connection with the acquisition of Vanguard	4,300	4,300	--	--	34,436,700	--	34,441,000
Net loss	--	--	--	--	--	(73,761,736)	(73,761,736)
Balance, September 30, 2006	34,374	$34,374	3,509,458	$3,509,458	$307,154,724	$(279,707,206,)	$30,991,350

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

The Company intends to reincorporate in the State of Delaware (the “Reincorporation”) and, in connection with the Reincorporation, change its corporate name to Allegro Biodiesel Corporation. The Reincorporation will also result in an increase in the number of our authorized shares of common stock to 150,000,000 shares and the authorized shares of preferred stock to 50,000,000 shares. Such actions are subject to the approval of our shareholders at a Special Meeting of Shareholders to be held on November 28, 2006. Pursuant to voting agreements entered into in connection with the Acquisition, the holders of the Company's securities representing approximately 99% of the voting power of the capital stock have each agreed to vote their shares for the Reincorporation and related measures to be presented at the Special Meeting. Accordingly, the Company expects the Reincorporation, the name change and related measures will be approved.

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

The Company also incurred direct acquisition costs totaling $21,271,872. Included in the direct acquisition costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock granted to M.A.G. Capital, LLC (“MAG”), the largest single beneficial owner of the Company's equity securities. These warrants were granted in exchange for MAG's assignment of the rights they held to acquire Vanguard. The Company also paid MAG a cash due-diligence fee of $435,000, incurred legal and other direct costs of $249,721 and paid $714,976 in transaction bonuses to certain officers of Vanguard. Management applied the guidance set forth under SFAS 141, paragraph 24 to determine its accounting for direct acquisition costs. The Company accounted for the issuance of the warrants in accordance with SFAS No. 123R “Share-Based Payment” and utilized the quoted market price of $3.10 per share as of September 20, 2006 to value the securities which resulted in a fair value of $19,872,178.

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

The purchase price represented a premium over Vanguard's appraised assets, resulting in the recognition of $71,207,293 of goodwill.  Management determined that the cash purchase price of $17,699,378, excluding direct acquisition costs, implied the fair value of Vanguard's business was approximately $22,400,000; however, the purchase price was increased through the issuance of Series K Convertible preferred stock in the amount of $34,441,000. Management believed this additional consideration was appropriate to retain key management of Vanguard. The implied cash purchase price was determined based on the projected future cash flows of the business, based on the favorable market conditions at the time (primarily high oil prices and lower soybean prices) and extant government support for the industry in the form of a $1.00 per gallon of biodiesel tax credit.  Management also assessed comparable publicly-traded companies in biodiesel and other alternative energy sectors which commanded significant valuation premiums in the capital markets.  Additionally, management found there were few established biodiesel assets in the United States and construction times for new production facilities are typically in excess of one year.  Management believed Vanguard's established operations and early-mover advantage merited the cash purchase consideration paid in the transaction.

The Company immediately evaluated the carrying amount of goodwill for impairment by comparing the fair value of Vanguard of $22,400,000 (using the discounted cash flow valuation method) to the carrying amount of goodwill. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, management determined the fair value of Vanguard's net assets to be $22,400,000 and allocated such fair value of the net assets of Vanguard resulting in an implied goodwill of $20,195,043.  Accordingly, management immediately recorded an impairment of goodwill in the amount of $51,012,250.

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

In accordance with SFAS 141, the operating results of Vanguard have been included in the Company's consolidated operating results since the acquisition date, September 20, 2006. The pro forma results of operations data which assumes that the acquisition of Vanguard had occurred at the beginning of the respective reporting periods are not being presented herein, as such results would not be meaningful: in the reporting periods prior to September 20, 2006, the Company was defined as a “shell company” with no operations and limited assets, and Vanguard was still a development-stage company with limited operations (as biodiesel production and sale began in April 2006). The Company's pro forma results for prior periods are therefore not comparable to the results for the period ending December 31, 2006. The presentation of such results would not provide any additional meaningful financial information beyond what is provided herein and in the Company's Form 8-K previously filed on September 26, 2006.

3.	Basis of Presentation and Significant Accounting Policies

The report of the Company's independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2005 contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, as a result of recurring losses, negative cash flows and being in the development stage.

Basis of Presentation

The consolidated financial statements of Diametrics are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and transactions among Diametrics and its subsidiaries have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations for these interim periods are not necessarily indicative of results to be expected for the full year. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and Form 8-K filed on September 26, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of the Company's results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty.

Restatement

Subsequent to the filing of the Company's Form 10-QSB/A for the quarter ended September 30, 2006, management amended its accounting for certain transactions that occurred during the period. Such financial statements are being restated to reflect changes in the valuation of stock options granted on August 11, 2006, the reclassification within the consolidated statement of operations of certain stock options and warrants, and the reclassification of certain acquisition related costs to be included as elements of the purchase price in connection with our acquisition of Vanguard Synfuels, LLC on September 20, 2006

On August 11, 2006, the Company granted an aggregate of 361,243 stock options to certain officers, directors and a consultant. Prior to granting such options, management relied on a number of factors in making its determination of the exercise price, including the fact that the Company's liabilities exceeded its assets; it had no ongoing business and was a “shell company,” as defined under the rules and regulations of the Securities and Exchange Commission (“SEC”); trading in its common stock was extremely limited and sporadic in nature; and it determined in August 2006 that stated that the value of the equity as a “shell company” was $0.42 per share on a fully-diluted basis. Subsequently, management amended its valuation of the stock options to utilize the quoted closing market price of the Company's common stock on August 11, 2006 of $6.00 per share, rather than the valuation of $0.42 per share. This resulted in additional non-cash stock compensation expense of approximately $884,000 and $149,848 of other amounts previously classified as transaction related costs during the quarter ended September 30, 2006.

On September 20, 2006, in connection with the acquisition of Vanguard Synfuels, L.L.C. (the “Acquisition”), the Company granted warrants to purchase up to 4,827,921 shares and a stock option to purchase 2,069,109 shares of common stock to Ocean Park Advisors, LLC (“OPA”). The Company originally classified the fair value of these warrants and stock options in its consolidated statement of operations as “Transaction Related Charges”. Subsequently, management reassessed the presentation of these costs and determined to reclassify the fair value of the warrants and stock options, totaling $14,807,934 and $6,044,040, respectively, to “Selling, General & Administrative” with a corresponding decrease to “Transaction Related Charges” in its consolidated statement of operations.

Also in connection with the Acquisition, the Company (i) issued warrants for the purchase 6,500,000 shares of its common stock to M.A.G. Capital, LLC (“MAG”), (ii) paid cash due diligence fees to MAG totaling $435,000, (iii) paid $714,976 of transaction bonuses to officers of Vanguard, and (iv) issued 4,300 shares of Series K Convertible Preferred Stock, all as described in the Company's Form 8-K dated September 20, 2006.

For purposes of accounting for the warrants and the cash due diligence fees paid to MAG, the Company initially determined such costs were “indirect” costs related to the Acquisition and recorded them as an expense. The Company also initially viewed the transaction bonuses and a significant portion of the fair value of the Series K Convertible Preferred Stock as “indirect” costs and recorded these amounts as expenses as well. Subsequently, the Company determined such costs should be included as “direct” acquisition costs as defined under SFAS No. 141 “Accounting for Business Combinations.” Such “direct” acquisition costs have been included as part of the purchase price of the Acquisition. The inclusion of these costs resulted in the immediate impairment of the carrying amount of goodwill on September 20, 2006, the date of the Acquisition. The reclassification of these items to the Company's consolidated statement of operations will result in a decrease of $51,012,250 in “Transaction Related Charges” and a corresponding increase to “Impairment of Goodwill.”

The following table reflects the effect of the restatement on each of the financial statement line items for the three and nine months ended September 30, 2006:

	Quarter Ended September 30, 2006			As of or for the Nine Months Ended September 30, 2006
	As Filed	Adjustment	As Restated	As Filed	Adjustment	As Restated
Consolidated Statements of Operations:
Selling, general & administrative	$331,209	$21,885,593	$22,216,802	$529,589	$21,885,593	$22,415,182
Impairment of goodwill	-	51,012,250	51,012,250	-	51,012,250	51,012,250
Transaction related charges	(72,014,072)	72,014,072	-	(72,014,072)	72,014,072	-
Operating loss	(355,150)	(72,897,843)	(73,252,993)	(553,530)	(72,897,843)	(73,451,373)
Net loss attributable to common stockholders	(101,377,965)	(883,771)	(102,261,376)	(101,724,041)	(883,771)	(102,607,812)
Net loss per share, basic and diluted	(133.80)	(1.16)	(134.96)	(199.90)	(1.74)	(201.64)
Consolidated Balance Sheet:
Additional paid in capital				306,270,953	883,771	307,154,724
Accumulated deficit				(278,823,435)	(883,771)	(279,707,206)

Consolidated Statement of Cash Flows				8,505,969	-	8,505,969

Consolidated Statement of Shareholders' Equity				30,991,350	-	30,991,350

The composition of the above adjustments includes the following:

	Quarter Ended September 30, 2006	As of or for the Nine Months Ended September 30, 2006
Adjustment to selling, general & administrative expenses:
Reclassification of common stock options and warrants issued to Ocean Park Advisors LLC	$20,851,974	$20,851,974
Increase in stock compensation for August 11, 2006 grants	883,771	883,771
Reclassification of stock-based compensation	149,848	149,848
	$21,885,593	$21,885,593

Adjustment to impairment of goodwill:
Reclassication of amounts previously classified as "Transaction Related Charges"	$51,012,250	$51,012,250

Adjustment to amounts previously classifed costs as transaction-related charges:
Reclassification of common stock options and warrants issued to Ocean Park Advisors LLC	$(20,851,974)	$(20,851,974)
Reclassication of impairment of goodwill	(51,012,250)	$(51,012,250)
Reclassification of stock-based compensation	(149,848)	(149,848)
	$(72,014,072)	$(72,014,072)

The restatement has no effect on our assets, liabilities, or total cash flows, and none of the adjustments resulting from the restatement has any impact on cash balances for any period.

Stock Split and Amendment to Shares Authorized

On June 15, 2006, the Board of Directors of the Company approved a one (1) for one hundred (100) reverse stock split of the Company's common stock. The record date of the stock split was June 30, 2006. All share and per share information has been adjusted to give effect to the stock split for all periods presented, including all references throughout the financial statements and accompanying notes. In connection with this stock split, the Board of Directors approved an amendment to the Company's Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000, and the number of authorized shares of preferred stock to 50,000. The Board also approved amendments to the Certificates of Designations for the Company's Series H and Series I Convertible Preferred Stock to adjust the conversion price of each such series of preferred stock to reflect the stock split.

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

The Company records revenues from the sale of unblended biodiesel fuel based on market prices the Company's able to charge. For buyers of unblended fuel who are certified blenders registered with the IRS, they can pursue amounts available under federal incentive programs (currently $1.00 per gallon) related to the blending of biodiesel fuel with petroleum diesel.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS No. 142, “Goodwill and Other Intangible Assets” , requires that an acquired intangible asset meeting certain criteria shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived assets should not be amortized, but shall be tested for impairment annually or more frequently, if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive:

	September 30, 2006	September 30, 2005
Common stock options	3,127,312	4,066
Common stock warrants	11,642,866	705,614
Convertible subordinated debt	--	3,650,000
Convertible senior notes	--	975,000
Convertible preferred stock - Series F	--	66,667
Convertible preferred stock - Series G	--	500,000
Convertible preferred stock - Series H	2,722,400	--
Convertible preferred stock - Series J	37,561,583	--
Convertible preferred stock - Series K	11,110,000	--
Restricted stock	--	643
Total	66,164,161	5,901,990

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations and followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148 “Accounting for Stock-Based Compensation--Transition and Disclosure.”

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

The expected option term was estimated based upon the vesting period of the options and management's expectation of exercise behavior. The expected volatility of the Company's stock price is based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

	Three and Nine Months ended September 30, 2005
	Three Months	Nine Months (As Restated)
Loss available to common shareholders, as reported	$(366,581)	$(8,415,092)
Stock-based employee compensation expense included in net loss available to common shareholders	--	--
Stock-based employee compensation expense determined under fair value method		(143,518)

Pro forma net loss available to common shareholders	$(366,581)	$(8,558,610)

Loss per share available to common shareholders:
Basic and diluted, as reported for 2006	$(1.04)	$(23.96)
Basic and diluted, pro forma	$(1.04)	$(23.96)

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

Risks and Uncertainties

The Company receives a federal excise tax credit of $1.00 per gallon of biodiesel sold in blended form (with petroleum diesel), and can sell biodiesel in unblended form (“B100”) at a premium over petroleum diesel of approximately $1.00 per gallon to other fuel blenders (as registered with the IRS) who may then collect the tax credit. The federal excise tax credit is scheduled to expire on December 31, 2008. There are no assurances the tax credit will be extended beyond December 31, 2008. The loss of the tax credit would have a significant, material adverse effect on the Company's operations.

The Company's results of operations will be significantly affected by the cost and supply of soybean oil, other alternative feedstocks, and chemical inputs used in the production of biodiesel fuel. The price of soybean oil or other inputs are influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of soybean crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of soy oil is difficult to predict. Any event that tends to negatively affect the supply of soy oil, such as adverse weather or crop disease, could increase soy oil prices and potentially harm our business. In addition, Vanguard may also have difficulty, from time to time, in physically sourcing soy oil or other inputs on economical terms due to supply shortages. Such a shortage could require Vanguard to suspend operations until soy oil or other inputs are available at economical terms, which would have a material adverse effect on the results of operations and financial position.

The Company is subject to the laws of the State of Louisiana. Louisiana state law requires that a “distributor” or “blender” of motor fuels post a bond in the amount of $20,000 in favor of the state Secretary as surety against its collection of motor fuels sales taxes, while “suppliers” or fuel terminal operators are to post a $2,000,000 bond. Historically, Vanguard was classified as a “blender” by the Louisiana Department of Revenue (“LDR”), and is a registered “blender” with the Internal Revenue Service (“IRS”). In August 2006, Vanguard was informed by the LDR that its classification as a blender (and not a supplier), was subject to review. In October 2006, the LDR notified the Company that it may be classified as a supplier, but would not require the Company to post a $2,000,000 bond until January 31, 2007, pending further review of the state statutes and possible legislative action. As of the date of this report, no further action is presently required of the Company. However, if the Company is subsequently required to post a $2,000,000 surety bond, the Company may be asked by the surety company to establish cash collateral for a substantial portion or all of such amount, which would reduce the Company's immediately-available cash funds and adversely affect its liquidity. There is no guarantee the Company will be classified as a blender upon further review by the LDR, or that it will obtain an extension beyond January 31, 2007, or that remedial legislative action will be implemented by the State of Louisiana.

The Company is also subject to federal, state and local environmental laws and regulations. Vanguard does not anticipate expenditures to comply with such laws and regulations would have a material impact on Vanguard's financial position, results of operations, or liquidity. Vanguard believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company will be required to adopt SFAS No. 157 as of January 1, 2008 and is evaluating the impact and has not yet determined the effect on its earnings or financial position.

4.	Inventories

Inventories consist of the following:

September 30, 2006
Raw materials	$371,136
Finished goods	66,166
$437,302

5.	Line of Credit and Notes Payable

In connection with the Acquisition, the Company assumed and is party to a credit agreement with First South Farm Credit, ACA that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan.

The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender's referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006, and is payable monthly with the outstanding principal balance due on July 1, 2007. The line of credit is due upon demand. The agreement also permits the Company to issue letters of credit which are secured by the line and reduces the amount of borrowings available under the agreement. At September 30, 2006, the amount available under the line of credit was $500,000, with additional advances subject to the discretion of the lender. Pursuant to the lender's agreement to make such additional advances, the amount outstanding under the line of credit at September 30, 2006 was $1,667,380.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender's referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006 and is payable quarterly. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each.

The credit agreement requires the Company to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard's working capital and net assets position, the most restrictive of which is maintaining a cash flow coverage ratio of at least 1.25 to 1.00. As of September 30, 2006, the Company was not yet required to comply with these covenants.

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

At September 30, 2006, the Company had available no significant U.S. tax net operating loss carry forwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a company's net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. The Company's net operating loses will be subject to limitations due to a change in ownership that occurred in December 2005. The Company provided for a valuation allowance of 100% of the net deferred tax assets.

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

The Company's issued and outstanding preferred stock consists of Series H, Series J and Series K convertible preferred stock (herein referred to as “Series H Preferred”, “Series J Preferred” and “Series K Preferred”, respectively or collectively the “Preferred”). The Company has authorized 50,000 shares of preferred stock, $1.00 par value per share, of which 28,222, 2,850 and 4,300 shares are designated as Series H, Series J and Series K preferred stock, respectively.

On December 6, 2005, the Company issued 27,889 and 13,794 shares of Series H and Series I Preferred in exchange for the cancellation of 10,000 and 15,000 shares of Series F and Series G convertible preferred stock. In connection with the Acquisition, the holders of the Series I preferred stock converted their shares into 1,379,400 shares of common stock.

In connection with the Acquisition, the Company issued 2,850 shares of Series J Preferred at $10,000 per share, for total cash proceeds of $28,500,000. Each share is convertible at any time into 10,000 shares of common stock. On an as converted basis, the preferred stock was issued at $0.7587 per share. The quoted closing market price of the Company's common stock on the date of issuance of the Series J Preferred was $3.10. In accordance with EITF 00-27, this created a beneficial conversion to the holders of the preferred stock and a deemed dividend, which was limited to the proceeds received of $28.5 million. In the third quarter of 2006, the Company recognized a non-cash charge of $28.5 million relating to a deemed dividend upon our issuance of our Series J preferred stock. The full intrinsic value of the beneficial conversion feature was recognized on the date of issuance since the underlying security was immediately convertible to common stock.

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred stock to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $34,441,000 which was allocated to the Acquisition purchase price based on the quoted closing price of the Company's common stock on the date of acquisition.

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

Each share of Series K Preferred is convertible into 2,584 shares of common stock, subject to adjustment for dividends. All Series K Preferred will automatically convert into fully-paid and non-assessable shares of Common Stock at the conversion rate in effect at the time of conversion, determined as the first to occur of either (i) an amendment to the Company's Amended and Restated Articles of Incorporation, or (ii) the merger of the Company into a Delaware corporation, in either case resulting in a sufficient number of authorized shares of Common Stock to issue the number of shares of Common Stock that are issuable upon conversion of all outstanding shares of Series K Preferred.

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

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to Ocean Park Advisors, LLC (“OPA”), a firm controlled by W. Bruce Comer III and Heng Chuk (the Company's Chief Executive Officer and Chief Financial Officer, respectively), to purchase up to 4,827,921 shares of common stock as consideration for OPA's waiver of certain anti-dilution provisions of its Series I convertible preferred stock, and OPA's subsequent conversion of 13,794 shares of Series I convertible preferred stock into 1,379,400 shares of common stock. The OPA warrants have an exercise price of $0.7587 per share and are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA warrants was $14,807,934. As the principals of OPA are officers and directors of the Company and OPA held more than 10% of the Company's outstanding common stock at the time of the transaction, the transaction was deemed to be related-party in nature, and the Company charged the value ascribed to the warrants to operations on the date of the Acquisition.

Stock Option Plan

On August 11, 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended on September 20, 2006, shall be submitted to the stockholders of the Company at a meeting of stockholders and, if approved by a majority of the voting power thereof, the 2006 Plan shall become effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company's common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of the Company's common stock, subject to adjustment in the event of stock splits and other similar events may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan shall be administered by the Compensation Committee of the Board of Directors, and shall expire 10 years after adoption, unless terminated earlier by the Board.

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

On August 11, 2006, the Company granted W. Bruce Comer III, its Chief Executive Officer, and Heng Chuk, its Chief Financial Officer options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Two members of the Company's board of directors were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director) as discussed above. The Company also issued an option to purchase 21,675 shares of common stock to an advisor, at an exercise price of $0.42 per share and vesting fully on December 1, 2006. All stock options issued to the above individuals expire on March 15, 2007, and are not exercisable until approval by the stockholders of the Company. The Company estimated the value of the underlying common shares using the quoted closing price of $6.00 per share on the date of grant.

On September 20, 2006, in connection with the Acquisition, the Company granted options to purchase an aggregate of 0.5% of the fully-diluted common stock (equal to 348,480 common shares as of September 20, 2006), to each of two non-executive members of the Company's Board of Directors.

The value ascribed to the two non-executive Directors' options was $2,035,884. The Company has recorded stock-based compensation in the amount of $58,567 for the three and nine months ended September 30, 2006 for the issuances to the two non-executive Directors and will continue to record compensation costs over the remaining requisite service periods.

The value of the stock was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

On September 20, 2006, in connection with the Acquisition, the Board of Directors granted OPA options to purchase 2,069,109 shares of common stock in connection with a Management Services Agreement dated September 20, 2006. The options have an exercise price of $0.7587 per share and vest fully at the later of 1) the date the quoted closing price for the Company's common stock reaches $1.33 per share or higher, and 2) the date the Plan and the requisite increase in the Company's authorized capital stock are approved by shareholders. The OPA options have an expected life of five years.

The values of these stock options were determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA stock options was $6,044,040. Since the quoted closing price of the Company's common stock on the date of grant was above $1.33 and shareholder approval of the Plan and related measures was considered perfunctory due to the obligations of the parties under the Voting Agreements, the options were considered fully vested and the Company charged the value ascribed to the statement of operations on the date of acquisition.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report on Form 10-QSB/A of Diametrics Medical, Inc. for the three and nine months ended September 30, 2006 contains forward-looking statements, principally in the sections entitled “Management's Discussion and Analysis of Results of Operations and Financial Condition” and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks described on pages 10-18 of the Form 8-K we filed with the SEC on September 26, 2006 (the “September 8-K”). You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

In addition to expanding the Pollock facility's production capacity, we may seek to acquire additional biodiesel production facilities and transport and distribution sites in the Gulf Coast region, nationwide, or internationally. Furthermore, we may seek to acquire, construct or otherwise participate in other projects relating to the production, transportation, marketing or distribution of biodiesel, feedstock or other chemical inputs to the biodiesel process.

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

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes . Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods' financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of January 1, 2006 with no material impact on our financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This pronouncement recommends a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the Company's tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its financial statements.

Results of Operation

As a result of the Acquisition, our new business is the production of biodiesel fuel and the development of biodiesel production facilities in the United States. Prior to the Acquisition, we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. The Company was previously involved with the development, production and distribution of medical devices since its inception; all such operations were discontinued during 2005. The Company's financial results for the three and nine month periods of fiscal 2005, as compared to the three and nine month periods of fiscal 2006 are not meaningful. Accordingly, only the results of the post-Acquisition company will be discussed, unless we determine certain pre-Acquisition information may be useful.

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

The implied fair value of goodwill was derived from our valuation of Vanguard which was performed prior to the Acquisition. Based on Vanguard's future projected discounted cash flows at that time, we determined the valuation of Vanguard was approximately $22.0 million. Such valuation was reflected in the cash purchase price of $17,699,378 paid for 80% of the Vanguard membership interests. The remaining 20% of the Vanguard membership interests were acquired through the issuance of 4,300 shares of our Series K convertible preferred stock with a fair value of $34,441,000 based on the quoted closing of our stock on the date the Acquisition. We also incurred direct acquisition costs totaling $21,271,872. Included in direct acquisition costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock to M.A.G. Capital, LLC (“MAG”), the largest single beneficial owner of our equity securities. These warrants were granted in exchange for MAG's assignment of the rights they held to acquire Vanguard.  We also paid MAG a cash due-diligence fee of $435,000 and incurred legal and other direct acquisition costs of $249,721. The fair value of the warrants was valued at $19,872,178.

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

Other Income

Other income for the third quarter of 2006 totaled $125,116, and consisted of proceeds received from the sale of our equity interests in TGC Research Limited, a subsidiary that held intellectual property assets related to Diametrics' previously discontinued business operations, to Glumetrics, Inc. in July 2006.

Change in Fair Value of Derivative Liabilities

The change in the fair value of derivative liabilities for the three and nine month periods ended September 30, 2006 totaled $0, as compared to a gain of $182,306 and $1,863,427 for the three months and nine months ended September 30, 2005, respectively. As part of an exchange offering undertaken by us in December 2005, the underlying securities were exchanged for preferred stock. As such, the Company's liabilities under the convertible instrument were terminated.

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

At September 30, 2006, we had $3,167,380 in bank debt outstanding under a credit agreement with First South Farm Credit, ACA. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender's referenced prime rate plus 1.25%, or 9.5% per annum at September 30, 2006, and is payable monthly with the outstanding principal balance due on July 1, 2007. The amount available under the line of credit is $500,000, with additional advances subject to the discretion of the lender. The line of credit is due upon demand. At September 30, 2006, the amount outstanding under the line of credit was $1,667,380.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender's referenced prime rate plus 1.25%, or 9.5% per annum as at September 30, 2006 and is payable quarterly. Commencing January 1, 2007, the Company is required to make 10 annual principal payments of $150,000 each. At September 30, 2006, the principal amount of $1,500,000 was outstanding under the term loan.

The credit agreement requires the Company to achieve by December 31, 2006 and maintain thereafter certain financial and non-financial covenants based on Vanguard's working capital and net assets position, the most restrictive of which is maintaining a cash flow coverage ratio of at least 1.25 to 1.00. As of September 30, 2006, the Company was not yet required to comply with these covenants.

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

Income Tax Carryforwards

At September 30, 2006, we had no available U.S. tax net operating loss carryforwards. Pursuant to the Tax Reform Act of 1986, utilization of a company's net operating loss carryforwards is limited when continuity of business operations is not maintained or when there is a “change in ownership”.

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

PART II -- OTHER INFORMATION
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

Date: June 11, 2007