Form 10QSB
period 2007-06-30
ALLEGRO BIODIESEL CORP
filed 2007-08-07
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

Allegro Biodiesel Corporation
Incorporated pursuant to the Laws of Delaware

Internal Revenue Service -- Employer Identification No. 20-5748331

6033 West Century Boulevard, Suite 1090, Los Angeles, California 90045
(310) 670-2093

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 7, 2007, 21,314,802 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format. Yes  ☐  No  ☒

Allegro Biodiesel Corporation

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$1,306,036
Accounts receivable, net	1,172,767
Inventory	555,749
Promissory note receivable	640,711
Other current assets	588,851
Total current assets	4,264,114

Property and equipment, net	4,949,956
Intangible assets, net	3,847,950
Goodwill	19,978,894
Other	25,896
Total assets	$33,066,810

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$790,000
Accounts payable	631,059
Accrued expenses	2,431,670
Total current liabilities	3,852,729
Notes payable and line of credit	2,867,379
Total liabilities	6,720,108

Shareholders’ equity:
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized
Issued and outstanding shares - 27,354,006	300,492
Common stock, $0.01 par value: 150,000,000 shares authorized
Issued and outstanding shares - 21,203,302	212,034
Additional paid−in capital	314,556,658
Accumulated deficit	(288,722,482)
Total shareholders’ equity	26,346,702
Total liabilities and shareholders' equity	$33,068,810

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$3,871,643	$-	$5,714,817	$-
Cost of sales, net of excise tax credits for the three and six months ended June 30, 2007 of $173,664 and $253,198, respectively	3,900,247	-	5,985,228	-
Gross loss	(28,604)	-	(270,411)	-

Operating expenses:
Selling, general and administrative	2,425,162	157,493	4,500,675	198,380
Amortization of intangible assets	226,350	-	452,700	-
Impairment of goodwill	-	-	-	-
Total operating expenses	2,651,512	157,493	4,953,375	198,380
Operating loss	(2,680,116)	(157,493)	(5,223,786)	(198,380)
Other Income (Expense):
Interest expense	(54,642)	(82,311)	(141,256)	(164,417)
Interest income	12,661	718	51,497	1,737
Registration rights	(143,750)	-	(381,250)	-
Other, net	-	3,917	-	14,984
Loss before income taxes	(2,865,847)	(235,169)	(5,694,795)	(346,076)

Income tax benefit (provision)	-	-	-	-
Net loss	(2,865,847)	(235,169)	(5,694,795)	(346,076)
Deemed dividend on preferred stock	(1,049,993)	-	(1,619,993)	-
Loss available to common shareholders	$(3,915,840)	$(235,169)	$(7,314,788)	$(346,076)

Net loss per share, basic and diluted	$(0.19)	$(0.56)	$(0.38)	$(0.90)
Weighted average number of common shares under in per share calculations	20,277,157	417,717	19,310,170	384,317

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,694,795)	$(346,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	696,495	-
Stock-based compensation	2,164,006	10,558
Accretion of convertible notes payable and amortization of debt discount	-	127,636
Changes in operating assets and liabilities:
Accounts receivable	(658,036)	-
Inventory	101,496	-
Prepaid expenses and other assets	(319,026)	36,589
Accounts payable	(59,479)	(461,139)
Accrued expenses	103,802	36,080
Net cash used in operating activities	(3,665,537)	(596,352)

Cash flows from investing activities -
Capital expenditures	(456,718)	-

Cash flows from financing activities:
Proceeds from issuance of convertible notes	-	300,000
Proceeds from issuance of promissory note	640,000	-
Issuance of promissory note	(640,000)	-
Principal payments on notes payable	(150,000)	-
Net cash provided by (used in) financing activities	(150,000)	300,000

Net decrease in cash and cash equivalents	(4,272,255)	(296,352)
Cash and cash equivalents at beginning of period	5,578,291	380,827
Cash and cash equivalents at end of period	$1,306,036	$84,475

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$204,210	$-
Cash paid during the period for income taxes	$300	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

1.	Business

Allegro Biodiesel Corporation (“Allegro” or the “Company”) is a producer and distributor of biodiesel fuel. The Company owns an operating production facility in Pollock, Louisiana. The Company began production in April 2006, becoming the first operational producer of biodiesel in the state of Louisiana. The product is sold both unblended and blended with petroleum diesel, primarily to regional wholesale bulk fuel distributors and to the local Louisiana market.

Acquisition of Talen’s Marine and Fuel

On June 22, 2007, the Company entered into a definitive agreement to acquire ("the Acquisition") all of the outstanding stock of Talen’s Marine & Fuel, Inc. (“Talen’s”). Talen’s is a midstream fuel supplier with six docks, and a seventh in development, strategically located along the Gulf Intracoastal Waterway and the Gulf Coast. Talen’s sold approximately 110 million gallons of diesel fuel in 2006, and has recently begun to deliver biodiesel to its customers. Over the past 37 years, Talen’s has established a strong reputation of superior customer service. Its dock facilities provide fuel, lubricants and services to marine and offshore vessels throughout southern Louisiana and parts of Texas. In addition, Talen’s owns a fleet of boats, barges and trucks capable of delivering fuel and lubricants to Louisiana, Mississippi, Texas, and Alabama.

If the Acquisition is consummated, the Company will pay approximately $22,900,000 to acquire Talen’s outstanding stock and certain real property and to relieve debt obligations due to certain related parties. Talen’s will continue to have approximately $19,100,000 in debt owed to third parties. The final purchase price is subject to adjustment for changes in working capital and debt, and the Acquisition is subject to certain closing conditions, including the Company’s securing of financing of not less than $30 million, the satisfactory restructuring or refinancing of Talen’s existing bank debt, and customary closing conditions. The Acquisition is expected to close during the third quarter of 2007.

Management’s Plan of Operations

Management believes its existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements through the first quarter of fiscal 2008. The Company will need to seek additional debt and/or equity financing during the first quarter of 2008, or sooner if it experiences downturns or cyclical fluctuations in its business that are unforeseen, more severe or longer than anticipated, if it fails to achieve anticipated revenue targets, if it experience significant increases in the cost of inputs used to produce biodiesel fuel, declines in the selling prices of biodiesel or increases in its expense levels, or if it engages in additional strategic transactions. As discussed above, the Company is seeking debt and/or equity financing to consummate the Acquisition, and such financing is a condition to its closing. As part of the financing, the Company is actively seeking capital to fund its current business. Management believes such funds will be available to the Company, however, the Company cannot assure you that such financing will be available to the Company on favorable terms, or at all.

As of June 30, 2007, the Company had working capital of $48,825.  Included as a reduction of working capital is $1,737,822 of accrued dividends which the Company may pay, at its option, in shares of Series A convertible preferred stock or in cash.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Allegro Biodiesel Corporation are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Company’s Form 10-KSB have been omitted.  The results of operations for the three month and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company’s financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company’s management and, as a result, are subject to an inherent level of uncertainty.

Accounting for Stock Options Issued to Consultants

The Company measures its non-employee stock-based compensation under the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s services are performed. The fair value of the equity instrument is charged directly to operations and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement

The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. From April 13, 2007 to June 13, 2007, the Company incurred penalties under the registration rights agreement it entered into on September 20, 2006. The registration statement was declared effective on June 13, 2007. As of June 30, 2007, the Company accrued $381,250 for penalties associated with the non-registration of the underlying shares. See Note 7.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of June 30:

	June 30,
	2007	2006
Common stock options	3,345,644	41,431
Common stock warrants	6,728,825	722,941
Convertible debt	-	1,621,159
Convertible preferred stock - Series A	36,031,116	-
Convertible preferred stock - Series B	1,525,400	-
Convertible preferred stock - Series H	-	2,722,400
Convertible preferred stock - Series I	-	1,379,400
	47,630,985	6,487,331

3.	Notes Receivable

On June 26, 2007, the Company loaned Talen’s $640,000 pursuant to (i) a loan agreement with Talen’s, Talen Landing II, Inc. and C. Raymond Talen, and (ii) a promissory note with Talen’s. The loan is secured by a mortgage on certain real property and is personally guaranteed by C. Raymond Talen. (The loan agreement, promissory note, mortgage and guarantee are collectively referred to herein as the “Talen’s Loan Documents.”) The loan bears interest at a rate of 10% per annum with the principal and accrued interest due on the earlier of (i) September 24, 2007, or (ii) the closing of the Acquisition. The proceeds of the loan were borrowed from a third-party. See Note 6.

4.	Inventories

Inventories consist of the following at June 30, 2007:

Raw materials	$182,048
Finished goods	373,701
$555,749

5.	Accrued Expenses

Accrued expenses consist of the following at June 30, 2007:

Dividends on preferred stock	$1,737,822
Registration rights penalties	381,250
Other	312,598
$2,431,670

6.	Line of Credit and Notes Payable

The Company’s wholly-owned subsidiary, Vanguard Synfuels, L.L.C. (“Vanguard”), is party to a credit agreement with First South Farm Credit, ACA (“First South”). On June 27, 2007, Vanguard entered into an amended and restated loan agreement with First South, replacing a binding letter of approval with First South relating to certain amendments to the original credit agreement that were approved in April 2007. The Company has provided a guarantee of Vanguard’s performance of its obligations under the loan agreement in favor of First South. The amendments include a 2-year renewal of the $2,000,000 line of credit so that the outstanding principal balance is due July 1, 2009, and require Vanguard to achieve and maintain certain financial and non-financial covenants based on its working capital and net assets position, including maintaining an excess of total assets over total liabilities of not less than $1,500,000 by December 31, 2006, and achieving a minimum working capital of $500,000 and the maintenance of a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2007. The amount outstanding under the First South line of credit at June 30, 2007 was $1,667,379 and has been classified as long-term debt in the accompanying consolidated financial statements.

The First South term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of Vanguard. Commencing January 1, 2007, Vanguard is required to make 10 annual principal payments of $150,000 each. The amount outstanding under the term loan at June 30, 2007 was $1,350,000.

On June 28, 2007, the Company borrowed $640,000 from The Bel Fixed Income Portfolio pursuant to a promissory note. The note bears interest at a fixed rate of 12% per annum with principal and accrued interest due on or before December 28, 2007. The proceeds of the loan were loaned to Talen’s. The promissory note is secured by the Talen’s Loan Documents. See Note 3.

7.	Preferred Stock

Registration Rights Agreement

In connection with the issuance of the Series A convertible preferred stock on September 20, 2006, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the Common Stock underlying the Series A preferred stock under the Securities Act. The Company filed that registration statement on December 13, 2006 and was required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by April 12, 2007. The Company was required to pay the holders of the Series A convertible preferred stock an amount equal to $6,250 for each day subsequent to April 13, 2007 that the registration statement was not effective; provided, however, that the obligation of the Company to pay such penalties ceased on the earlier of September 20, 2008 or when the registration statement was declared effective, regardless of the number of shares included in the registration statement at that time. The registration statement was declared effective on June 13, 2007. Through June 30, 2007, the Company accrued $381,250 in registration rights penalties. The Company intends to satisfy this obligation through the payment of cash, stock or a combination thereof.

During the six months ended June 30, 2007, 1,230,490 (including 69,242 shares issued for payment of accrued dividends) and 11,970 shares of Series A and Series B convertible preferred stock, respectively were converted into 1,621,747 and 1,197,000 shares of common stock, respectively.

8.	Common Stock

On June 13, 2007, the Company issued 91,280 shares of common stock in satisfaction of $69,242 of accrued dividends on shares of Series A convertible preferred stock. Since the value of the shares issued (based on the closing stock price on the date of issuance) was greater than the amount due if such dividends were paid in cash, the Company recorded additional non-cash dividends of $446,263 during the three months ended June 30, 2007.

Exercise of Common Stock Warrants

On January 25, 2007, Ocean Park Advisors, LLC elected to exercise certain of its warrants to purchase 4,827,921 shares of the Company’s common stock via a cashless exercise, which resulted in the issuance of 3,765,097 common shares to Ocean Park Advisors.

Stock Options

On March 14, 2007, the Company amended the expiration date of certain stock options granted on August 11, 2006 to purchase 361,243 common shares from March 15, 2007 to December 31, 2007. The Company accounted for this amendment in accordance with FAS 123(R) and recorded a charge of $41,618 to the statement of operations for the modification during the six months ended June 30, 2007.

On March 14, 2007, the Company entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performs management and consulting services for the Company. The term of the agreement extends through August 3, 2007. Mr. Galleberg is entitled to stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock, provided that no such options will be granted until the eleventh day after the effectiveness of a registration statement filed by the Company under the Securities Act of 1933 after February 5, 2007. The options are fully vested on the respective date of grant, have a term of five years, and an exercise price equal to the fair market value of our common stock on the grant date. During the six months ended June 30, 2007, the Company granted 183,332 stock options under this agreement.

During the three and six months ended June 30, 2007, the Company recorded stock compensation expense totaling $1,132,998 and $2,164,006, respectively.

9.	Supplemental Non-Cash Investing and Financing Activities

During the six months ended June 30, 2007, the Company converted $69,242 of accrued dividends on its Series A convertible preferred stock into 91,280 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of Allegro Biodiesel Corporation for the three months ended June 30, 2007 contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, our audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

Our Business

We are a producer of biodiesel fuel, and own and operate a biodiesel production facility at a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility has a current estimated production capacity of 12 million gallons of biodiesel per year. The Pollock Facility uses renewable agricultural-based feedstock to produce biodiesel. We are the first, and currently only, operational producer of biodiesel in Louisiana.

Our primary source of revenue is the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification, and sell fuel to wholesalers and local retail users who purchase pure biodiesel (known as B100) or blended diesel fuel, such as B20 (which is a blend of 20 percent biodiesel, and 80 percent petrodiesel).

Trends and Factors Affecting Our Business

Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels. The wholesale price of petroleum diesel historically has been highly volatile in both the short and long-term. For example, during 2006, wholesale petroleum-based diesel prices in the Gulf Coast have ranged from a low of approximately $1.65 to a high of approximately $2.45. During the first half of 2007, the average price per gallon in the Gulf Coast region of the United States ranged between $1.72 and $2.12, respectively. The changes in diesel prices since the summer of 2006 has led to a similar changes in the price of biodiesel over that period, which in turn affected our sales.

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. Soybean oil is the primary input used and is our single largest expense. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. The price for refined soybean oil has been steadily increasing since the beginning of 2006, and increased to approximately $2.85 per gallon as of June 2007, as compared to approximately $1.90 per gallon at the beginning of 2006. This increase in soybean oil prices has had a significant, negative effect on our profit margins. In addition, we have experienced price fluctuations in other inputs such as sodium methylate and methanol.

Strategy

In addition to the production of biodiesel fuel, we are actively pursuing a strategy of vertical integration - to expand into the marketing and distribution of diesel fuels, as well as the production of feedstock inputs to the biodiesel process. We believe that our vertical integration strategy will help us diversify our revenue streams and manage our commodity price exposure, expand our customer base and product margins, and increase our scale for additional operating efficiencies.

In furtherance of our vertical integration strategy, in June 2007 we entered into an agreement to acquire Talen’s Marine & Fuel, Inc. (“Talen’s”). This acquisition is expected to close during the third quarter of 2007, subject to certain closing conditions. Talen’s is a midstream fuel supplier with six docks, and a seventh in development, strategically located along the Gulf Intracoastal Waterway and the Gulf Coast. Talen’s sold approximately 110 million gallons of diesel fuel in 2006, and has recently begun to deliver biodiesel to its customers. Over the past 37 years, Talen’s has established a strong reputation of superior customer service. Its dock facilities provide fuel, lubricants and services to marine and offshore vessels throughout southern Louisiana and parts of Texas. In addition, Talen’s owns a fleet of boats, barges and trucks capable of delivering fuel and lubricants to Louisiana, Mississippi, Texas, and Alabama.

With respect to our biodiesel production, we are currently pursuing measures to decrease the cost of feedstock and improve our operating efficiency. During the second quarter of 2007, we installed a methanol distillation system in order to reduce our methanol usage needs in the production of biodiesel. In April 2007, we began to introduce crude soybean oil feedstock into our biodiesel production process, which to-date has used more expensive refined soybean oil as the primary feedstock. In June 2007, we began exploring the use of pretreated animal tallow as an additional low-cost feedstock. We are currently pursuing proposals on additional equipment systems that will allow a higher proportionate usage of crude feedstocks, with the purpose of enabling greater cost savings thereby. In addition, we are pursuing other lower-cost modes of transport (such as freight by river barge, instead of rail or truck) for inbound supplies as well as outbound finished product. Lastly, we also plan to increase our production and sales of biodiesel to utilize the capacity of the Pollock Facility. In the future, we may increase our annual current production capacity from 12 million gallons to 20 million gallons, but any such increase is subject to our obtaining additional financing and market conditions.

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

We record revenues from the sale of unblended biodiesel fuel based on market prices we are able to charge. For buyers of unblended fuel who are certified blenders registered with the IRS, they can pursue amounts available under federal incentive programs (currently $1.00 per gallon) related to the blending of biodiesel fuel with petroleum diesel.

We also sell blended biodiesel fuel to buyers not certified as blenders with the IRS. Sales of blended fuel to such customers are also based on market prices. Upon the sale of blended biodiesel fuel, we (not the buyer) may be eligible to collect certain amounts under federal incentive programs (currently $1.00 per gallon). When all requirements of the applicable incentive program have been met, generally occurring at the time of sale of blended fuel, we record a reduction to cost of sales for the amount of credits we are to receive.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or as the services are performed. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to operations and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of June 30, 2007, the Company accrued $381,250 for estimated penalties associated with the non-registration of the underlying shares.

Results of Operation

Immediately prior to our acquisition of Vanguard Synfuels, LLC on September 20, 2006 (the “Vanguard Acquisition”), we were considered a “shell company” (as defined by the Securities and Exchange Commission) with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. We were previously involved with the development, production and distribution of medical devices since our inception; all such operations were discontinued during 2005, and we did not resume operations until the completion of the Vanguard Acquisition in September 2006. As a result, we believe that a comparison of our financial results for the three month and six month periods ended June 30, 2007, to the three and six month period ended June 30, 2006, is not meaningful.

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Sales

For the second quarter of 2007 compared to the comparable period in 2006, our sales increased from $0 to $3,871,643. The increase resulted from the inclusion of sales from Vanguard, which was acquired subsequent to the second quarter of 2006.

Gross Profit (Loss)

For the second quarter of 2007 our gross loss was $28,604, as compared to $0 for the same period during 2006. Our gross loss as a percentage of sales, or gross margin, was (1)% in the second quarter of 2007. We did not have sales during the second quarter of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,425,162 for the second quarter of 2007 compared to $157,493 for the same period in 2006. The increase in these expenses resulted from the inclusion of the operating expenses of Vanguard, stock-based compensation, professional fees and depreciation expense.  Included in selling, general and administrative expenses in the second quarter of 2007 is $1,132,998 of non-cash stock based compensation expense and $85,323 of depreciation expense.

Amortization of Intangible Assets

For the second quarter of 2007 our amortization of intangible assets was $226,350, compared to $0 for the same period in 2006. The increase during the second quarter of 2007 resulted from the Vanguard Acquisition.

Interest Expense

Interest expense for the second quarter of 2007 relates to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA. During the second quarter of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were subsequently cancelled and converted into common stock in connection with the Vanguard Acquisition.

For the second quarter of 2007 we incurred interest expense of $54,642 compared to $82,311 for the same period in 2006. Interest expense for the second quarter of 2006 included $63,818 of non-cash accretion for the $750,000 convertible notes described above.

Interest Income

Interest income for the second quarter of 2007 was $12,661 compared to $718 for the same period in 2006. The increase resulted from higher average cash balances during the second quarter of 2007.

Registration Rights Penalties

Penalties payable under our Series A convertible preferred stock registration rights agreement was $143,750 during the second quarter of 2007 as compared to $0 for the same period in 2006. See Note 7 to the Notes to Consolidated Financial Statements.

Other Income

Other income was $0 during the second quarter of 2007 compared to $3,917 during the same quarter of 2006.

Preferred Stock Dividends

During the second quarter of 2007, dividends relating to our Series A convertible preferred stock totaled $1,049,993, compared to $0 for the comparable period in 2006. The Series A convertible preferred stock was issued during the third quarter of 2006. During the second quarter of 2007, we issued 91,280 shares of common stock to satisfy $69,242 of accrued dividends. Since the value of the shares issued based on the closing stock price on the date of issuance) was greater than the amount due if such dividends were paid in cash, we recorded additional non-cash dividends of $446,263.

Results of Operation for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Sales

For the first half of 2007 compared to the comparable period in 2006, our sales increased from $0 to $5,714,817. The increase resulted from the inclusion of sales from Vanguard, which was acquired subsequent to the second quarter of 2006.

Gross Profit (Loss)

For the first half of 2007 our gross loss was $270,411, as compared to $0 for the same period during 2006. Our gross loss as a percentage of sales, or gross margin, was (5)% for the first half of 2007. We did not have sales during the first half of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,500,675 for the first half of 2007, compared to $198,380 for the same period in 2006. The increase in these expenses resulted from the inclusion of the operating expenses of Vanguard, stock-based compensation, professional fees, amortization of intangible assets and depreciation expense.  Included in selling, general and administrative expenses in the first half of 2007 is $2,164,006 of non-cash stock based compensation expense and $164,559 of depreciation expense.

Amortization of Intangible Assets

During the first half of 2007 our amortization of intangible assets was $452,700, compared to $0 for the same period in 2006. The increase during the first half of 2007 resulted from the Vanguard Acquisition.

Interest Expense

Interest expense for the first half of 2007 relates to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA. During the first half of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were subsequently cancelled and converted into common stock in connection with the Vanguard Acquisition.

For the first half of 2007 we incurred interest expense of $141,256 compared to $164,417 for the same period in 2006. Interest expense for the first half of 2006 included $127,636 of non-cash accretion for the $750,000 convertible notes described above.

Interest Income

Interest income for the first half of 2007 was $51,497 compared to $1,737 for the same period in 2006. The increase resulted from higher average cash balances during the 2007 period.

Registration Rights Penalties

Penalties payable under our Series A convertible preferred stock registration rights agreement were $381,250 during the first half of 2007 as compared to $0 for the same period in 2006. See Note 7 to the Notes to Consolidated Financial Statements.

Other Income

Other income for the first half of 2007 was $0 compared to $14,984 during the period quarter of 2006.

Preferred Stock Dividends

During the first half of 2007, dividends totaled $1,619,993, compared to $0 for the comparable period in 2006. During the second quarter of 2007, we issued 91,280 shares of common stock in satisfaction of $69,242 of accrued dividends which resulted in the recording of additional non-cash dividends of $446,263.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities, and amounts available for borrowing under our credit agreement with First South Farm Credit, ACA (“First South”). In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, as our production operations continue to expand, we will require significant purchases of soybean oil and other inputs necessary for biodiesel production. At June 30, 2007, our cash and cash equivalents totaled $1,306,036, and we had working capital of $48,825. Included as a reduction to our working capital is $1,737,822 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash.

At June 30, 2007, we had $3,017,379 in bank debt outstanding under our credit agreement with First South. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The amount outstanding under the note payable and line of credit is $1,350,000 and $1,667,379, respectively. As of June 30, 2007, we were in compliance with all applicable covenants under the agreement. See also Note 6 to the Notes to Consolidated Financial Statements.

On June 28, 2007, we borrowed $640,000 from The Bel Fixed Income Portfolio (“Bel”) which we in turn loaned to Talen’s. The note due to Bel bears interest at a fixed rate of 12% per annum, with principal and accrued interest due on or before December 28, 2007. See Notes 3 and 6 to the Notes to Consolidated Financial Statements.

On June 22, 2007, we entered into a definitive agreement to acquire Talen’s. We expect to pay approximately $22,900,000 in cash and assume approximately $19,100,000 in third-party debt at the closing of the acquisition. The final purchase price is subject to adjustment for changes in working capital and debt. In order to fund the purchase of Talen’s, we plan to seek additional debt and/or equity financing. The Talen’s acquisition is expected to close during the third quarter of 2007, subject to certain closing conditions, including obtaining no less than $30.0 million of debt and/or equity financing for the acquisition.

On July 9, 2007, the Governor of the State of Louisiana signed into law a change in the requirements for a tax surety bond from us against our collection of motor fuels sales taxes. The change reduced the required amount of the bond from $2,000,000 to $50,000. Such bond has been posted by us, and as of the date of this report, no further action is presently required.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements through the first quarter of fiscal 2008. We may need to seek to obtain additional debt and/or equity financing prior to the first quarter of 2008 if we experience downturns or cyclical fluctuations in our business that are unforeseen, more severe or longer than anticipated, if we fail to achieve anticipated revenue targets, if we experience significant increases in the cost of inputs we use to produce biodiesel fuel, declines in the selling prices of biodiesel or increases in our expense levels, or if we engage in additional strategic transactions. However, we cannot assure you that such financing will be available to us on favorable terms, or at all. As discussed above, we must obtain debt and/or equity financing to consummate the Talen’s acquisition, and such financing is a condition to closing.

Operating Activities

Cash used in operating activities was $3,665,537 for the six months of fiscal 2007, compared to cash used of $596,352 for the same period in fiscal 2006. Operating cash flows for the six months of fiscal 2007 reflect our net loss of $5,694,795, offset by working capital requirements of $831,243 and non-cash expenses (depreciation, amortization of intangible assets and stock-based compensation) of $2,860,501. The increase in working capital requirements is primarily related to an increase in accounts receivable resulting from higher sales levels.

Operating cash flows for the first six months of fiscal 2006 reflect operating losses of $346,076 and a significant reduction of past-due accounts payable, partially offset by non-cash interest expense.

Investing Activities

Cash used in investing activities was $456,718 for the first six months of fiscal 2007, primarily due to equipment purchases to upgrade our plant. We used no cash in investing activities in the comparable period of fiscal 2006 because we had no operations during such period.

Financing Activities

Cash used in financing activities was $150,000 for the first six months of fiscal 2007, compared to cash provided of $300,000 for the comparable period of fiscal 2006. During the first six months of fiscal 2007, we received proceeds of $640,000 from the loan from Bel discussed above which we in turn loaned to Talen’s. We also made a scheduled principal payment of $150,000 under our term loan with First South. During fiscal 2006, we issued $300,000 of convertible promissory notes which were subsequently converted into common stock in connection with the Vanguard Acquisition.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibit No.
10.1	Form of Stock Option Agreement Pursuant to Amended and Restated 2006 Incentive Compensation Plan

31.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ALLEGRO BIODIESEL CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION

By:	/s/ Heng Chuk
Heng Chuk Chief Financial Officer (and Duly Authorized Officer)

Date: August 7, 2007