Form 10QSB
period 2007-09-30
ALLEGRO BIODIESEL CORP
filed 2007-11-13
CIK 895380

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, 21,715,539 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format. Yes  ☐ No ☒

Allegro Biodiesel Corporation

		Page
Part I -- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	15

Part II -- OTHER INFORMATION
Item 5.	Other Information	16
Item 6.	Exhibits	16
Signatures		17

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

Assets
Current assets:
Cash and cash equivalents	$660,559
Accounts receivable, net	584,543
Inventory	378,602
Other current assets	246,040
Total current assets	1,869,744

Property and equipment, net	5,001,613
Intangible assets, net	3,621,600
Other	25,896
Deferred income taxes	362,560
Total assets	$10,881,413

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable	$150,000
Accounts payable	790,546
Accrued expenses	3,044,371
Deferred income taxes	362,560
Total current liabilities	4,347,477
Notes payable and line of credit	2,867,379
Total liabilities	7,214,856

Shareholders’ equity:
Convertible preferred stock, $0.01 par value: 50,000,000 shares authorized issued and outstanding shares - 27,352,891	300,481
Common stock, $0.01 par value: 150,000,000 shares authorized issued and outstanding shares - 21,314,802	213,149
Additional paid-in capital	315,125,015
Accumulated deficit	(311,972,088)
Total shareholders’ equity	3,666,557
Total liabilities & shareholders' equity	$10,881,413

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$1,396,297	$126,281	$7,111,114	$126,281
Cost of sales, net of excise tax credits for the three and nine months ended September 30, 2007 of $378,431 and $631,539, respectively	1,496,262	150,222	7,481,490	150,222
Gross profit (loss)	(99,965)	(23,941)	(370,376)	(23,941)

Operating expenses:
Selling, general and administrative	2,274,453	22,216,802	6,775,128	22,415,182
Amortization of intangible assets	226,350	-	679,050	-
Impairment of goodwill	19,978,894	51,012,250	19,978,894	51,012,250
Total operating expenses	22,479,697	73,229,052	27,433,072	73,427,432
Operating income (loss)	(22,579,662)	(73,252,993)	(27,803,448)	(73,451,373)

Interest expense	(97,750)	(639,438)	(239,006)	(803,855)
Interest income	9,336	5,579	60,833	7,316
Registration rights	-	-	(381,250)	-
Other, net	-	125,116	-	140,100
Loss before income taxes	(22,668,076)	(73,761,736)	(28,362,871)	(74,107,812)

Income tax benefit (provision)	-	-	-	-
Net loss	(22,668,076)	(73,761,736)	(28,362,871)	(74,107,812)
Dividends on preferred stock	(581,531)	(28,500,000)	(2,201,524)	(28,500,000)
Loss available to common shareholders	$(23,249,607)	$(102,261,736)	$(30,564,395)	$(102,607,812)

Net loss per share, basic and diluted	$(1.09)	$(134.96)	$(1.53)	$(201.64)
Weighted average number of common shares under in per share calculations	21,296,424	757,698	19,972,254	508,877

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(28,362,871)	$(74,107,812)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	1,014,594	8,959
Stock-based compensation	2,733,467	21,506,591
Accretion of convertible notes payable and amortization of debt discount	-	737,443
Impairment of goodwill	19,978,894	51,012,250
Changes in operating assets and liabilities:
Accounts receivable	(69,812)	(30,571)
Inventory	278,643	(194,074)
Prepaid expenses and other assets	23,785	56,590
Accounts payable	100,009	(167,135)
Accrued expenses	135,683	87,266
Net cash used in operating activities	(4,167,608)	(1,090,493)

Cash flows from investing activities:
Capital expenditures	(600,124)	(25,424)
Acquisition of Vanguard Synfuels LLC, netof cash acquired	-	(18,538,953)
Net cash used in investing activities	(600,124)	(18,564,377)

Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	-	28,240,000
Proceeds from issuance of promissory notes	640,000	300,000
Issuance of promissory note	(640,000)	-
Proceeds from repayment of issued promissory note	640,000	-
Payments on line of credit and notes payable	(790,000)	(759,988)
Net cash provided by (used in) financing activities	(150,000)	27,780,012

Net increase (decrease) in cash and cash equivalents	(4,917,732)	8,125,142
Cash and cash equivalents at beginning of period	5,578,291	380,827
Cash and cash equivalents at end of period	$660,559	$8,505,969

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,637	$-
Cash paid during the period for income taxes	$300	$-
Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible preferred stock in connection with the acquisition of
Vanguard Synfuels LLC	$-	$34,441,000
Conversion of convertible debt into common stock	$-	$750,000

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)

1.	Business

Allegro Biodiesel Corporation (“Allegro”, “we”, “us” or the “Company”) is a producer and distributor of biodiesel fuel. The Company owns an operating production facility in Pollock, Louisiana. The Company began production in April 2006, becoming the first operational producer of biodiesel in the state of Louisiana. The product is sold both unblended and blended with petroleum diesel, primarily to regional wholesale bulk fuel distributors and to the local Louisiana market.

Talen's Marine & Fuel, Inc.
On June 22, 2007, the Company entered into a definitive agreement to acquire all of the outstanding stock of Talen's Marine & Fuel, Inc. ("Talen's"). The closing of the acquisition was contingent on our ability to secure not less than $30 million in financing for the acquisition on terms and conditions satisfactory to us. Due to the recent and unforeseen deterioration of conditions in the financial markets, the securing of such financing by us, in the timeline originally set forth in the definitive agreement, was not practicable.  As such, all parties agreed to terminate the Purchase Agreement effective October 18, 2007. However, should we be able to secure financing in the future, the parties may choose to re-visit purchase discussions at such time.

Management's Plan of Operations
During the first half of 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing 70% from $0.25 per pound in September 2006 to the current price of over $0.42. Although we have been able to develop efficiency improvements in our production processes, feedstock is still the primary production cost. This increase has had a significant, negative effect on profit margins and cash flows and caused an impairment of goodwill associated with our production facility of $19.9 million. See Note 5. Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we have reduced our biodiesel production volume, administrative costs and our non-executive headcount from 19 to 7 employees. Furthermore, we amended our compensation arrangements with our management team effective October 15, 2007, including a deferral of 50% of the monthly cash compensation payable to our senior executives, our management advisor, Ocean Park Advisors, LLC, and our non-executive directors, plus a 100% deferral of any bonuses, until a time in the future to be determined by the Board of Directors. For more information, please refer to our Current Reports on Form 8-K filed with the SEC on October 18, 2007 and October 25, 2007.

These measures have significantly lowered our monthly cash operating expenses from an average of about $400,000 to approximately $150,000 per month while preserving our ability to manufacture biodiesel fuel. In addition to our cost reduction plan, we are actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector.

As of September 30, 2007, the Company had negative working capital of $2,477,733.  Included as a reduction to working capital is $2,319,353 of accrued dividends which the Company may pay, at its option, in shares of Series A convertible preferred stock or in cash. Management believes its existing sources of liquidity should be sufficient to fund its operations, working capital and other financing requirements into the first quarter of 2008. By that time, the Company will need additional debt and/or equity financing to fund its business, which it is now actively seeking. Management cannot assure you that such financing will be available to the Company on favorable terms, or at all. Unless additional financing is obtained, the Company may not be able to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in the Company's Form 10-KSB have been omitted.  The results of operations for the three month and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has identified certain significant accounting policies that it considers particularly important to the portrayal of its results of operations and financial position which may require the application of a higher level of judgment by the Company's management and, as a result, are subject to an inherent level of uncertainty.

Accounting for Stock Options Issued to Consultants
The Company measures its non-employee stock-based compensation under the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's services are performed. The fair value of the equity instrument is charged directly to operations and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement
The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. From April 13, 2007 to June 13, 2007, the Company incurred penalties under the registration rights agreement it entered into on September 20, 2006, for the late registration of shares underlying the Class A convertible preferred shares it issued in September 2006. The registration statement was declared effective on June 13, 2007. As of September 30, 2007, the Company accrued $381,250 for penalties associated with the late registration of such shares. See Note 8.

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

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive as of:

	September 30,
	2007	2006
Common stock options	3,127,312	3,127,312
Common stock warrants	6,728,825	11,642,866
Convertible preferred stock - Series A	39,087,906	37,561,583
Convertible preferred stock - Series B	1,413,900	2,722,400
Convertible preferred stock - Series H	-	11,110,000
	50,357,943	66,164,161

3.	Note Receivable

On June 26, 2007, the Company loaned Talen's $640,000 pursuant to (i) a loan agreement with Talen's, Talen Landing II, Inc. and C. Raymond Talen, and (ii) a promissory note with Talen's. The loan was repaid to us on September 10, 2007. The proceeds of the loan were borrowed from a third-party, who was then repaid. See Note 7.

4.	Inventories

Inventories consist of the following at September 30, 2007:

Raw materials	$110,084
Finished goods	268,518
$378,602

5.	Goodwill

In accordance with SFAS 142 ("FAS 142") “Goodwill and Other Intangible Assets”, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, its Pollock, Louisiana, biodiesel production facility, to which goodwill is assigned.

FAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests (described below) to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions. Due to the change in market conditions that negatively affected our profit margins and cash flows as discussed in Note 1 above, Allegro conducted goodwill impairment testing for its production facility as of September 30, 2007. As part of the first step, management considered three methodologies to determine the fair-value of this reporting unit.

1.
Discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, trends for commodity prices and other assumptions.

2.	Orderly sale of assets process, which values the unit based on publicly-traded comparables using certain multiples of EBITDA.
3.
Market capitalization approach. Management does not believe this method provides an accurate representation of the fair value due to the significant number of shares of Series A convertible preferred stock that are not included in this measurement and the lack of trading volume in its stock.

The Company believes the asset sale valuation and discounted cash flow methods provide the most accurate representations of the fair value of its biodiesel production facility. In determining the future cash flows of the facility, management considered among other things, the current and projected prices for soybean oil (the primary cost input) and for diesel and biodiesel fuel. Since the acquisition of Vanguard in September 2006, the price of soybean oil has steadily increased from $1.90 to over $3.00 per gallon of biodiesel produced. As a result, the expected cash flows to be generated by the biodiesel production facility have been adversely affected, resulting in the impairment of goodwill. As a result of its analysis, an impairment to goodwill of $19,978,894 was recorded during the third quarter of 2007.

6.	Accrued Expenses

Accrued expenses consist of the following at September 30, 2007:

Dividends	$2,319,353
Registration rights penalties	381,250
Other	343,768
$3,044,371

7.	Line of Credit and Notes Payable

The Company's wholly-owned subsidiary, Vanguard Synfuels, L.L.C. (“Vanguard”), is party to a credit agreement with First South Farm Credit, ACA (“First South”). On June 27, 2007, Vanguard entered into an amended and restated loan agreement with First South, replacing a binding letter of approval with First South relating to certain amendments to the original credit agreement that were approved in April 2007. The Company has provided a guarantee of Vanguard's performance of its obligations under the loan agreement in favor of First South. The amendments include a two year renewal of the $2,000,000 line of credit so that the outstanding principal balance is due July 1, 2009, and require Vanguard to achieve and maintain certain financial and non-financial covenants based on its working capital and net asset position, including maintaining an excess of total assets over total liabilities of not less than $1,500,000 by December 31, 2006, achieving a minimum working capital of $500,000 by December 31, 2007, and maintaining a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2008. As of September 30, 2007, Vanguard was in compliance with these covenants. However, if current market trends (including rising commodity costs) continue without improvement, and in the absence of additional financing, Vanguard may become in violation of the minimum working capital covenant on December 31, 2007. The amount outstanding under the First South line of credit at September 30, 2007 was $1,667,379 and has been classified as long-term debt in the accompanying consolidated financial statements.

The First South term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of Vanguard. Commencing January 1, 2007, Vanguard is required to make 10 annual principal payments of $150,000 each. The amount outstanding under the term loan at September 30, 2007 was $1,350,000.

On June 28, 2007, the Company borrowed $640,000 from The Bel Fixed Income Portfolio pursuant to a promissory note. The proceeds of the loan were loaned to Talen's. The promissory note was secured by the Talen's loan documents. The note, together with accrued interest, was repaid on September 11, 2007.

8.	Preferred Stock

Registration Rights Agreement
In connection with the issuance of the Series A convertible preferred stock on September 20, 2006, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale of the Common Stock underlying the Series A preferred stock under the Securities Act. The Company filed that registration statement on December 13, 2006 and was required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by April 12, 2007. The Company was required to pay the holders of the Series A convertible preferred stock an amount equal to $6,250 for each day subsequent to April 13, 2007 that the registration statement was not effective; provided, however, that the obligation of the Company to pay such penalties ceased on the earlier of September 20, 2008 or when the registration statement was declared effective, regardless of the number of shares included in the registration statement at that time. The registration statement was declared effective on June 13, 2007. Through September 30, 2007, the Company accrued $381,250 in registration rights penalties. The Company intends to satisfy this obligation through the payment of cash, stock or a combination thereof.

During the nine months ended September 30, 2007, 1,230,503 (including 69,242 shares issued for payment of accrued dividends) and 13,085 shares of Series A and Series B convertible preferred stock, respectively were converted into 1,621,747 and 1,308,500 shares of common stock, respectively.

9.	Common Stock

On June 13, 2007, the Company issued 91,257 shares of common stock in satisfaction of $69,242 of accrued dividends on shares of Series A convertible preferred stock. Since the value of the shares issued (based on the closing stock price on the date of issuance) was greater than the amount due if such dividends were paid in cash, the Company recorded additional non-cash dividends of $446,263 during the nine months ended September 30, 2007.

Exercise of Common Stock Warrants
On January 25, 2007, Ocean Park Advisors, LLC elected to exercise certain of its warrants to purchase 4,827,921 shares of the Company's common stock via a cashless exercise, which resulted in the issuance of 3,765,097 common shares to Ocean Park Advisors.

Stock Options
On March 14, 2007, the Company amended the expiration date of certain stock options granted on August 11, 2006 to purchase 361,243 common shares from March 15, 2007 to December 31, 2007. The Company accounted for this amendment in accordance with FAS 123(R) and recorded a charge of $41,618 to the statement of operations for the modification during the nine months ended September 30, 2007.

On March 14, 2007, the Company entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performs management and consulting services for the Company. The term of the agreement extends through August 3, 2007. Mr. Galleberg was entitled to stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock, provided that no such options will be granted until the eleventh day after the effectiveness of a registration statement filed by the Company under the Securities Act of 1933 after February 5, 2007. The options were fully vested on the respective date of grant, had a term of five years, and an exercise price equal to the fair market value of our common stock on the grant date. During the nine months ended September 30, 2007, the Company granted 183,332 stock options under this agreement. On August 1, 2007, the Company amended the agreement which rescinded 183,332 options previously granted and cancelled the granting of the options which were scheduled to be granted on August 5, 2007. The Company also agreed to grant 274,998 stock options Mr. Galleberg at a later date to be determined by the Board of Directors, but in no case later than January 31, 2008. The Company has accounted for the compensation related to these options in accordance with EITF 96-18 and the change in terms of the stock option grants as a modification of the original grants. The Company will record an estimated cost for the modification at each reporting period until the exercise price and a final cost of the modification is known.

During the three and nine months ended September 30, 2007, the Company recorded stock compensation expense totaling $569,461 and $2,733,467, respectively.

10.	Supplemental Non-Cash Investing and Financing Activities

During the nine months ended September 30, 2007, the Company converted $69,242 of accrued dividends on its Series A convertible preferred stock into 91,257 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB of Allegro Biodiesel Corporation for the three months ended September 30, 2007 contains forward-looking statements, principally in this Section. Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing, as well as those listed in our registration statement on Form SB-2, file number 333-139299, filed with the Securities and Exchange Commission, and any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to: our ability to obtain additional financing for our operations; our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

This discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the notes thereto included in this Quarterly Report, our audited consolidated financial statements and notes thereto and Management's Discussion and Analysis or Plan of Operation contained in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

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

Our primary source of revenue is the sale of biodiesel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification, and sell fuel to wholesalers and local retail users who purchase pure biodiesel (known as B100) or blended diesel fuel, such as B20 (which is a blend of 20 percent biodiesel, and 80 percent petroleum-based diesel).

On June 22, 2007, we entered into a definitive agreement to acquire all of the outstanding stock of Talen's Marine & Fuel, Inc. (“Talen’s”). The closing of the acquisition was contingent on our ability to secure not less than $30 million in financing for the acquisition on terms and conditions satisfactory to us. Due to the recent and unforeseen deterioration of conditions in the financial markets, the securing of such financing by us, in the timeline originally set forth in the definitive agreement, was not practicable. As such, all parties agreed to terminate the Purchase Agreement effective October 18, 2007. However, should we be able to secure financing in the future, the parties may choose to re-visit purchase discussions at such time.

Trends and Factors Affecting Our Business

Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels. The wholesale price of petroleum diesel historically has been highly volatile in both the short and long-term. For example, during 2006, wholesale petroleum-based diesel prices in the Gulf Coast have ranged from a low of approximately $1.65 to a high of approximately $2.45. During the first nine months of 2007, the average price per gallon in the Gulf Coast region of the United States ranged between $1.55 and $2.35, respectively. The changes in diesel prices since the summer of 2006 has led to similar changes in the price of biodiesel over that period, which in turn negatively affected our sales, profit margins and cash flows and resulted in an impairment of goodwill associated with the Pollock Facility of $19.9 million. See Note 5 to the financial statements.

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. Soybean oil is the primary input used and is our single largest expense. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. The price for refined soybean oil has been steadily increasing since the beginning of 2006, and increased to approximately $3.00 per gallon as of September 30, 2007, as compared to approximately $1.90 per gallon in the third quarter of 2006. This increase in soybean oil prices also has had a significant, negative effect on our profit margins and cash flows. In addition, we have experienced price fluctuations in other inputs such as sodium methylate and methanol.

Due to the rising costs of our feedstock inputs (out of proportion to the increase in fuel prices), we have had to reduce our biodiesel production volume, which in turn has contributed to a reduction in our revenue. If current commodity price levels (e.g., for soybean oil and diesel fuel) persist into 2008, we will produce only very limited quantities of biodiesel product next year. As discussed above, as a result of the rising cost of our feedstock inputs, we recorded an impairment of our goodwill associated with the Pollock Facility of approximately $19.9 million during the third quarter of 2007.

Strategy

In October 2007 we implemented a corporate cost-reduction plan intended to reduce our operating costs in response to these market conditions. In addition to reducing our biodiesel production volume, we have reduced our administrative costs, the number of our employees from 19 to 7, and reduced and deferred compensation to our management team and Board of Directors (as discussed in Note 1 to the financial statements).

Throughout the year we have pursued measures to decrease the cost of feedstock and improve our operating efficiency. During the second quarter of 2007, we installed a methanol distillation system in order to reduce our methanol usage needs in the production of biodiesel. In April 2007, we introduced crude soybean oil feedstock into our biodiesel production process, which previously used more expensive refined soybean oil as the primary feedstock. In June 2007, we began exploring the use of pretreated animal tallow as an additional low-cost feedstock. In addition, we are pursuing other lower-cost modes of transport (such as freight by river barge, instead of rail or truck) for inbound supplies as well as outbound finished product.

In addition to our cost reduction initiatives, we are also actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector. And as appropriate (i.e. with a re-alignment of commodity prices), in the future we may increase our production capacity from 12 million currently to 20 million gallons, but any such increase would be subject to our obtaining additional financing and market conditions.

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

Equity Instruments Issued with Registration Rights Agreement
We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. As of September 30, 2007, we accrued $381,250 for estimated penalties associated with the late registration of the shares pursuant to a registration rights agreement. See Note 8 to the financial statements.

Goodwill and Acquired Intangible Assets
In accordance with SFAS 142 (FAS 142) “Goodwill and Other Intangible Assets”, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, its Pollock, Louisiana, biodiesel production facility, to which goodwill is assigned.

FAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests (described below) to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions. Due to the change in market conditions that negatively affected our profit margins and cash flows as discussed in Note 1 above, Allegro conducted goodwill impairment testing for its production facility as of September 30, 2007. As part of the first step, management considered three methodologies to determine the fair-value of this reporting unit.

1.
Discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, trends for commodity prices and other assumptions.

2.	Orderly sale of assets process, which values the unit based on publicly-traded comparables using certain multiples of EBITDA.
3.
Market capitalization approach. Management does not believe this method provides an accurate representation of the fair value due to the significant number of shares of Series A convertible preferred stock that are not included in this measurement and the lack of trading volume in its stock.

The Company believes the asset sale valuation and discounted cash flow methods provide the most accurate representations of the fair value of its biodiesel production facility. In determining the future cash flows of the facility, management considered among other things, the current and projected prices for soybean oil (the primary cost input) and for diesel and biodiesel fuel. Since the acquisition of Vanguard Synfuels, LLC ("Vanguard")  in September 2006, the price of soybean oil has steadily increased from $1.90 to over $3.00 per gallon of biodiesel produced. As a result, the expected cash flows to be generated by the biodiesel production facility have been adversely impacted, resulting in the impairment of goodwill. As a result of its analysis, an impairment to goodwill of $19,978,894 was recorded during the third quarter of 2007.

Results of Operation

Immediately prior to our acquisition of Vanguard on September 20, 2006 (the “Vanguard Acquisition”), we were considered a “shell company” (as defined by the Securities and Exchange Commission) with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. We were previously involved with the development, production and distribution of medical devices since our inception. All such operations were discontinued during 2005, and we did not resume operations until the completion of the Vanguard Acquisition on September 20, 2006. The following discussion for the three and nine months ended September 30, 2006 includes the results of operation of Vanguard from September 20, 2006 through September 30, 2006. The discussion of the three and nine month periods ended September 30, 2007, include the results of operations of Vanguard as of the beginning of those respective periods. As a result, we believe that a comparison of our financial results for the three month and nine month periods ended September 30, 2007, to the three and nine month periods ended September 30, 2006, is not meaningful.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Sales
As a result of the addition of revenue from the Vanguard Acquisition, sales for the third quarter of 2007, compared to the comparable period in 2006, increased to $1,396,297 from $126,281.

Gross Profit (Loss)
For the third quarter of 2007 our gross loss was $99,965, compared to a gross loss of $23,941 for the same period during 2006. Our gross loss as a percentage of sales, or gross margin, was negative 7% in the third quarter of 2007. The gross margin for the third quarter of 2007 was impacted by increasing feedstock costs as discussed above under the caption “Trends and Factors Affecting Our Business.”.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2,274,453 for the third quarter of 2007, compared to $22,216,802 for the same period in 2006. Included in selling, general and administrative expenses in the third quarter of 2007 was $569,461 of non-cash stock based compensation expense, $91,749 of depreciation expense and $682,690 of abandoned acquisition costs incurred in connection with our proposed acquisition of Talen’s. During the third quarter of fiscal 2006, we incurred $20,851,974 of non-recurring stock-based compensation incurred in connection with the Vanguard Acquisition.

Amortization of Intangible Assets
For the third quarter of 2007 our amortization of intangible assets was $226,350, compared to $0 for the same period in 2006. The increase resulted from the Vanguard Acquisition.

Impairment of Goodwill
As of the end the third quarter of 2007, we performed a goodwill impairment test relating to the Pollock Facility which resulted in an impairment to the goodwill associated with such facility of $19,978,894. See Note 5 to the financial statements. During the third quarter of 2006, we recorded an impairment of goodwill of $51,012,250 on “day one” of the Vanguard Acquisition.

Interest Expense
Interest expense for the third quarter of 2007 related to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA. During the third quarter of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were subsequently cancelled and converted into common stock in connection with the Vanguard Acquisition.

For the third quarter of 2007 we incurred interest expense of $97,750 under the First South credit agreement, compared to $639,438 for the same period in 2006. Interest expense for the third quarter of 2006 primarily included non-cash accretion for the $750,000 convertible notes described above.

Interest Income
Interest income for the third quarter of 2007 was $9,336 compared to $5,579 for the same period in 2006.

Other Income
Other income was $0 during the third quarter of 2007 compared to $125,116 during the same quarter of 2006. The increase resulted from the Vanguard Acquisition.

Preferred Stock Dividends
During the third quarter of 2007, dividends relating to our Series A convertible preferred stock totaled $581,531, compared to $28,500,000 for the comparable period in 2006. The dividend in 2006 resulted from a beneficial conversion feature on our Series A convertible preferred stock.

Results of Operation for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Sales
As a result of the addition of revenue from the Vanguard Acquisition, sales for the first nine months of 2007, compared to the comparable period in 2006, increased from $126,281 to $7,111,114.

Gross Profit (Loss)
For the first nine months of 2007 our gross loss was $370,376, as compared to a gross loss of $23,941 for the same period during 2006. Our gross loss as a percentage of sales, or gross margin, was negative 5% for the first nine months of 2007.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6,775,128 for the first nine months of 2007, compared to $22,415,182 for the same period in 2006. Included in selling, general and administrative expenses in 2007 was $2,733,467 of non-cash stock based compensation expense, $261,708 of depreciation expense, and $682,690 of abandoned acquisition costs incurred in connection with our proposed acquisition of Talen’s. During the 2006 period, we incurred $20,851,974 of non-recurring stock-based compensation incurred in connection with the Vanguard Acquisition.

Amortization of Intangible Assets
During the first nine months of 2007 our amortization of intangible assets was $679,050, compared to $0 for the same period in 2006. The increase resulted from the Vanguard Acquisition.

Impairment of Goodwill
As of the end of the third quarter of 2007, we performed a goodwill impairment test relating to the Pollock Facility which resulted in an impairment to the goodwill associated with such facility of $19,978,894. During the third quarter of 2006, we recorded an impairment of goodwill of $51,012,250 on “day one” the Vanguard Acquisition.

Interest Expense
Interest expense for the first nine months of 2007 primarily related to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA. During the first nine months of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were cancelled in September 2006 and converted into common stock in connection with the Vanguard Acquisition.

For the first nine months of 2007 we incurred interest expense of $239,006 compared to $803,855 for the same period in 2006. Interest expense for the first nine months of 2006 included $737,443 of non-cash accretion for the $750,000 convertible notes described above.

Interest Income
Interest income for the first nine months of 2007 was $60,833 compared to $7,316 for the same period in 2006. The increase resulted from higher average cash balances during the 2007 period.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement were $381,250 during the first nine months of 2007 as compared to $0 for the same period in 2006. See Note 8 to the financial statements.

Other Income
Other income for the first nine months of 2007 was $0, compared to $140,100 during the same period of 2006. During the 2006 period, we entered into creditor settlement agreements for the reduction of certain accounts payable.

Preferred Stock Dividends
During the first nine months of 2007, dividends totaled $2,201,524, compared to $28,500,000 for the comparable period in 2006. During 2007, we issued 91,257 shares of common stock in satisfaction of $69,242 of accrued dividends which resulted in the recording of additional non-cash dividends of $446,263. The dividend in the first nine months of 2006 resulted from a beneficial conversion feature on our Series A convertible preferred stock.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities, and amounts available for borrowing under our credit agreement with First South Farm Credit, ACA (“First South”). In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, commensurate with our level of production operations, we will require working capital for purchases of soybean oil and other inputs necessary for biodiesel production. At September 30, 2007, our cash and cash equivalents totaled $660,559, and we had negative working capital of $2,477,733. Included as a reduction to our working capital is $2,319,353 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash. The payment of such dividends may result in substantial dilution to our existing common shareholders.

At September 30, 2007, we had $3,017,379 in bank debt outstanding under our credit agreement with First South. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The amount outstanding under the note payable and line of credit is $1,350,000 and $1,667,379, respectively. As of September 30, 2007, we were in compliance with all applicable covenants under the agreement. However, if current market trends (including rising commodity costs) continue without improvement, and in the absence of additional financing, Vanguard may become in violation of the minimum working capital covenant on December 31, 2007.

On June 28, 2007, we borrowed $640,000 from The Bel Fixed Income Portfolio (“Bel”) which we in turn loaned to Talen's in connection with the proposed acquisition discussed below. The note due to Bel bore interest at a fixed rate of 12% per annum, with principal and accrued interest due on or before December 28, 2007. On September 11, 2007, Talen’s repaid the amounts owed to us. In turn, we repaid the amounts owed to Bel.

On June 22, 2007, we entered into a definitive agreement to acquire Talen's. We expected to pay approximately $22,900,000 in cash and assume approximately $19,100,000 in third-party debt at the closing of the acquisition. The final purchase price was subject to adjustment for changes in working capital and debt. In order to fund the purchase of Talen's, we were required to obtain no less than $30 million of debt and/or equity financing for the acquisition. Due to the recent and unforeseen deterioration of conditions in the financial markets discussed previously in this report, the securing of such financing in the timeline originally set forth was not practicable. As such, all parties agreed to terminate the Purchase Agreement effective October 18, 2007. However, should we be able to secure financing in the future, the parties may choose to re-engage in discussions about a business combination.

On July 9, 2007, the Governor of the State of Louisiana signed into law a change in the requirements for a tax surety bond from us against our collection of motor fuels sales taxes. The change reduced the required amount of the bond from $2,000,000 to $50,000. Such bond has been posted by us, and as of the date of this report, no further action is presently required.

We believe that our existing sources of liquidity, along with cash expected to be generated from product sales, will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements into the first quarter of 2008. We are currently seeking additional financing to fund our business. Due to the increases in the price of soybean oil, our primary input in the production of our biodiesel, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be forced to further curtail our operations, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations.

Operating Activities
Cash used in operating activities was $4,167,608 for the nine months of fiscal 2007, compared to cash used of $1,090,493 for the same period in fiscal 2006. Operating cash flows for the nine months of fiscal 2007 reflect our net loss of $28,362,871, offset by changes in working capital of $468,308 and non-cash expenses (depreciation, amortization of intangible assets, impairment of goodwill and stock-based compensation) of $23,726,955. The change in working capital requirements is primarily related to decreases in inventory levels and increases in our accrued expenses, primarily resulting from the accrual of dividends on our preferred stock.

Operating cash flows for the nine months of fiscal 2006 reflect net losses of $74,707,812 and working capital requirements, offset by non-cash interest expense of $737,443, non-cash stock based compensation of $21,506,591 and the “day one” impairment of goodwill relating to our acquisition of Vanguard of $51,102,250.

Investing Activities
Cash used in investing activities was $600,124 for the nine months of fiscal 2007, primarily due to equipment purchases to upgrade our plant. For the comparable period of fiscal 2006, cash used in investing activities was $18,564,377 and consisted of our acquisition of Vanguard for $18,538,953 and the purchase of equipment of $25,424.

Financing Activities
Cash used in financing activities was $150,000 for the nine months of fiscal 2007, compared to cash provided of $27,780,012 for the comparable period of fiscal 2006. During the nine months of fiscal 2007, we received proceeds of $640,000 from the loan from Bel discussed above which we in turn loaned to Talen's in connection with our proposed acquisition of Talen’s. Talen’s repaid the amounts owed to us and we, in turn, repaid the amounts owed to Bel. We also made a scheduled principal payment of $150,000 under our term loan with First South. During fiscal 2006, we issued $300,000 of convertible promissory notes which were subsequently converted into common stock in connection with the Vanguard Acquisition. We also raised, net of fees, $28,240,000 through the issuance of our Series A convertible preferred stock which was used to purchase Vanguard and for general corporate purposes.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 13, 2007, we notified the former members of Vanguard of our demand for indemnification under the Contribution Agreement we entered into with them on September 20, 2007, and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on the same date. In our letter, we allege that the former members of Vanguard made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006 namely overstating inventory assets and understanding current liabilities. The total amount of our claim is approximately $1.23 million, not all of which is payable in cash. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $905,993 in cash and 619,063 shares of our common stock from the escrow deposit. Two of the former members of Vanguard, Darrell Dubroc and Tim Collins, are currently officers and directors of Allegro. We have not yet received a response from the former Vanguard members to our demand letter, and we can make no assurances as to the final amount, if any, of funds that will be released to us from the escrow account.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ALLEGRO BIODIESEL CORPORATION
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION

Date: November 13, 2007	By:	/s/ Heng Chuk
Heng Chuk Chief Financial Officer (and Duly Authorized Officer)