Form 10-K
period 2007-12-31
ALLEGRO BIODIESEL CORP
filed 2008-03-31
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No    ☑

     Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Exchange Act.

Yes ☐      No    ☑

     Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑      No ☐

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large acclerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐      No    ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 24, 2008, was $1,105,597.

     As of March 28, 2008, the registrant had 23,625,143 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ALLEGRO BIODIESEL CORPORATION

Annual Report on Form 10-K
For the year ended December 31, 2007

PART I

Item 1. Description of Business

We are in the business of production and distribution of biodiesel fuel. We began biodiesel fuel production and sales in April 2006, making us the first operational producer of biodiesel in Louisiana. Our biodiesel fuel production facility is located on a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. Our current production capacity is estimated to be 12 million gallons of biodiesel per year.

Our primary source of revenue is the sale of biodiesel fuel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification and sell it primarily to wholesalers who purchase pure biodiesel (known as B100) or blended biodiesel such as B20 (which is blend of 20 percent biodiesel and 80 percent diesel). Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to the prices of petroleum-based diesel fuel and the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels.

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

On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of our subordinated convertible debt, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to Ocean Park Advisors, LLC, a California-based advisory firm (“OPA”), and M.A.G. Capital, LLC (“MAG”), a current shareholder of the Company, for a nominal amount of cash. In connection with the closing of this transaction, our Board of Directors and Chief Financial Officer at that time resigned and Bruce Comer and Heng Chuk, principals of OPA, became members of the Board. Additionally, Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer & Secretary of the Company, respectively. Mr. Chuk resigned as an officer and director of Allegro in February 2008.

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

On September 20, 2006, we acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). The aggregate purchase price for 100% of the membership interests of Vanguard consisted of cash in the amount of approximately $17.7 million and the issuance of 4,300 shares of our Series K Convertible Preferred Stock (which was convertible into approximately 11.1 million shares of our common stock). Of the purchase price, $1.8 million and 430 shares of the Series K Convertible Preferred Stock were placed into escrow for our benefit against any breaches of or inaccuracies in the Vanguard members' representations and warranties, with any remaining funds and shares to be released from escrow 18 months from the closing of the Acquisition. We are making certain claims against such escrowed funds and shares. See “Item 3. Legal Proceedings – Indemnification Claims.” We also repaid $0.8 million in outstanding loans Vanguard owed to certain of its members, and provided a guaranty debt to First South Farm Credit, ACA of $3.2 million under Vanguard's existing credit facility (the “First South credit agreement”).

In connection with the Acquisition, we received $28.5 million in gross proceeds from the issuance of Series A Convertible Preferred Stock. The Company used $17.7 million of these proceeds and issued shares of its Series K Convertible Preferred Stock to purchase 100% of the equity interests of Vanguard in a transaction intended to qualify as a tax-free exchange. Concurrently with the closing of the Acquisition, the holders of the Series I Convertible Preferred Stock, the holders of certain warrants and the holders of the $750,000 Convertible Secured Promissory Notes dated December 6, 2005 converted such securities into 3,091,482 shares of our common stock. OPA, the holder of all of the Company's Series I Convertible Preferred Stock, converted all of its Series I Convertible Preferred Stock into common stock and waived certain anti-dilution rights, in exchange for the consideration of warrants issued to OPA to purchase approximately 4.8 million common shares at an exercise price of $0.7587 per share.

Furthermore, concurrently with the closing of the Acquisition, we entered into a management services agreement with OPA. Under that agreement, principals and consultants of OPA provide services to us (including, currently, the duties of Bruce Comer as Chief Executive Officer). We granted stock options to OPA for 2,069,109 shares of common stock, which have an exercise price of $0.7587 per share.

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

Upon the effectiveness of the Reincorporation, (i) each share of our Series H Convertible Preferred Stock was automatically converted into shares of Series B Convertible Preferred Stock, on a one-for-one basis; (ii) each share of our Series J Convertible Preferred Stock was automatically converted into shares of Series A Convertible Preferred Stock, on a one-for-ten thousand basis; and (iii) each share of our Series K Convertible Preferred Stock was automatically converted into 2,583.7209 shares of common stock (for an aggregate of approximately 11.1 million shares of common stock).

Developments in Our Business During Fiscal 2007

Trends in Our Business

During the first half of 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing 70% from $0.25 per pound in September 2006 to $0.62 as of March 14, 2008. Although we have been able to develop efficiency improvements in our production processes, feedstock is still the primary production cost. This increase has had a significant, negative effect on profit margins and cash flows and caused an impairment of goodwill associated with our production facility of $19.9 million. See Note 8 to the Notes to Consolidated Financial Statements.

Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we reduced our biodiesel production volume, administrative costs and our non-executive headcount from 19 to seven employees. Furthermore, we amended our compensation arrangements with our management team effective October 15, 2007, including a deferral of 50% of the monthly cash compensation payable to our senior executives, OPA and our non-executive directors, plus a 100% deferral of any bonuses, until a time in the future to be determined by the Board of Directors.

These measures significantly lowered our monthly cash operating expenses from an average of about $400,000 to approximately $150,000 per month while preserving our ability to manufacture biodiesel fuel. In addition to our cost reduction plan, we are actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector. Currently, our production team is evaluating jatropha oil as a potential lower cost feedstock. We are also exploring potential business combinations with third parties, the sale of Allegro, the sale of some or all of the assets of the biodiesel plant, and raising additional capital. We cannot provide any assurances as to whether we will be successful in our pursuance of any of these strategic alternatives.

As of December 31, 2007, Allegro had negative working capital of $6,727,825.  Included as a reduction to working capital is $2,844,342 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash. As of December 31, 2007, Vanguard failed to comply with a covenant under its credit agreement with First South Farm Credit, ACA, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008 and an acknowledgement that Vanguard was no longer in default of the credit agreement as of December 31, 2007. See “Item 7. Liquidity and Capital Resources” for further discussion.

Management believes its existing sources of liquidity should be sufficient to fund its operations, working capital and other financing requirements into the second quarter of 2008. By that time, the Company will need additional debt and/or equity financing to fund its business, which it is now actively seeking. Management cannot assure that such financing will be available to the Company on favorable terms, or at all. Unless additional financing is obtained, we may not be able to continue as a going concern. As a consequence, our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Talen’s Marine & Fuel, Inc.

On June 22, 2007, we entered into a definitive agreement to acquire all of the outstanding stock of Talen's Marine & Fuel, Inc. ("Talen's"). The closing of the acquisition was contingent on our ability to secure not less than $30 million in financing for the acquisition on terms and conditions satisfactory to us. Due to the unforeseen deterioration of conditions in the financial markets, securing financing, in the timeline originally set forth in the definitive agreement, was not practicable.  As such, all parties agreed to terminate the Purchase Agreement effective October 18, 2007.

Community Power Corporation

In November 2007, we acquired a minority interest in Community Power Corporation, a developer of biomass power generation technology and products (“CPC”), for $1 million. The purchase price for the acquisition was a loan from Monarch Pointe Fund, Ltd., a fund managed by one of our shareholders, M.A.G. Capital, LLC. The loan accrues interest at 7% per annum and is due on March 31, 2008. We also loaned CPC $500,000 in connection with the discussions for such acquisition. On February 25, 2008, we re-negotiated the terms of our loan with CPC. In exchange for early note repayment of $225,000 by CPC, we forgave $25,000 of the loan and waived the interest that had accrued on the $250,000 portion of repaid principal. The maturity date of the remaining $250,000 owed to us has been extended from March 1, 2008, to the earlier of either December 31, 2008, or the date CPC receives at least $2.5 million in equity or debt financing.

Port of Alexandria

On February 13, 2008, we entered into a binding letter agreement with several individual investors for the funding of Port Asset Acquisition, LLC (“PAA”), an entity previously formed by us for the purpose of acquiring assets at the Port of Alexandria (the "Port Assets") and developing a liquid terminal operation. The transactions contemplated by the Agreement include:

1.  the purchase of 14.71 acres of real property, which includes tank storage, a fuel terminal and an office building;
2.
the purchase of an additional seven adjacent acres of real property from the City of Alexandria and the lease of river front property for a term of up to 40 years from the Alexandria Port Authority; and

3.
the grant of a 90-day call option to us to purchase the equity interests of the investors for their original $1,000,000 cash investment, plus an additional payment of $500,000. If we do not exercise such call option, the investors have the option to purchase our equity interest in PAA for a purchase price ranging from $125,000 to $175,000 depending on the time of exercise. On March 25, 2008, the investors exercised their option which resulted in proceeds to us of $125,000. We retain the right, though, to exercise our option and supercede the exercise of the investors’ option, as long as we do so on or before May 13, 2008.

Two of the investors of PAA are Darrell Dubroc and Tim Collins, who are officers and directors of Allegro. We granted them permission to participate in the transaction in exchange for their release of certain bonus rights in their employment agreements. In the event we exercise the call option described above, we will be required to pay them an aggregate of $250,000 in cash and $200,000 of our stock to settle such bonus claims.

The Product

Biodiesel is an alternative fuel (i.e., not derived from petroleum) that has important environmental and economic advantages over petroleum-based diesel (“petrodiesel”). It is derived from renewable agricultural-based resources, including vegetable oils, recycled grease and animal fats, and has significant environmental benefits. According to the Methanol Institute and International Fuel Quality Center, biodiesel is non-toxic and bio-degradable with no emissions of sulfur and significantly lower emissions of particulate matter, carbon monoxide, and hydrocarbons than petrodiesel when burned. According to U.S. Department of Energy studies, the use of 100% biodiesel (B100) results in a 78.5% reduction in carbon dioxide emissions when compared to petrodiesel. Biodiesel is a registered fuel with the Environmental Protection Agency (“EPA”) and is recognized by the Department of Transportation.

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

Biodiesel Pricing

The price of biodiesel is closely linked with the price of petrodiesel, which has increased dramatically in recent years with the rapid rise in oil prices. As of March 15, 2008, the national average wholesale price of diesel (before tax) was approximately $2.65 per gallon. Because biodiesel is currently eligible for the $1 per gallon federal excise tax credit, it is generally sold at a wholesale price approximately $1 higher than the wholesale price of petrodiesel. Alternatively, a producer of biodiesel who is also registered as a blender may blend the product with petrodiesel, sell the blended diesel (at the wholesale price) and then claim the tax credit directly. We are a blender registered with the IRS.

Production Economics

The primary biodiesel production cost is feedstock (primarily soybean oil) and other chemical input costs. Since April 2006, our feedstock and chemical input costs have ranged from approximately $2.60 - 2.75 to the current cost of approximately $5.50 per gallon of biodiesel produced. The nationwide average wholesale price of biodiesel is approximately $3.65 per gallon. The margin between the sales price and feedstock costs may be used to cover fixed production costs and operating expenses (including Selling, General and Administrative Expenses).

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

Market Size

Biodiesel is a substitute or additive fuel to petrodiesel. As a result, its market is closely tied to that of petrodiesel. Energy Information Administration statistics show that total annual diesel consumption in the United States is approximately 62 billion gallons in 2006. According to the National Biodiesel Board, biodiesel constituted 225 million gallons (or approximately 3.6%) of this amount. Usage has increased significantly over the past several years (only 2 million gallons of biodiesel were produced in the United States in 2000), and biodiesel industry experts expect demand and production to continue to grow rapidly. The National Biodiesel Board has estimated that 500 million gallons of biodiesel were produced in 2007.

Projections for biodiesel’s growth in the US may have been inspired in part by the success of the industry in Europe, where biodiesel has been used since the early 1990’s and has already entered mainstream usage. The Methanol Institute estimates that nearly 6.1 million metric tons of biodiesel were produced in the European Union in 2007, representing approximately 5% of total diesel usage.

Usage Mandates

Certain states—including Louisiana, Minnesota, Washington and Illinois—have enacted biodiesel usage mandates. For instance, Minnesota’s B2 mandate requires that all diesel sold in the state have a 2% biodiesel blend. According to the Methanol Institute and the International Fuel Quality Center, at least 31 states provide either user or producer incentives for biodiesel (typically in the form of tax incentives), and the number of states considering further affirmative legislation for biodiesel continues to increase.

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

Furthermore, the EPA recently announced significant reductions in the required emissions certification levels of all on-road diesel engines. Beginning in 2006, sulfur levels in diesel fuel for on-road use were required to be reduced to a maximum of 15 parts per million (ppm), down from then current maximum of 500 ppm. A similar reduction for the off-road market was required in 2007, and for the marine and rail markets in 2008. However, reducing sulfur in diesel to 15 ppm substantially reduces its lubricity, enhancing the need for a lubricity additive. Biodiesel is well-positioned to be this additive. Biodiesel has a much higher lubricity than petrodiesel and contains no sulfur. According to the National Biodiesel Board, a 2% blend of biodiesel can restore the lubricity of “Ultra Low Sulfur” diesel fuel. Nonetheless, there is no guarantee that biodiesel will become a widely-used lubricity additive. Currently, most of the Ultra Low Sulfur diesel fuel sold in the United States does not contain biodiesel.

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

Insurance Policies

We maintain insurance policies covering our property and business, pollution liability, workers compensation, directors and officers' liability and general liability. However, as biodiesel is a new and unique product, it is unclear whether standard insurance policies cover claims arising from the production, use or transport of biodiesel. Furthermore, there can be no assurance that the policy coverage limits are adequate or sufficient in the event of an accident, negligence or an act of God.

Employees

We currently employ nine persons on a full-time basis. Of these persons, two are executives, four are engaged in operations and production, two are engaged in operations management, and one is engaged in environmental/chemical lab matters.

On the closing date of the Acquisition, we entered into a management services agreement with Ocean Park Advisors, LLC, pursuant to which certain of OPA's professionals (including but not limited to Bruce Comer, our Chief Executive Officer) and consultants perform general and administrative functions for us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

On March 14, 2006, we entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, one of our directors. Pursuant to that agreement, which was effective as of February 5, 2007, Mr. Galleberg provided management and consulting services for us. This agreement expired on October 15, 2007 and PV Asset Management, LLC is no longer engaged as a consultant by us. Mr. Galleberg remains a director of the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 6033 West Century Blvd., Suite 1090, Los Angeles, California 90045. Our other principal properties are as follows:

Location of Property	Use of Facility	Approximate Size
Pollock, Louisiana (1)	Production of biodiesel fuel	320 acres
Alexandria, Louisiana (2)	Office	1,637 sq. ft.
Los Angeles, California (3)	Office	2,082 sq. ft.

(1) This property is owned by us.

(2) This property is leased by us pursuant to a 36 month lease which began on February 1, 2007, at the rental rate of $1.25 per square foot per month.

(3) This property is leased by us pursuant to a 18 month lease which began on February 1, 2007, at the rental rate of $1.50 per square foot per month from February 1, 2007 to January 31, 2008 and at the rate of $1.55 from February 1, 2008 to July 31, 2008.

Item 3. Legal Proceedings

John T. McDaniel v. Vanguard Synfuels and Allegro Biodiesel Corporation, Civil Suit No. 19029, Thirty Fifth Judicial District Court of the Parish of Baton Rouge, Louisiana.

Vanguard Synfuels, LLC and Allegro were sued by a former employee of Vanguard who claims he was terminated by Vanguard in breach of his employment agreement. He is seeking an unspecified amount of damages plus court costs and interest. Recently, the Court denied the former employee’s motion for summary judgment. Discovery is in the early stages. We believe the suit to be without merit and intend to vigorously defend ourselves.

Indemnification Claims

On November 13, 2007, we notified the former members of Vanguard (the “Former Vanguard Members”) of our demand for indemnification under the Contribution Agreement we entered into with them on September 20, 2007 (the “Contribution Agreement”), and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on the same date (the “Escrow Account”). In our letter, we alleged that the Former Vanguard Members made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006, namely overstating inventory assets and understanding current liabilities. The total amount of this claim is approximately $1.23 million, not all of which is payable in cash. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $905,993 in cash and 619,003 shares of our common stock from the Escrow Account.

On February 22, 2008, we notified the Former Vanguard Members of an additional demand for indemnification under the Contribution Agreement, and of our further claim upon the Escrow Account. In our second letter we alleged that the Former Vanguard Members made certain misrepresentations with respect to certain IRS tax penalties. The total amount of this additional claim is $47,448. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $38,173 of cash and 23,965 shares of our common stock from the Escrow Account.

On March 18, 2008, we notified the Former Vanguard Members of a third demand for indemnification under the Contribution Agreement, and of our further claim upon the Escrow Account. In our third letter we alleged that the Former Vanguard Members made certain misrepresentations with respect to the Vanguard biodiesel plant and certain liabilities relating to the disposal of glycerin produced at such plant. The total amount of this claim is $972,525. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $782,436 of cash and 491,139 shares of our common stock from the Escrow Account.

The Former Vanguard Members have disputed the first two demands we have made for indemnification. We have not yet received a response to our third demand. Two of the Former Vanguard Members, Darrell Dubroc and Tim Collins, are currently officers and directors of Allegro. We can make no assurances as to the final amount, if any, of funds that will be released to us from the Escrow Account.

Item 4. Submission of Matters to a Vote of Security Holders

On December 4, 2007, we held our annual meeting of shareholders. At the meeting, the shareholders elected the following directors for terms expiring at the next annual meeting of shareholders:

Nominee	Votes Cast For	Votes Withheld	Abstentions	Broker Non-Votes
W. Bruce Comer III	50,639,778	38,407	0	10,053,538
Heng Chuk	50,640,024	38,161	0	10,053,538
Paul Galleberg	50,638,133	40,052	0	10,053,538
Jeffrey Lawton	50,640,162	38,023	0	10,053,538
Tim Collins	50,640,408	37,777	0	10,053,538
Darrell Dubroc	50,638,563	38,622	0	10,053,538

The shareholders also ratified the appointment of McKennon, Wilson & Morgan, LLP as our independent auditors for the fiscal year ending December 31, 2007. Of the votes cast on this matter, 50,634,167 votes were cast for; 21,072 votes were cast against; 22,946 votes abstained; and there were 10,053,538 broker non-votes.

No other matters were voted on at the meeting.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is approved for quotation on the Over-the-Counter Bulletin Board under the trading symbol “ABDS”. The following table sets forth the high and low sales prices for our common stock for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2006
First Quarter	$18.00	$5.00
Second Quarter	$14.00	$7.00
Third Quarter	$10.00	$3.00
Fourth Quarter	$5.25	$2.25

2007
First Quarter	$6.20	$3.00
Second Quarter	$8.50	$1.01
Third Quarter	$2.10	$0.55
Fourth Quarter	$0.85	$0.21

There were approximately 340 common shareholders of record as of March 24, 2008. We have not paid any dividends on our common stock since its inception and we do not anticipate paying cash dividends in the foreseeable future

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities

Equity compensation plans approved by security holders	696,960	$0.76	1,035,091
Equity compensation plans not approved by security holders	-	N/A	N/A

Total	696,960	$0.76	1,035,091

Issuer Purchases of Equity Securities

During the three months ended December 31, 2007, we did not make any purchases of our common stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2007, we did not sell any unregistered securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K of Allegro Biodiesel Corporation for the year ended December 31, 2007 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are in the business of production and distribution of biodiesel fuel. We began biodiesel fuel production and sales in April 2006, making us the first operational producer of biodiesel in Louisiana. Our biodiesel fuel production facility is located on a 320-acre site in Pollock, Louisiana. The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. Our current production capacity is estimated to be 12 million gallons of biodiesel per year.

Our primary source of revenue is the sale of biodiesel fuel, both in blended and unblended forms with petroleum-based diesel fuel. We produce biodiesel that meets or exceeds the ASTM D6751 specification and sell it primarily to wholesalers who purchase pure biodiesel (known as B100) or blended biodiesel such as B20 (which is blend of 20 percent biodiesel and 80 percent diesel). Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to the prices of petroleum-based diesel fuel and the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels.

Trends and Factors Affecting Our Business

Our sales are dependent on the volume and price of the biodiesel fuel we sell. The selling prices we realize for our biodiesel are closely linked to market prices of petroleum-based diesel fuel, the supply and demand for biodiesel, as well as the tax incentives offered by federal and state governments for the production and blending of alternative fuels. The wholesale price of petroleum diesel historically has been highly volatile in both the short and long-term. For example, during 2007, wholesale petroleum-based diesel prices in the Gulf Coast have ranged from a low of approximately $1.40 to a high of approximately $2.55. During the year ended December 31, 2007, the average price per gallon in the Gulf Coast region of the United States was approximately $2.45.

Our gross margin is driven by the cost of feedstock (primarily soybean oil) and other chemical inputs used in our production of biodiesel fuel. Soybean oil is the primary input used and is our single largest expense. We purchase feedstock and other inputs both on the spot market and pursuant to fixed, short-term supply agreements. The price for refined soybean oil has been steadily increasing since the beginning of 2007, and increased to approximately $5.00 per gallon as of March 14, 2007, as compared to approximately $1.90 per gallon in the third quarter of 2006. This increase in soybean oil prices also has had a significant, negative effect on our profit margins and cash flows. In addition, we have experienced price fluctuations in other inputs such as sodium methylate and methanol.

Due to the rising costs of our feedstock inputs (out of proportion to the increase in fuel prices), we have had to significantly reduce our biodiesel production volume, which in turn has contributed to a reduction in our revenue and cash flows. We are currently not producing biodiesel due to the cost of soybean oil. If current commodity price levels (e.g., for soybean oil and diesel fuel) persist, we will produce only very limited quantities of biodiesel product during 2008. As discussed above, as a result of the rising cost of our feedstock inputs, we recorded an impairment of our goodwill associated with the Pollock Facility of approximately $19.9 million during the third quarter of 2007.

Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we significantly reduced our biodiesel production volume, administrative costs and our headcount from 19 to seven employees. Furthermore, we amended our compensation arrangements with our management team effective October 15, 2007, including a deferral of 50% of the monthly cash compensation payable to our senior executives, OPA and our non-executive directors, plus a 100% deferral of any bonuses, until a time in the future to be determined by our Board of Directors.

These measures have significantly lowered our monthly cash operating expenses from an average of about $400,000 to approximately $150,000 per month while preserving our ability to manufacture biodiesel fuel. In addition to our cost reduction plan, we are actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector. Currently, our production team is evaluating jatropha oil as a potential lower cost feedstock. We are also exploring potential business combinations with third parties, the sale of Allegro, the sale of some or all of the assets of the biodiesel plant, and raising additional capital. We cannot provide any assurances as to whether we will be successful in our pursuance of any of these strategic alternatives.

On June 22, 2007, we entered into a definitive agreement to acquire all of the outstanding stock of Talen's Marine & Fuel, Inc. (“Talen’s”). The closing of the acquisition was contingent on our ability to secure not less than $30 million in financing for the acquisition on terms and conditions satisfactory to us. Due to the unforeseen deterioration of conditions in the financial markets, securing financing, in the timeline originally set forth in the definitive agreement, was not practicable.  As such, all parties agreed to terminate the Purchase Agreement effective October 18, 2007.

Strategy

Throughout fiscal 2007 we pursued measures to decrease the cost of feedstock and improve our operating efficiency. During the second quarter of 2007, we installed a methanol distillation system in order to reduce our methanol usage needs in the production of biodiesel. In April 2007, we introduced crude soybean oil feedstock into our biodiesel production process, which previously used more expensive refined soybean oil as the primary feedstock. In June 2007, we began exploring the use of pretreated animal tallow as an additional low-cost feedstock. On February 12, 2008 we began exploring making biodiesel from jatropha oil. We are pursuing other lower-cost modes of transport (such as freight by river barge, instead of rail or truck) for inbound supplies as well as outbound finished product.

In addition to our cost reduction initiatives, we are also actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector. And as appropriate (i.e. with a re-alignment of commodity prices), in the future we have the ability to increase our production capacity from 12 million to 20 million gallons, but any such increase would be subject to our obtaining additional financing.

Biodiesel Tax Credit

Biodiesel's potential to reduce dependence on foreign petroleum imports in the United States and to support domestic agriculture has prompted the introduction of favorable legislation to encourage its use and production, and to spur investment in the industry. In October 2004, Congress passed a biodiesel tax incentive as part of the American Jobs Creation Act. The incentive allows diesel “blenders,” as registered with the Internal Revenue Service (the “IRS”), to claim an excise tax credit of $1.00 per gallon for biodiesel made from virgin vegetable oil or animal fats, and $0.50 per gallon for biodiesel made from non-virgin oil. This tax credit allows producers of biodiesel to compete effectively with petrodiesel. Originally scheduled to expire at the end of 2006, the tax credit was extended by the Energy Policy Act of 2005 (“EPAct”) to the end of 2008.

Biodiesel Pricing

The price of biodiesel is closely linked with the price of petrodiesel, which has increased dramatically in recent years with the rapid rise in oil prices. As of the date of this report, the national average wholesale price of diesel (before tax) is approximately $2.65 per gallon. Because biodiesel is currently eligible for the $1 per gallon federal excise tax credit, it is generally sold at a wholesale price approximately $1 higher than the wholesale price of petrodiesel. Alternatively, a producer of biodiesel who is also registered as a blender may blend the product with petrodiesel, sell the blended diesel (at the wholesale price) and then claim the tax credit directly. We are a blender registered with the IRS.

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

Goodwill and Acquired Intangible Assets

We account for goodwill and acquired intangible assets in accordance with SFAS 142 (FAS 142) “Goodwill and Other Intangible Assets”, whereby goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, its Pollock, Louisiana, biodiesel production facility, to which goodwill is assigned.

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

We believe the asset sale valuation and discounted cash flow methods provide the most accurate representations of the fair value of its biodiesel production facility. In determining the future cash flows of the facility, management considered among other things, the current and projected prices for soybean oil (the primary cost input) and for diesel and biodiesel fuel. Since the acquisition of Vanguard in September 2006, the price of soybean oil has steadily increased from $1.90 to over $5.00 per gallon of biodiesel produced. As a result, the expected cash flows to be generated by the biodiesel production facility were adversely impacted, resulting in the impairment of goodwill. As a result of its analysis, an impairment to goodwill of $19,978,894 was recorded during the third quarter of 2007.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109,“Accounting for Income Taxes”. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

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

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the Emerging Issues Task Force (EITF) in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. From April 13, 2007 to June 13, 2007, the Company incurred penalties under the registration rights agreement it entered into on September 20, 2006, for the late registration of shares underlying the Class A convertible preferred shares it issued in September 2006. The registration statement was declared effective on June 13, 2007. As of December 31, 2007, the Company accrued $381,415 for penalties associated with the late registration of such shares. .

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ("FIN48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 will be effective for the Company beginning October 1, 2007. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

Results of Operation

Immediately prior to the acquisition of Vanguard Synfuels, LLC on September 20, 2006 (the “Acquisition”), we were considered a “shell company” as defined by the Securities and Exchange Commission with our business activities primarily focused on raising additional financing and the pursuit of a strategic transaction. Consequently, we had no operations until after the completion of the Acquisition. As a result, we believe that a comparison of our financial results for the year period ended December 31, 2007, to the year ended December 31, 2006, is not meaningful.

Results of Operations for the Years Ended December 31, 2007 and 2006

Sales

During fiscal 2007, we generated $7,402,700 in revenue from sales of biodiesel, including excise tax credits of $1,940,947 generated by the sale of blended biodiesel fuel.

From the date of the Acquisition (September 20, 2006) through December 31, 2006, we generated $1,802,926 in revenue through sales of biodiesel, including excise tax credits of $618,155 generated by the sale of blended biodiesel fuel.

Gross Profit (Loss)

Our gross loss represents revenues less the cost of goods sold. Our cost of goods sold consists of raw materials including the cost of vegetable oils, chemicals, labor and overhead incurred with the production of biodiesel.

Our gross loss during fiscal 2007 was $373,606 primarily as a result of increasing feedstock costs as discussed above under the caption “Trends and Factors Affecting Our Business.”

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

Selling, General and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include personnel costs, product marketing, the costs of corporate functions (including our Services Agreement with OPA), accounting, transaction costs, legal expenses, public company costs, information systems costs and non-cash stock-based compensation.

SG&A expenses during fiscal 2007 were $7,890,749, including $2,733,467 of non-cash stock based compensation expense, $359,025 of depreciation expense, and $990,960 of abandoned acquisition costs incurred in connection with the termination of the proposed acquisition of Talen’s. We also incurred $961,774 in management fees and milestone payments to OPA pursuant to our Services Agreement with OPA.

SG&A expenses during 2006 were $25,404,059, including $1,358,755 incurred by Vanguard from the date of the Acquisition to December 31, 2006. Included in these costs were non-cash, nonrecurring expenses incurred in connection with the Acquisition, granting of stock options and issuance of warrants. The stock options and warrants were valued using the Black-Scholes option pricing model. The charges include the following items:

•	$14,807,934, representing the fair value of warrants granted to OPA for the waiving of anti-dilution provisions held in connection with our Series I convertible preferred stock; and
•	$6,044,040 for the fair value of vested stock options granted to OPA in connection with its Services Agreement with us.

Amortization of Intangible Assets

Amortization expense relating to our intangible assets during fiscal 2007 was $905,400, compared to $226,350 during fiscal 2006. The change resulted from a full year of amortization in fiscal 2007 compared to approximately three months in fiscal 2006.

Impairment of Goodwill

During 2007, we performed a goodwill impairment test relating to the Pollock Facility which resulted in an impairment to goodwill associated with the facility of $19,978,894. This impairment was attributable to the increase in feedstock costs. During 2006, we recorded an impairment of goodwill of $51,012,250 on “day one” of the Acquisition. See Note 2 to the consolidated financial statements.

Interest Expense

Interest expense during fiscal 2007 primarily related to principal amounts outstanding under our credit agreement with First South Farm Credit, ACA. During the first nine months of 2006, we had $750,000 of outstanding principal balances under convertible promissory notes which were cancelled in September 2006 and converted into common stock in connection with the Acquisition.

During fiscal 2007, we incurred interest expense of $348,265, compared to $879,029 in fiscal 2006. Interest expense during fiscal 2006, included $737,443 of non-cash accretion for the $750,000 convertible notes which were cancelled and converted into common stock on the date of the Acquisition. The remaining interest expense was attributable to Vanguard's line of credit and notes payable from the date of the Acquisition to December 31, 2006.

Interest Income

Interest income during fiscal 2007 was $67,186 compared to $68,096 during the same period in fiscal 2006.

Registration Rights Penalties

During fiscal 2007, we incurred registration rights penalties under our Series A convertible preferred stock registration rights agreement of $381,250, as compared to $0 for 2006. See Note 14 to the consolidated financial statements.

Other Income

Other income during fiscal 2007 totaled $222,753, and included $197,753 of penalties received for untimely removal of equipment sold to a third-party prior to the Acquisition.

Other income during fiscal 2006 totaled $142,781, and consisted primarily of proceeds received from the sale of our equity interests in TGC Research Limited, a subsidiary that held intellectual property assets related to our previously discontinued business operations, to Glumetrics, Inc. in July 2006.

Income Tax Benefit

The benefit from income taxes for the year ended December 31, 2007 resulted from operating losses incurred. Such losses were recognized to the extent of our deferred income tax liabilities. The amount of our deferred tax assets in excess of our liabilities has been recorded as deferred tax assets, which have been provided a valuation allowance of approximately $20,101,400. As a result of our recent operating losses and our expectation of future operating results, we determined that it is more likely than not that the U.S. federal and state income tax benefits (principally net operating losses we can carry forward to future years) which arose during the year ended December 31, 2007 will not be realized. We do not expect to recognize any income tax benefits relating to future operating losses until we believe that such tax benefits are more likely than not to be realized.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business.

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of debt and equity securities, and amounts available for borrowing under our credit agreement with First South Farm Credit, ACA (“First South”). In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. In addition, commensurate with our level of production of biodiesel, we require working capital for purchases of soybean oil and other inputs necessary for biodiesel production. At December 31, 2007, our cash and cash equivalents totaled $874,693, and we had negative working capital of $6,727,825 Included as a reduction to our working capital is $2,844,342 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash. The payment of such dividends may result in substantial dilution to our existing common shareholders. We also have a note receivable from Community Power Corporation (“CPC”) for $500,000 as of December 31, 2007, of which $225,000 was repaid on February 27, 2008, and $25,000 was forgiven in exchange for such early repayment. The remaining balance of $250,000 is due on or before December 31, 2008.

At December 31, 2007, we had $3,017,379 in bank debt outstanding under our credit agreement with First South. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. The amount outstanding under the note payable and line of credit is $1,350,000 and $1,667,379, respectively. The credit agreement is secured by substantially all of the assets of Vanguard. As of December 31, 2007, Vanguard failed to comply with a covenant under the credit agreement, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008, and an acknowledgement that Vanguard was no longer in default of the credit agreement as of December 31, 2007. In the future if Vanguard is unable to meet the covenants under the credit agreement, First South may elect to exercise its rights under the agreement and foreclose on the assets of Vanguard. On January 1, 2008, we made the contractual principal payment of $150,000 on the term loan.

On November 21, 2007, we issued a convertible promissory note to Monarch Pointe Fund, Ltd. (“Monarch Pointe”), a fund managed by M.A.G. Capital, LLC (“MAG”) for $1,000,000. The proceeds of this loan were used to make a minority investment in CPC. The note is due on March 31, 2008, and is convertible into our common stock at any time at either party’s election at a conversion price of $0.65 per share. On March 27, 2008, we notified Monarch Pointe that we will be converting the principal of the note, together with accrued interest, into 1,577,113 shares of our common stock.

On June 28, 2007, we borrowed $640,000 from The Bel Fixed Income Portfolio (“Bel”) which we loaned to Talen's in connection with the proposed acquisition discussed above under “Trends and Factors Affecting Our Business.” On September 11, 2007, Talen’s repaid the amounts owed to us. In turn, we repaid the amounts owed to Bel.

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements into the second quarter of 2008. We are currently seeking additional financing to fund our business. Due to the increases in the price of soybean oil, our primary input in the production of our biodiesel, we cannot assure you that such financing will be available to us on favorable terms, or at all. If we cannot obtain such financing, we will be forced to further curtail our operations, and we may become unable to satisfy our obligations to our creditors. In such an event we will need to enter into discussions with our creditors to settle, or otherwise seek relief from, our obligations. Management is also in the process of evaluating strategic opportunities which include the possible sale of Allegro to a third party or a sale of the biodiesel facility’s assets.

Cash Flows

The following table sets forth our cash flows for the years ended December 31,:

	2007	2006	Change
Provided by (used in)
Operating activities	$(4,052,489)	$(3,519,389)	$(533,100)
Investing activities	(1,601,109)	(19,063,159)	17,462,050
Financing activities	950,000	27,780,012	(26,830,012)
	$(4,703,598)	$5,197,464	$(9,901,062)

Operating Activities

Operating cash flows during fiscal 2007 reflect our net loss of $29,588,390, offset by positive changes in working capital of $1,372,552 and non-cash expenses (depreciation, amortization of intangible assets, impairment of goodwill and stock-based compensation) of $24,083,349. The change in working capital requirements is primarily related to decreases in accounts receivables and inventory levels due to decreased sales and, increases in our accounts payable and increases in accrued expenses.

Operating cash flows during fiscal 2006 reflect our net loss of $75,249,814 and increased working capital requirements, substantially offset by non-cash charges (depreciation, amortization, stock-based compensation, impairment of goodwill, accretion of convertible notes, and nonrecurring indirect transaction related charges) of $75,305,235.

Investing Activities

Cash used in investing activities during fiscal 2007 was $1,601,109. During fiscal 2007, we purchased $626,109 of equipment purchases to upgrade our plant and increase operational efficiencies in order to lower our production costs. We also invested $1,000,000 for a minority interest in Community Power Corporation.

During fiscal 2006, we paid $18,538,953 in cash to acquire Vanguard and purchased $524,206 of capital expenditures to upgrade and expand the production capacity of our plant.

Financing Activities

During fiscal 2007 cash provided by financing activities was $950,000. During fiscal 2007, we received proceeds of $1,640,000 from the issuances of promissory notes and $600,000 from the exercise of warrants to purchase our common stock. We also loaned $1,140,000 to two parties of which we received aggregate principal payments of $640,000 and made $640,000 in principal repayments. We also made a scheduled principal payment of $150,000 under our term loan with First South.

During fiscal 2006, we received net proceeds of $28,240,000 from the issuance of $28,500,000 of Series A convertible preferred stock and $300,000 from the issuance of a convertible note. We repaid of $759,988 of notes payable assumed in connection with the Acquisition and converted the $300,000 convertible note into common stock.

Disclosure of Contractual Obligations

The following table summarizes our commitments to settle contractual obligations in cash as of December 31,:
	Year ending December 31,
	2008	2009	2010	Total
Debt obligations	$4,017,378	$-	$-	$4,017,378
Operating leases	47,041	24,555	2,046	73,642
	$4,066,427	$26,564	$4,056	$4,091,020

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements are set forth under “Item 15. Exhibits, Financial Statements Schedules,” and at pages F-1 to F-20.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Bruce Comer	42	Chief Executive Officer, Director

Darrell Dubroc	47	President & Chief Operating Officer, Director

Tim Collins	43	Executive Vice President of Business Development, Director

Paul A. Galleberg	47	Director, Compensation Committee Chairman

Jeffrey Lawton	31	Director, Audit Committee Chairman

Until August 22, 2007, we had a classified Board of Directors. On that date, among other things, we amended and restated our Certificate of Incorporation to eliminate our classified Board. As a result, each of our Board members have terms which expire one year from the date of the election.

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

Bruce Comer

Mr. Comer has served as the Chief Executive Officer and a director of the Company since December 2005, and is the founder and Managing Director of Ocean Park Advisors, LLC, a private equity firm founded in 2004 that invests in middle-market companies and provides advisory services to select investors and corporate clients. He has over 17 years experience in business development, finance and operations both in the United States and throughout Asia. Prior to founding Ocean Park Advisors, he was a Principal at Platinum Equity. From 2000 through 2002, Mr. Comer was the Chief Financial Officer of Pacific Crossing, a subsea cable venture that owned and operated a trans-Pacific fiber optic cable system linking Japan and the United States, and was Vice President of Corporate Finance at Asia Global Crossing. The Pacific Crossing venture consisted of the following entities: PC Landing Corp., a Delaware corporation, Pacific Crossing, Ltd., a Bermuda company, Pacific Crossing UK, Ltd., a United Kingdom company, PCL Japan, Ltd., a Japan company, and SCS Bermuda, Ltd., a Bermuda company. Mr. Comer serves on the Board of Trustees of Princeton-in-Asia. He is also a member of the Pacific Council on International Policy and served on its task force on United States-Indian Relations. Mr. Comer received a Bachelor's degree cum laude from Princeton University; a Master's degree with Distinction in International Relations from Johns Hopkins University, and an MBA from the Wharton School.

Darrell Dubroc

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

Tim Collins

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

Paul A. Galleberg

Mr. Galleberg has served as a director of the Company since March 2006. He has over 20 years experience in business development, law, corporate finance and general management. Since June 2006, Mr. Galleberg has been President of PV Asset Management LLC, a private investment and advisory company. From 2000 to June 2006, Mr. Galleberg had been Senior Vice President, General Counsel and Secretary of Infonet Services Corporation, one of the world's largest managed data network services providers, which was purchased by BT Group plc in February 2005. Prior to joining Infonet, Mr. Galleberg was a corporate partner with Latham & Watkins, an international law firm, having been associated with the firm since 1986. Mr. Galleberg received a J.D., cum laude, from Harvard Law School and an A.B., with highest distinction, from the University of Michigan.

Jeffrey Lawton

Mr. Lawton has served as a director of the Company since May 2006. He has over 10 years experience in corporate restructurings, corporate development, mergers and acquisitions, business development and investment banking. From 2003 to 2006, Mr. Lawton was Vice President of Restructuring and Investor Relations for Adelphia Communications Corporation. From 2000 to 2003, Mr. Lawton served as Director, Corporate Development/Finance at 360 networks, a telecommunications infrastructure and services provider in the United States and Canada. From 1999 to 2000, Mr. Lawton worked in corporate development at XO Communications, a competitive local telecom provider, and prior to XO Communications, Mr. Lawton was an investment banker in the telecommunications and media group at Merrill Lynch & Co. in New York. Mr. Lawton received a B.A. in economics, cum laude, from Princeton University.

Director Independence

As of the date of this prospectus, the only member of our Board and our Board Committees who is “independent” is Jeffrey Lawton. In making that determination we used the definitions of independence of NASDAQ, even though such definitions do not currently apply to us because we are not listed on NASDAQ.

Family Relationships

None.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee whose members are Mr. Galleberg, who is the Chairman, and Mr. Lawton. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees of Allegro, subject to ratification by the full Board, and administers our 2006 Incentive Compensation Plan (the “Plan”). The Compensation Committee took no actions by written consent and did not formally meet in fiscal 2007.

The Board of Directors re-established its Audit Committee on November 20, 2006 and appointed Mr. Galleberg and Mr. Lawton as members of the Audit Committee (previously, the full Board acted in lieu of a separate Audit Committee). The chairman of the Audit Committee is Jeffrey Lawton. The Audit Committee reviews the results and scope of the audit and other services provided by our independent certified public accountants, as well as our accounting principles and our system of internal controls, reports the results of their review to the full Board and to management and recommends to the full Board that our audited consolidated financial statements be included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Audit Committee undertakes these specific duties and other responsibilities listed in the Audit Committee’s charter, and such other duties as the Board may prescribe from time to time. We have determined that Jeffrey Lawton is a “financial expert” as such term is defined under the rules of the Securities and Exchange Commission. The Audit Committee met four times in the year ended December 31, 2007.

The Board of Directors established a Nominating Committee on November 20, 2006 and appointed Mr. Comer, Mr. Dubroc and Mr. Galleberg as members of the Nominating Committee. The Nominating Committee did not meet during fiscal 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Allegro. Officers, directors and greater-than ten percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Business Conduct

The Company has adopted a code of business conduct that applies to the Company's principal executive officer and principal financial officer. This code of ethics has been filed as an exhibit to this report.

Item 11. Executive Compensation

The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers whose total compensation for the 2007 fiscal year was in excess of $100,000, for services rendered in all capacities for the fiscal years ended December 31, 2007 and 2006, respectively. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2007 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualfied Deferred Compensation Earnings ($)	All Other Compensation Total ($)		Total

Bruce Comer,	2007	-	(1)	-	-	-		-	-	-		$-
Chief Executive Officer	2006	$18,333	(1)	-	-	$1,001,119	(3)	-	-	-		$1,019,452
Heng Chuk,	2007	-	(2)	-	-	-		-	-	-		$-
Chief Financial Officer	2006	$18,334	(2)	$6,000	-	$480,534	(4)	-	-	-		$504,868
Darrell Dubroc,	2007	$222,356		-	-	-		-	$27,644	-		$250,000
President and Chief Operating	2006	$75,452		-	-	-		-	-	$540,598	(5)	$616,050
Tim Collins,	2007	$155,649		-	-	-		-	$19,351			$175,000
Executive Vice President of Business Development	2006	$51,769		-	-	-		-	-	$174,378	(6)	$226,147

(1)
Does not include payments made to Ocean Park Advisors, LLC (“OPA”) of which Bruce Comer is a principal. Pursuant to a management services agreement that we entered into with OPA on September 20, 2006, as subsequently amended, we paid OPA $75,000 per month through October 15, 2007, $30,000 per month from October 15, 2007 through December 31, 2007, and deferred payment of $111,774 for services performed from October 15, 2007 through December 31, 2007. OPA professionals and advisors perform general and administrative services for us. Mr. Comer serves as our Chief Executive Officer pursuant to that agreement. He receives no separate compensation for his services. See “Employment and Management Agreements” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)
Does not include payments made to OPA pursuant to the agreement described in Note 1 above. Mr. Chuk was a principal of OPA during fiscal 2007, and served as our Chief Financial Officer until his resignation in February 2008. Pursuant to the OPA agreement, he received no separate compensation for his services. See “Employment and Management Agreements” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(3)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Comer in fiscal 2006, computed in accordance with Financial Accounting Standards 123R. See Note 15 to the Consolidated Financial Statements for a discussion of the assumptions we used in making such calculation. Does not include a stock option to purchase 2,069,109 shares of common stock granted to OPA on September, 20, 2006. Mr. Comer is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

(4)
Represents the dollar amount recognized for financial reporting purposes of all stock options awarded to Mr. Chuk in fiscal 2006, computed in accordance with Financial Accounting Standards 123R. See Note 15 to the Consolidated Financial Statements for a discussion of the assumptions we used in making such calculation. Does not include the stock option granted to OPA on September, 20, 2006 and described in Note 3 above. Mr. Chuk was a principal of OPA during fiscal 2007 and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

(5)	Represents a bonus of $540,598 paid to Mr. Dubroc upon the completion of the Vanguard Acquisition.

(6)	Represents a bonus of $174,378 paid to Mr. Collins upon the completion of the Vanguard Acquisition.

Employment, Management and Change of Control Agreements

On September 20, 2006, we entered into an employment agreement with Mr. Dubroc as our President and Chief Operating Officer. The employment agreement provides for an initial term of three years, which is automatically renewed for successive one-year terms thereafter on the same terms and conditions unless either party provides the other party with notice that it has elected not to renew the employment agreement. Mr. Dubroc is entitled to receive an annual salary of $250,000, a bonus of $540,598 that was paid upon the closing of the Acquisition, future incentive compensation of up to $1,081,196 based on our achieving certain milestones, and an annual performance bonus to be determined by our Board of Directors. On October 22, 2007, Mr. Dubroc agreed to allow us to defer payment of fifty percent of his monthly cash compensation and one hundred percent of any bonuses earned (as provided for in his employment agreement with us dated September 20, 2006), effective as of October 15, 2007. These amounts will be deferred until a date to be determined by the Board of Directors. In connection with the proposed acquisition of the Port Assets described under “Item 1. Business-Developments in Our Business During Fiscal 2007,” Mr. Dubroc agreed to release certain of his bonus rights under his employment agreement in exchange for our permission to participate as an investor in such transaction.

On September 20, 2006, we entered into an employment agreement with Mr. Collins as our Executive Vice President of Business Development. The employment agreement provides for an initial term of three years, which is automatically renewed for successive one-year terms thereafter on the same terms and conditions unless either party provides the other party with notice that it has elected not to renew the employment agreement. Mr. Collins is entitled to receive an annual salary of $175,000, a bonus of $174,378 that was paid upon the closing of the Acquisition, future incentive compensation of up to $348,756 based on our achieving certain milestones, and an annual performance bonus to be determined by our Board of Directors On October 22, 2007, Mr. Collins agreed to allow us to defer payment of fifty percent of his monthly cash compensation and one hundred percent of any bonuses earned (as provided for in his employment agreement with us dated September 20, 2006), effective as of October 15, 2007. These amounts will be deferred until a date to be determined by the Board of Directors. In connection with the proposed acquisition of the Port Assets described under “Item 1. Business – Developments in Our Business During Fiscal 2007,” Mr. Collins agreed to release certain of his bonus rights under his employment agreement in exchange for our permission to participate as an investor in such transaction.

On September 20, 2006, we entered into a management services agreement with OPA, pursuant to which certain of OPA's professionals (including but not limited to Mr. Comer) and consultants provided general and administrative services to us. Such professionals are involved in our strategic planning, management of operations, finance and accounting functions, as well as business development. We and OPA have agreed that Mr. Comer shall continue to serve as our Chief Executive Officer, and that OPA will have the right to appoint two directors to our Board. On October 15, 2007, we amended our agreement with OPA to provide that 50% of the monthly cash compensation payable to OPA for management fees and 100% of the bonus fees earned on or after such date will be deferred until a date to be determined by the Board of Directors. Additionally, the agreement was also amended as follows: the term of the agreement was extended to October 31, 2007; after October 31, 2007, the agreement continues on a month-to-month basis unless terminated by either party on seven days advance written notice; OPA's monthly compensation under the agreement was reduced from $75,000 to $60,000, effective as of October 15, 2007; aggregate potential bonus payments for the achievement of designated milestones under the agreement were reduced from $400,000 to $275,000; and certain of such milestones were deleted. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Bruce Comer	-	-	(1)	-	-	-	-	-	-	-
Heng Chuk	-	-	(2)	-	-	-	-	-	-	-
Darrell Dubroc	-	-		-	-	-	-	-	-	-
Tim Collins	-	-		-	-	-	-	-	-	-

(1)
Does not include a stock option to purchase 2,069,109 shares of common stock granted to OPA on September 20, 2006. Mr. Comer is a principal of OPA and disclaims beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein. Such option has an exercise price of $0.7587 and expires on December 31, 2008. The option is fully vested and became exercisable on January 1, 2008.

(2)
Does not include the stock option granted to OPA on September 20, 2006 as described in Note 1 above. Mr. Chuk is a former principal of OPA who resigned as an officer and director of Allegro in February 2008. He disclaims beneficial ownership of the shares underlying the option except to the extent of his pecuniary interest therein.

Director Compensation

The following table provides certain summary information concerning the compensation paid to our non-executive directors. All compensation paid to our directors who are also executive officers is set forth in the table under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)		Stock awards ($)	Option awards ($)	Non-Equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation Earnings ($)	All other Compensation ($)	Total ($)
Paul A. Galleberg	$7,434	(1)	-	-	-	-	-	$7,434
Jeffrey Lawton	$20,000	(2)	-	-	-	-	-	$20,000

(1)	Includes deferred fees earned of $1,667 for the year ended December 31, 2007. See “Item 1. Business — Developments in Our Business During Fiscal 2007 – Trends in Our Business.”

(2)	Includes deferred fees earned of $2,000 for the year ended December 31, 2007. See “Item 1. . Business — Developments in Our Business During Fiscal 2007 – Trends in Our Business.”

Our non-executive directors receive annual retainers of $16,000 and no additional fees for each meeting they attend. For the period from March 2007 through October 15, 2007, Mr. Galleberg did not receive any fees for his service as a director since we were party to a services agreement with a company controlled by him, as described below. Effective as of October 15, 2007, 50% of the compensation payable to our non-executive directors was deferred until a time in the future to be determined by our Board of Directors.

On August 11, 2006, we granted Bruce Comer, our Chief Executive Officer, and Heng Chuk, our former Chief Financial Officer and Secretary options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Our two outside directors, Paul Galleberg and Jeffrey Lawton, were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director). All stock options issued to the above individuals were originally set to expire on March 15, 2007; on March 14, 2007, we extended the expiration terms to December 31, 2007. The options expired as of that date.

On March 14, 2007, we entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performed management and consulting services for us. The original term of the agreement extended through August 3, 2007, and was then further extended to October 15, 2007. The agreement expired on such date. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Incentive Compensation Plan

On August 11, 2006, our Board of Directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended on September 20, 2006, was approved by the stockholders at a special meeting of stockholders held on November 28, 2006. As a result of stockholder approval, the 2006 Plan became effective as of August 11, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of Allegro and its subsidiaries, including stock options to purchase shares of the our common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of our common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, and expires 10 years after adoption, unless terminated earlier by the Board.

At December 31, 2007, an aggregate of 696,960 stock options were issued and outstanding under the 2006 Plan.

Indemnification of Directors and Executive Officers and Limitation of Liability

As permitted by the Delaware General Corporation Law, our Certificate of Incorporation and Bylaws limit or eliminate the personal liability of our directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, directors exercise an informed business judgment based on all material information reasonably available to them. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

•	any breach of the director's duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

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

On August 4, 2006, we entered into indemnification agreements with Bruce Comer, Heng Chuk, Paul Galleberg and Jeff Lawton, who were our directors as of such date (each an “Indemnitee”). These indemnification agreements were ratified by our stockholders at a special meeting of shareholders on November 28, 2006. On March 20, 2007, we entered into indemnification agreements with Maili Bergman and Jason Huang, who were our employees as of such date. The indemnification agreements generally require us to indemnify and hold an Indemnitee harmless to the greatest extent permitted by law for liabilities arising out of the Indemnitee's service to us as an employee, officer or director, except to the extent that such liabilities are attributable to dishonest or fraudulent conduct, to personal gains to which Indemnitee is not entitled, or for which payments by us are not permissible under applicable law. The indemnification agreements also provide for the advancement of defense expenses by us. The foregoing summary is qualified by reference to the terms and provisions of the indemnification agreements.

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

Item 12. Security Ownership of Certain Benefical Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the following: (i) each person who beneficially owns more than five percent of our voting securities, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group. Percentages are based on 23,625,143 shares of our common stock outstanding as of March 28, 2008.

	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
(2)	M.A.G. Capital, LLC	24,356,395	52.8%	%
(3)	Mercator Momentum Fund	2,422,063	9.3%	%
(4)	Mercator Momentum Fund III	4,657,724	16.5%	%
(5)	Monarch Pointe Fund Ltd.	15,862,708	42.1%	%
(6)	Ocean Park Advisors, LLC	5,144,497	21.8%	%
(7)	Asset Managers International Limited	9,565,818	29.5%	%
(8)	St. Cloud Capital Partners	3,088,869	11.6%	%
(9)	Erasmus Louisiana Growth Fund	2,841,860	10.7%	%
(10)	Pentagon Dollar Satellite Fund	2,916,714	11.0%	%
(11)	Dave Callaham	2,493,859	9.5%	%
(12)	Bruce Comer	6,654,947	26.5%	%
(13)	Darrell Dubroc	6,978,630	29.5%	%
(14)	Tim Collins	4,131,370	17.5%	%
(15)	Paul A. Galleberg	623,478	2.6%
(16)	Jeffrey Lawton	384,604	1.5%
(17)	All directors and executive officers as a group	18,736,905	71.8%	%

(1)
The percentage calculations are based on 23,625,143 shares of common stock that were outstanding as of March 28, 2008 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 28, 2008 (including shares issuable upon the conversion of our Series A and B Convertible Preferred Stock) are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)
Consists of 1,413,900 shares of common stock that may be acquired upon the conversion of outstanding Series B Convertible Preferred Stock, as well as the securities held by Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., or Mercator Focus Fund, LP. David Firestone, as managing member of M.A.G. Capital, LLC, has voting and investment control over the shares owned by M.A.G. Capital, LLC and the foregoing Funds described in this table. See Notes 3, 4, and 5. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(3)
Consists of 23,051 shares of common stock, 1,691,694 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock, and 707,318 shares of common stock that may be acquired upon exercise of the warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(4)
Consists of 25,150 shares of common stock, 3,266,720 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 1,365,854 shares of common stock that may be acquired upon exercise of the warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(5)
Consists of 1,771,284 shares of common stock, 10,587,673 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 3,503,751 shares of common stock that may be acquired upon exercise of the warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series B Convertible Preferred Stock contains provisions prohibiting any conversion of the Series B Convertible Preferred Stock that would result in M.A.G. Capital, LLC; Mercator Momentum Fund, LP; Mercator Momentum Fund III or Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(6)	Consists of 5,144,497 shares of common stock. Bruce Comer, as managing partner of Ocean Park Advisors LLC, has voting and investment control over the shares owned by it.

(7)
Consists of 815,675 shares of common stock and 8,750,143 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Lewis Chester, as managing member of Asset Managers International Limited, has voting and investment control over the shares owned by it.

(8)
Consists of 3,088,869 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Marshall Geller, as managing partner of St. Cloud Capital Partners, has voting and investment control over the shares owned by it.

(9)
Consists of 2,841,860 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Matthew O'Reilly, the managing partner of Erasmus Louisiana Growth Fund L.P., has voting and investment control over the shares owned by it.

(10)
Consists of 2,916,714 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Lewis Chester, as managing member of Pentagon Dollar Satellite Fund, Ltd., has voting and investment control over the shares owned by it.

(11)	Consists of 2,493,859 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock.

(12)
Includes shares underlying options to purchase 1,510,450 shares. Additionally, Mr. Comer is a principal of Ocean Park Advisors, LLC, and as such, may be deemed the beneficial owner of the securities held by Ocean Park Advisors, LLC. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(13)	Consists of 6,978,630 shares of common stock.

(14)	Consists of 4,131,370 shares of common stock.

(15)	Consists of options to purchase 623,478 common shares.

(16)	Consists of options to purchase 348,480 common shares.

(17)
Includes shares beneficially owned by Darrell Dubroc, Tim Collins, Bruce Comer, Paul Galleberg and Jeff Lawton, and including with respect to Mr. Comer, shares beneficially owned by Ocean Park Advisors. Mr. Comer disclaims beneficial ownership of the shares beneficially owned by Ocean Park Advisors except to the extent of his respective pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 20, 2006, we entered into a management services agreement with OPA. The management services agreement provided for an initial term of one year, after which time it could be terminated by either party upon thirty days' notice. Pursuant to the terms of the services agreement, we agreed that Mr. Comer will serve as our Chief Executive Officer and that OPA will have the right to appoint two directors to our Board. Other of OPA's professionals and consultants may also perform general and administrative functions for us. In consideration of the services provided by OPA, we initially agreed to pay OPA a monthly fee of $75,000 and a bonus of $400,000 contingent upon the performance of certain milestones. In addition, we granted stock options to OPA to purchase 2,069,109 shares of common stock (approximately 3% of the common shares outstanding on a fully-diluted basis), at an exercise price of $0.76 per share. The stock options were to vest fully at the later of 1) the date the quoted closing price for the Company's common stock reaches $1.33 per share or higher, and 2) the date the 2006 Incentive Compensation Plan and the requisite increase in the Company's authorized capital stock are approved by shareholders. On November 28, 2006, the stockholders at a special meeting of shareholders approved our 2006 Plan and the Reincorporation resulting in the requisite increase in authorized capital stock, and the OPA options became fully-vested on such date. The OPA options were originally granted with an expected life of five years; on December 26, 2006, they were amended and restated to provide that they will only be exercisable after January 1, 2008 and on or before December 31, 2008 (an expected life of 2.3 years from the date of grant), with provisions for acceleration in the event of a change in control of the Company.

On October 15, 2007, we amended our services agreement with OPA to provide that 50% of the monthly cash compensation payable to OPA for management fees and 100% of the bonus fees earned on or after such date will be deferred until a date to be determined by the Board of Directors. Additionally, the agreement was also amended as follows: the term of the agreement was extended to October 31, 2007; after October 31, 2007, the agreement continues on a month-to-month basis unless terminated by either party on seven days advance written notice; OPA's monthly compensation under the agreement was reduced from $75,000 to $60,000, effective as of October 15, 2007; aggregate potential bonus payments for the achievement of designated milestones under the agreement were reduced from $400,000 to $275,000; and certain of such milestones were deleted.

On September 20, 2006, we entered into an agreement with OPA, pursuant to which OPA agreed to convert its Series I Convertible Preferred Stock into common stock and to waive the anti-dilution rights associated with the Series I Convertible Preferred Stock. In consideration of converting such Series I Convertible Preferred Stock and waiving such anti-dilution rights, we issued warrants to OPA to purchase approximately 4.8 million shares of common stock at $0.76 per share. The OPA warrants would vest upon the later of (i) the date the Reincorporation becomes effective, or (ii) the date that the price of the Company's stock closes at higher than $0.76 per share for 50% of such warrants, and higher than $1.14 per share for the other 50% of such warrants. The two vesting conditions were satisfied and the OPA warrants were fully vested. On January 25, 2007, OPA elected to exercise the warrants in full pursuant to the terms thereof, in exchange for the issuance of an aggregate of 3,765,097 shares of our common stock.

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

On September 20, 2006, in consideration for the assignment to us of certain rights to acquire Vanguard, we issued to MAG warrants (the “MAG Warrants”) to purchase 6,500,000 shares of common stock (approximately 10% of the common shares on a fully-diluted basis) upon closing of the Acquisition. Half of the MAG Warrants had an exercise price of $1.1381 per share, and the other half had an exercise price of $1.3278 per share. MAG also received a cash fee of $435,000 to cover certain due diligence and legal expenses it incurred in connection with the Acquisition. On November 13, 2007, we amended the exercise price of 923,077 of these warrants from $1,3278 to $0.65 per share. These amended warrants were exercised by MAG, resulting in gross proceeds of $600,000 to us.

We and certain of our stockholders entered into voting agreements, each dated as of September 20, 2006. The stockholders who entered into the voting agreements collectively beneficially owned securities with the voting power equivalent to that of 52 million common shares (or approximately 99% of the voting power of our capital stock) at that time, and agreed to vote their shares in favor of approving the Reincorporation and approving our 2006 Incentive Compensation Plan and the Amendment to the Company's 2006 Incentive Compensation Plan at our special meeting of shareholders held on November 28, 2006. Such proposals were approved by stockholders at the special meeting of shareholders on that date.

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

On August 11, 2006, we granted Bruce Comer, our Chief Executive Officer, and Heng Chuk, our former Chief Financial Officer and Secretary options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Our two independent directors, Paul Galleberg and Jeffrey Lawton, were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director). All stock options issued to the above individuals were originally set to expire on March 15, 2007; on March 14, 2007, we extended the expiration terms to December 31, 2007. The options were not exercisable until approval by our stockholders. On November 28, 2006, the stockholders approved the stock options at a special meeting of stockholders. These options were not exercised and expired on December 31, 2007.

On March 14, 2007, we entered into a services agreement with PV Asset Management, LLC (“PVAM”), a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performed management and consulting services for the Company. The original term of the agreement extended through August 3, 2007. Under the original terms of the agreement, PVAM received a base fee of $10,000 per month and was eligible to receive a bonus up to $75,000 upon the achievement of specified goals and stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock, provided that no such options would be granted until the eleventh day after the effectiveness of a registration statement filed by the Company under the Securities Act of 1933 after February 5, 2007. In August 2007, we amended the PVAM agreement to (i) extend it to October 15, 2007, (ii) increase the monthly fees payable to PVAM to $12,000, (iii) adjust the conditions that were to be met for the payment of bonus fees, (iv) defer the grant date of certain options that were to be granted to PVAM, and (v) grant replacement options to PVAM. The PVAM agreement expired on October 15, 2007, and was not renewed by us. On January 29, 2008, we granted 274,998 replacement options to PVAM with an exercise price of $0.35 per share.

On February 13, 2008, we entered into a binding letter agreement with several individual investors for the funding of Port Asset Acquisition, LLC, an entity previously formed by us for the purpose of acquiring assets of the Port of Alexandria. See “Item 1. Business – Developments in Our Business During Fiscal 2007.” Two of the investors of PAA are Darrell Dubroc and Tim Collins, who are officers and directors of Allegro. We granted them permission to participate in the transaction in exchange for their release of certain bonus rights in their employment agreements. In the event we exercise the call option described above, we will be required to pay them an aggregate of $250,000 in cash and $200,000 of our stock to settle such bonus claims.

Director Independence

As of the date of this report, the only member of our Board of Directors who is “independent” is Jeffrey Lawton. In making this determination, we used the definitions of independence of Nasdaq even though such definitions do not currently apply to us because we are not listed on Nasdaq.

Paul Galleberg, who is a member of our Board and our Audit, Compensation and Nominating Committees, is not independent under relevant Nasdaq definitions.

Item 14. Principal Accounting Fees and Services

The Board of Directors appointed McKennon, Wilson & Morgan, LLP as independent registered public accountants for the Company for the fiscal years ending December 31, 2007 and 2006. McKennon, Wilson & Morgan, LLP has served as our independent registered public accountants since December, 2005, and has no relationship with us other than that arising from its engagement as independent registered public accountants.

Independent Registered Public Accountants’ Fees

The following table summarizes the aggregate fees for services performed by the independent registered public accountants engaged by the Company.

Fee Category	2007 Fees	2006 Fees
Audit Fees	$82,625	$94,000
Audit-Related Fees (a)	0	80,000
Tax Fees(b)	11,800	7,000
All Other Fees (c)	24,287	0
Total	$118,172	$181,000

(a)
Includes audit and related fees incurred in connection with the audits of the financial statements of Vanguard Synfuels LLC for the years ended December 31, 2005 and 2004 and the reviews of the six months ended June 30, 2006 and 2005.

(b)	Fees for all tax-related services rendered to the Company.

(c)	Fees for acquisition due diligence and filing of the Company’s Form SB-2 registration statement in fiscal 2006.

Audit Committee Pre-Approval Policy

There are currently two members of the Audit Committee, Paul A. Galleberg and Jeffrey Lawton. The Committee adopted a Charter with the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

Our independent auditor will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, the Audit Committee. Such engagement will be pursuant to a written proposal, submitted to the Audit Committee for review and discussion. If acceptable, the Audit Committee will engage the independent auditor pursuant to a written retention agreement, duly approved by the Audit Committee.

As proscribed by Section 10A(g) of the Securities Exchange Act of 1934, certain non-audit services may not be provided by our independent auditor, including:

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

With respect to permissible non-audit services, including tax services, our Chief Financial Officer or Principal Accounting Officer will submit a request to the Audit Committee to retain our independent auditor when management believes it is in our best interest to do so. The requesting officer will submit specific reasons supporting this determination. In such event, the requesting officer shall submit a written proposal from the audit firm for the non-audit services, which shall be specific as to the scope of the services to be provided, and the compensation structure. The Audit Committee will review the proposed retention for compliance with three basic principles, violations of which would impair the auditor’s independence: (1) an auditor cannot function in the role of management, (2) an auditor cannot audit his or her own work, and (3) an auditor cannot serve in an advocacy role for us. If the Audit Committee determines that the proposed retention does not and will not violate these principles, it may authorize, in writing, the retention of the auditor for the agreed scope of non-audit services and compensation structure.

From and after the effective date of the Securities and Exchange Commission Rule requiring pre-approval of all audit and permissible non-audit services provided by independent registered public accountants, the Audit Committee has pre-approved all audit and permissible non-audit services by McKennon, Wilson & Morgan LLP.

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Index to Financial Statements

The following financial statements of Allegro are included in this report:

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits

The exhibits which are filed with this report or which we incorporated by reference are set forth in the exhibits index below.
Exhibit Number	Description
2.1	Contribution Agreement among Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)
3.1	Certificate of Incorporation of the Company (2)
3.1.1	Amended and Restated Certificate of Incorporation of the Company (6)
3.2	Bylaws of the Company (2)
4.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated, 2006 (2)
4.2	Certificate of Designations of Series B Convertible Preferred Stock of the Company, dated, 2006 (2)
4.3
Registration Rights Agreement for the Series J Convertible Preferred Stock, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Ocean Park Advisors, LLC and certain Accredited Investors (1)

4.4	Voting Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and certain of its stockholders (1)
10.1	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1) *
10.2	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Darrell Dubroc (1)
10.3	Employment Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1) *
10.4	Confidential Information and Invention Assignment Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Tim Collins (1)
10.5	Member Cross Receipt and Release, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)
10.6	Services Agreement, effective September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *
10.6.1	First Amendment to Services Agreement by and between Allegro Biodiesel Corporation (formerly known as Diametrics Medical, Inc.) and Ocean Park Advisors, LLC (10)
10.7
Series J Convertible Preferred Stock Subscription Agreement, dated September 20, 2006, among Diametrics Medical, Inc. and M.A.G. Capital, LLC, Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P. and certain Accredited Investors (1)

10.8	Form of Indemnification Agreement (3)
10.9	Diametrics Medical, Inc. 2006 Incentive Compensation Plan (3) *
10.10	First Amendment to the Diametrics Medical, Inc. 2006 Incentive Compensation Plan (1) *
10.11	Form of Stock Option Agreement under 2006 Incentive Compensation Plan (3) *
10.11.1	Form of Amendment to Stock Option Agreement under 2006 Incentive Compensation Plan (5) *
10.12	Escrow Agreement, dated September 20, 2006, by and among Diametrics Medical, Inc., the members of Vanguard Synfuels, L.L.C. and JPMorgan Chase Bank, N.A. (1)

10.13	Closing Statement, dated September 20, 2006, by and between Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)
10.14	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Asset Managers International Limited (1)
10.15	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors (1)
10.16	Warrant 1 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)
10.17	Warrant 2 to Ocean Park Advisors, LLC to Purchase Common Stock, issued September 20, 2006 (1)
10.18	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Ocean Park Advisors, LLC (1) *
10.19	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Paul Galleberg (1) *
10.20	Stock Option Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and Jeff Lawton (1) *
10.21	Exercise Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Funds (1)
10.22	Subscription Agreement, dated September 20, 2006, by and between Diametrics Medical, Inc. and M.A.G. Capital, LLC, regarding warrants to purchase Series J Preferred Stock (1)
10.23	Warrant 1 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)
10.24	Warrant 2 to M.A.G. Capital, LLC to Purchase Common Stock, issued September 20, 2006 (1)
10.25	Letter Agreement, dated September 19, 2006, by and among Diametrics Medical, Inc., Vanguard Synfuels, L.L.C. and First South Farm Credit, ACA (1)
10.26	Agreement and Plan of Merger between Diametrics Medical, Inc. and Biodiesel Development Corporation (4)
10.27	Loan Agreement with First South Farm Credit ACA (7)
10.27.1	First Amendment to Loan Agreement with First South Farm Credit ACA (7)
10.27.2	Waiver of Non Compliance with Covenants (7)
10.27.3	Amended and Restated Loan Agreement dated June 28, 2007, by and between Vanguard Synfuels, LLC and First South Farm Credit ACA (9)
10.27.4	Continuing Guaranty executed by Allegro Biodiesel Corporation in favor of First South Farm Credit ACA (9)
10.27.5	Waiver of Non Compliance with Covenants ✓
10.28	Services Agreement dated as of February 5, 2007, between Allegro Biodiesel Corporation and PV Asset Management LLC (5)
10.28.1	First Amendment to Services Agreement dated as of August 1, 2007, by and between Allegro Biodiesel Corporation and PV Asset Management (8)
10.29	Secured Promissory Note dated November 14, 2007, between Allegro Biodiesel Corporation and Community Power Corporation (11)
10.30	Stock Purchase Agreement dated November 23, 2007, between Community Power Corporation and Allegro Biodiesel Corporation (12)
10.31	Convertible Promissory Note dated November 21, 2007, between Monarch Pointe Fund Ltd. and Allegro Biodiesel Corporation (12)
10.32	Letter of Intent dated February 13, 2008, between Allegro Biodiesel Corporation and the Investor Group re the Port of Alexandria (13)
10.33	Amended and Restated Note dated February 28, 2008 between Allegro Biodiesel Corporation and Community Power Corporation (14)
14.	Code of Business Conduct ✓
21.1	List of subsidiaries ✓
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓
32.1	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Incorporated by reference to the Company’s Form 8-K dated September 26, 2006.
(2)	Incorporated by reference to the Company’s Form 8-K dated November 28, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2006.
(4)	Incorporated by reference to the Company’s Form 8-K dated October 18, 2006.
(5)	Incorporated by reference to the Company’s Form 8-K dated March 14, 2007
(6)	Incorporated by reference to the Company’s Form 8-K dated August 22, 2007
(7)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2006
(8)	Incorporated by reference to the Company’s Form 8-K dated August 1, 2007
(9)	Incorporated by reference to the Company’s Form 8-K dated June 28, 2007
(10)	Incorporated by reference to the Company’s Form 8-K dated October 22, 2007
(11)	Incorporated by reference to the Company’s Form 8-K dated November 14, 2007
(12)	Incorporated by reference to the Company’s Form 8-K dated November 23, 2007
(13)	Incorporated by reference to the Company’s Form 8-K dated February 13, 2008
(14)	Incorporated by reference to the Company’s Form 8-K dated February 25, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION.

By:	/s/ W. BRUCE COMER III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ W. BRUCE COMER III	Chief Executive Officer and Director	March 31, 2008
W. Bruce Comer III	(Principal Executive Officer and Principal Financial and Accounting Officer)

/S/ DARRELL DUBROC	Director	March 31, 2008
Darrell Dubroc

/S/ TIM COLLINS	Director	March 31, 2008
Tim Collins

/S/ PAUL A. GALLEBERG	Director	March 31, 2008
Paul A. Galleberg

/S/ JEFFREY LAWTON	Director	March 31, 2008
Jeffrey Lawton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Allegro Biodiesel Corporation

We have audited the accompanying consolidated balance sheet of Allegro Biodiesel Corporation and its subsidiaries (collectively “Allegro”) as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Allegro's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2007 and 2006. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegro Biodiesel Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has incurred losses in recent history, and has significant working capital and accumulated deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan LLP

Irvine, California
March 28, 2008

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$874,693	$5,578,291
Accounts receivable, net	71,312	514,731
Inventory	130,621	657,245
Note receivable	500,000	-
Other current assets	152,658	200,411
Total current assets	1,729,284	6,950,678

Property and equipment, net	4,905,280	4,737,033
Intangible assets, net	3,395,250	4,300,650
Goodwill	-	19,978,894
Investments	1,000,000	-
Other	25,896	26,296
Deferred income taxes	-	362,160
Total assets	$11,055,710	$36,355,711

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, net	$3,967,545	$150,000
Accounts payable	793,102	690,944
Accrued expenses	3,584,688	1,248,053
Due to Ocean Park Advisors, LLC.	111,774	-
Deferred income taxes	-	362,160
Total current liabilities	8,457,109	2,451,157
Notes payable	-	3,017,379
Total liabilities	8,457,109	5,468,536

Shareholders’ equity:
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 26,712,969 and 28,527,224 shares
issued and outstanding shares at December 31, 2007 and 2006, respectively	294,082	312,224
Common stock, $0.01 par value:
150,000,000 shares authorized - 23,161,906 and 14,619,458 shares
issued and outstanding shares at December 31, 2007 and 2006, respectively	223,311	146,195
Additional paid−in capital	315,864,997	311,836,455
Accumulated deficit	(313,783,789)	(281,407,699)
Total shareholders’ equity	2,598,601	30,887,175
Total liabilities & shareholders' equity	$11,055,710	$36,355,711

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2007	2006
Sales	$7,402,700	$1,802,926
Cost of sales, net of excise tax credits for the years ended
December 31, 2007 and 2006 of $678,868 and $57,184, respectively	7,776,306	2,000,089
Gross loss	(373,606)	(197,163)

Operating expenses:
Selling, general and administrative	7,890,749	25,404,059
Amortization of intangible assets	905,400	226,350
Impairment of goodwill	19,978,894	51,012,250
Total operating expenses	28,775,043	76,642,659
Operating loss	(29,148,649)	(76,839,822)

Interest expense	(348,265)	(879,029)
Interest income	67,186	68,096
Registration rights	(381,415)	-
Other, net	222,753	142,871
Loss before income taxes	(29,588,390)	(77,507,884)

Income tax benefit	-	2,258,070
Net loss	(29,588,390)	(75,249,814)
Dividends on preferred stock	(2,787,700)	(28,500,000)
Loss available to common shareholders	$(32,376,090)	$(103,749,814)

Net loss per share, basic and diluted	$(1.58)	$(46.84)
Weighted average number of common shares under in per share calculations	20,546,898	2,214,966

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	Convertible Preferred Shares	Convertible Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2005	41,683	$417	351,218	$351,218	$176,331,331	$(177,024,552)	(341,586)
Benefical conversion value related to convertible senior notes	-	-	-	-	300,000	-	300,000
Conversion of convertible preferred stock into common stock	(18,106)	(18,095)	12,492,359	1,490,850	(1,472,443)	-	312
Stock split	(653)	40,602	63,798	66,407	(107,009)	-	-
Stock compensation expense	-	-	-	-	2,599,936	-	2,599,936
Sale of Series A preferred stock, net of offering costs of $260,000	2,850	2,850	-	-	28,237,150	-	28,240,000
Benefical conversion value on Series J preferred stock	-	-	-	-	28,500,000	(28,500,000)	-
Value assigned to stock options and warrants issued to Ocean Park Advisors LLC	-	-	-	-	20,851,974	-	20,851,974
Value assigned to the issuance of common stock warrants to MAG Capital LLC	-	-	-	-	19,872,178	-	19,872,178
Conversion of convertible debt into common stock	-	-	1,631,350	1,631,350	(750,000)	(74,842)	806,508
Issuance of common stock through exercise of warrants	-	-	80,733	80,733	(80,733)	-	-
Conversion of Series J preferred stock Series A preferred stock	28,497,150	282,150	-	-	(282,150)	-	-
Issuance of Series K preferred stock in connection with the acquisition of Vanguard Synfuels LLC.	4,300	4,300	-	-	34,436,700	-	34,441,000
Amendment to the par value of common stock in connection with the Reincorporation	-	-	-	(3,474,363)	3,399,521	74,842	-
Net loss	-	-	-	-	-	(75,249,814)	(75,249,814)
Accrual of dividends on Series A convertible preferred stock	-	-	-	-	-	(633,333)	(633,333)
Balance, December 31, 2006	28,527,224	312,224	14,619,458	146,195	311,836,455	(281,407,699)	30,887,175
Stock compensation expense	-	-	-	-	2,802,882	-	2,802,882
Exercise of common stock warrants and options	-	-	4,688,174	38,574	561,426	-	600,000
Modification of common stock warrants	-	-	-	-	11,131	-	11,131
Beneficial conversion value related to issuance of convertbile promissory note	-	-	-	-	71,429	-	71,429
Conversion of Series A convertible preferred stock into common stock	(1,801,170)	(18,011)	2,454,493	24,545	54,652	-	61,186
Conversion of Series B convertible preferred stock into common stock	(13,085)	(131)	1,308,540	13,085	(12,954)	-	-
Issuance of common stock for accrued dividends on Series A convertible preferred stock	-	-	91,241	912	539,976	-	540,888
Net loss	-	-	-	-	-	(29,588,390)	(29,588,390)
Dividends on Series A convertible preferred stock	-	-	-	-	-	(2,787,700)	(2,787,700)
Balance, December 31, 2007	26,712,969	$294,082	23,161,906	$223,311	$315,864,997	$(313,783,789)	$2,598,601

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(29,588,390)	$(75,249,814)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,338,262	311,923
Stock-based compensation	2,733,467	23,177,750
Deferred income taxes	-	(2,258,070)
Accretion of convertible notes payable and amortization of debt discount	32,726	737,443
Impairment of goodwill	19,978,894	51,078,119
Changes in operating assets and liabilities:
Accounts receivable	443,419	(369,273)
Inventory	526,624	(414,017)
Prepaid expenses and other assets	117,167	(105,578)
Accounts payable	214,332	(643,689)
Accrued expenses	151,010	215,817
Net cash used in operating activities	(4,052,489)	(3,519,389)
Cash flows from investing activities:
Capital expenditures	(626,109)	(524,206)
Proceeds from sale of equipment	25,000	-
Investment in Community Power Corporation	(1,000,000)	-
Acquisition of Vanguard Synfuels LLC, netof cash acquired	-	(18,538,953)
Net cash used in investing activities	(1,601,109)	(19,063,159)
Cash flows from financing activities:
Net proceeds from issuance of convertible preferred stock	-	28,240,000
Proceeds from issuance of notes payable	1,640,000	300,000
Issuance of promissory notes	(1,140,000)	- -
Exercise of common stock warrants	600,000	-
Payments on line of credit and notes payable	(150,000)	(759,988)
Net cash provided by financing activities	950,000	27,780,012
Net increase (decrease) in cash and cash equivalents	(4,703,598)	5,197,464
Cash and cash equivalents at beginning of year	5,578,291	380,827
Cash and cash equivalents at end of year	$874,693	$5,578,291

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$376,112	$-
Cash paid during the period for income taxes	$2,056	$13,548
Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible preferred stock in connection with the acquisition of Vanguard Synfuels LLC	$-	$34,441,000
Conversion of convertible debt into common stock	$-	$750,000

See accompanying notes to these consolidated financial statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Organization
On September 20, 2006, Allegro Biodiesel Corporation (formerly known as Diametrics Medical, Inc., and herein referred to as the “Company”, “Allegro”, “we”, “us” or “Diametrics”) acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). From January 2005 to September 19, 2006, Diametrics was considered a “shell company” as defined by the Securities and Exchange Commission, wherein its business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction. Prior to January 2005, the Company was involved with the development, production and distribution of medical devices since its inception. All such operations were discontinued during 2005.

Allegro is a producer and distributor of biodiesel fuel. The Company owns an operating production facility in Pollock, Louisiana, which has been temporarily shuttered due to increasing costs of soybean oil, the primary input in the production its biodiesel. The Company began production in April 2006, becoming the first operational producer of biodiesel in the state of Louisiana. Management is evaluating its opportunities, which includes the possible sale the assets of biodiesel facility.

Business
Through the acquisition of Vanguard, the Company owns an operating biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which has been sold in both blended and unblended form with petroleum diesel. The product has been sold primarily to regional wholesale bulk fuel distributors and the local Louisiana market. Vanguard was formed on April 28, 2003 (“Inception”) as a limited liability company. Vanguard purchased assets from Farmland Industries' bankruptcy trustee on July 31, 2003. These assets included 320 acres of land, an ammonia plant which was shuttered in 2001, and existing plant infrastructure. Vanguard converted the existing facility (the “Pollock Facility”) into a biodiesel production facility. Vanguard began testing of its facility in early 2006, and commenced production and sales of biodiesel in April 2006. Vanguard was a development-stage company prior to April 2006.

Reincorporation
On November 28, 2006, the Company reincorporated in the State of Delaware (the “Reincorporation”) and, in connection with the Reincorporation, changed its corporate name from Diametrics Medical, Inc. to Allegro Biodiesel Corporation. The Reincorporation also resulted in an increase in the number of the Company's authorized shares of common stock to 150,000,000 shares and the authorized shares of preferred stock to 50,000,000 shares. Each outstanding share of common stock of the Company was automatically converted into shares of the common stock of the Delaware company, on a one-for-one-basis. Each outstanding share of Series H and Series J convertible preferred stock was automatically converted into shares of Series B and Series A Convertible Preferred Stock of the Delaware Company, on a one-for-one and one-for ten thousand basis, respectively. Outstanding stock options and warrants to purchase the Company's common stock were converted into options and warrants to purchase the same number of shares of the Delaware Company's common stock.

Management's Plan of Operations
During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing from $0.25 per pound in September 2006 to the current price of approximately $0.62. Although we have been able to develop efficiency improvements in our production processes, feedstock is still the primary production cost. This increase has had a significant, negative effect on profit margins and cash flows and caused an impairment of goodwill associated with our production facility of $19.9 million. Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we significantly reduced our biodiesel production volume, administrative costs and our headcount from 19 to 7 employees. Furthermore, we amended our compensation arrangements with our management team effective October 15, 2007, including a deferral of 50% of the monthly cash compensation payable to our senior executives, our management advisor, Ocean Park Advisors, LLC, and our non-executive directors, plus a 100% deferral of any bonuses, until a time in the future to be determined by our Board of Directors.

These measures have significantly lowered our monthly cash operating expenses from an average of about $400,000 to approximately $150,000 per month while preserving our ability to manufacture biodiesel fuel. In addition to our cost reduction plan, we are actively pursuing strategic alternatives, including evaluating other biodiesel feedstock sources, new uses for our assets and infrastructure, as well as other strategic opportunities in the renewable energy sector. Currently, our production team is evaluating jatropha oil as a potential lower cost feedstock. The Company is also exploring business combinations, the sale of the Comapny, some or all of the assets of the biodiesel plant, and raising additional capital. Management cannot provide any assurances as to whether the Company will be successful in its pursuant of these strategic alternatives.

As of December 31, 2007, Allegro had negative working capital of $6,727,825. Included as a reduction to working capital is $2,844,342 of accrued dividends which the Company may pay, at its option, convert into shares of its Series A convertible preferred stock or in cash. As of December 31, 2007, the Company was in default of its working capital covenant under its credit agreement and on March 27, 2007, a waiver from First South Farm Credit ACA was obtained through September 1, 2008. See Note 7. Management believes its existing sources of liquidity should be sufficient to fund its operations, working capital and other financing requirements into the second quarter of 2008. By that time, the Company will need additional debt and/or equity financing to fund its business, which it is now actively seeking. Management cannot assure you that such financing will be available to the Company on favorable terms, or at all. Unless additional financing is obtained, the Company may not be able to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

On November 23, 2007, the Company invested $1,000,000 to acquire a minority stake in privately-held Community Power Corporation (“CPC”) based in Littleton, Colorado, a leading developer of small modular bioenergy technology and products. These systems gasify a wide range of biomass residues to generate power and heat, and produce synthetic fuels that substitute for fossil fuels such as natural gas, propane and diesel.

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

The purchase price consisted of cash paid to selling shareholders for their 80% membership interest in Vanguard totaling $17,699,378. Additionally, the Company issued 4,300 shares of Series K convertible preferred stock for the remaining 20% membership interests with a deemed fair value of $34,441,000 for financial reporting purposes based on the quoted market price of $3.10 per share on the date of Acquisition. During the fourth quarter of 2006, the Series K convertible preferred stock was convertible into 11,110,000 shares of common stock.

The Company also incurred direct acquisition costs totaling $21,271,872. Included in these costs are the fair value of warrants to purchase up to 6,500,000 shares of common stock granted to M.A.G. Capital, LLC (“MAG”), the largest single beneficial owner of the Company's equity securities at the time of the transaction. These warrants were granted in exchange for MAG's assignment of the rights they held to acquire Vanguard. The Company also paid MAG a cash due-diligence fee of $435,000, incurred legal and other direct costs of $249,721 and paid $714,976 in transaction bonuses to certain officers of Vanguard. Management applied the guidance set forth under SFAS 141, paragraph 24 to determine its accounting for direct acquisition costs. The Company accounted for the issuance of the warrants in accordance with SFAS No. 123R “Share-Based Payment” and utilized the quoted market price of $3.10 per share as of September 20, 2006 to value the securities which resulted in a fair value of $19,872,178.

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

The Company immediately evaluated the carrying amount of goodwill for impairment by comparing the fair value of Vanguard of $22,400,000 (using the discounted cash flow method) to the carrying amount of goodwill. Secondly, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, management determined the fair value of Vanguard's net assets, including tangible assets of $2,200,000 and total net assets to be $22,400,000 and allocated such fair value of the net assets of Vanguard resulting in an implied goodwill of $20,195,043. Accordingly, management immediately recorded an impairment of goodwill in the amount of $51,012,250.

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

In accordance with SFAS 141, the operating results of Vanguard have been included in the Company's consolidated operating results since the acquisition date, September 20, 2006. The pro forma results of operations data which assumes that the acquisition of Vanguard had occurred at the beginning of the respective reporting periods are not being presented herein, as such results would not be meaningful: in the reporting periods prior to September 20, 2006, the Company was defined as a “shell company” with no operations and limited assets, and Vanguard was still a development-stage company with limited operations (as biodiesel production and sale began in April 2006). Also see Note 8 for impairment analysis discussion affecting 2007.

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Allegro Biodiesel Corporation and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

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

Accounting for Federal Excise Tax Credits
The Company’s biodiesel fuel in unblended form (B100) is eligible for a federal excise tax credit of $1.00 per gallon upon blending by a blender of fuel as certified with the IRS. Thus the amount of revenue that the Company may recognize in its financial statements from a gallon of biodiesel may depend on how it is sold. The two primary modes of sale are outlined below:

•
Sale of biodiesel and its tax credit. The Company sells the unblended biodiesel (i.e., B100) to a certified blender and does not claim the excise tax credit; the blender does so. The certified blender pays a premium for unblended biodiesel fuel of approximately $1.00 over the wholesale price of fuel without such excise tax credit. The certified blender then may apply for the tax credit, and the Company is not party to such application and amounts billed to the customer are not affected. In these instances, the Company records revenue equal to the full amount billed (which is approximately equal to the market price of diesel fuel plus $1.00). During the years ended December 31, 2007 and 2006, excise tax credits associated with biodiesel sold to certified blenders totaled $1,940,947 and $618,155, respectively.

•
Sale of biodiesel without its tax credit. The Company sells biodiesel blended with petrodiesel (e.g., B99) and recognizes as revenue only the wholesale market price it receives. The Company (and not the buyer), however, is entitled to apply for the excise tax credit and has historically received such credits. The Company classifies these credit amounts as a reduction of cost of sales in the accompanying consolidated statement of operations. For the years ended December 31, 2007 and 2006, excise tax credits received in connection with sales of blended biodiesel fuel to non-certified blenders totaled $678,868 and $57,184, respectively. The tax credits included in accounts receivable as December 31, 2007 and 2006 were $21,795 and $43,288, respectively.

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

Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete based on the criteria listed above. As of December 31, 2007, the Company did not have any revenues that were required to be deferred. Management provides for sales returns and allowances in the same period as the related revenues are recognized. Management bases their estimates on historical experience or the specific identification of an event necessitating a reserve.

When the Company sells unblended biodiesel fuel (i.e., to certified blenders as registered with the IRS), it records revenues that result from federal incentive programs for the production of biodiesel. When the Company sells blended biodiesel fuel to non-certified blenders, it is eligible for tax credits under certain federal incentive programs. When all requirements of the applicable incentive program have been met, generally occurring at the time of sale, the Company records a reduction to cost of sales for the credit it is to receive.

Cash and Cash Equivalents
The Company considers all highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase to be cash equivalents. The carrying amounts of cash and cash equivalents approximate their fair values. The Company maintains cash and cash equivalents balances at certain financial institutions in excess of amounts insured by federal agencies. Management does not believe that as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable
The Company performs ongoing credit evaluations and continually monitors its collection of amounts due from its customers. The Company adjusts credit limits and payment terms granted to its customers based upon payment history and the customer's current creditworthiness. The Company does not require collateral from its customers to secure amounts due from them. Historically, the Company has not experienced collection issues. As such, as of December 31, 2007, the Company did not deem an allowance for uncollectible accounts was required based on the review of its accounts receivable and collection of these balances subsequent to each of these periods. In the future, the Company may be required to record an allowance for doubtful accounts if events or circumstance exist which may result in amounts not being realized.

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.

Accounts receivable from four customers represented 92% of total accounts receivables at December 31, 2007. Revenues from three customers represented 66% of revenues for the year ended December 31, 2007. Accounts receivable and revenues from one customer represented 88% and 75% of total accounts receivables and revenues as of December 31, 2006, respectively.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging from three to twenty years. Significant renewals and betterments are capitalized while maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized on the straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Investments in Minority Owned Company
The Company accounts for its investment in minority interests of other companies over which it does not exercise significant influence on the cost method in accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.

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

Goodwill and Other Intangible Assets
SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. SFAS 142 ("FAS 142") “Goodwill and Other Intangible Assets”, requires that an acquired intangible asset meeting certain criteria shall be initially recognized, and measured based on its fair value.

In accordance with FAS 142, goodwill is not amortized, and is tested for impairment at the reporting unit level annually or when there are any indications of impairment. A reporting unit is an operating segment for which discrete financial information is available and is regularly reviewed by management. The Company has one reporting unit, its Pollock, Louisiana, biodiesel production facility, to which goodwill is assigned.

FAS 142 requires a two-step approach to test goodwill for impairment for each reporting unit. The first step tests for impairment by applying fair value-based tests to a reporting unit. The second step, if deemed necessary, measures the impairment by applying fair value-based tests to specific assets and liabilities within the reporting unit. Application of the goodwill impairment tests require judgment, including identification of reporting units, assignment of assets and liabilities to each reporting unit, assignment of goodwill to each reporting unit, and determination of the fair value of each reporting unit. The determination of fair value for a reporting unit could be materially affected by changes in these estimates and assumptions.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 ("FIN 48")”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately. The adoption of FIN 48 did not have a material impact to the Company’s consolidated financial statements.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic earnings per share that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. For each period presented, basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

The following is a summary of outstanding securities which have been excluded from the calculation of diluted net loss per share because the effect would have been antidilutive for the years ended December 31,:
	2007	2006
Common stock options	2,766,069	3,127,312
Common stock warrants	5,805,748	11,642,867
Convertible preferred stock - Series A	26,698,830	37,561,583
Convertible preferred stock - Series B	1,413,900	2,722,400
	36,684,547	55,054,162

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

Accounting for Stock Options Issued to Consultants
The Company measures compensation expense for its non-employee stock-based compensation under EITF No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Equity Instruments Issued with Registration Rights Agreement
The Company accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of FASB No. 5. This accounting is consistent with views established by the Emerging Issues Task Force in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, the Company recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. Beginning on April 13, 2007, the Company began incurring penalties under the registration rights agreement entered into in conjunction with its Series A convertible preferred stock. In the event the date the registration statement is declared effective is different than management’s estimate, additional penalties may be incurred and recorded in subsequent reporting periods.

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

The Company's results of operations are significantly affected by the cost and supply of soybean oil, other alternative feedstocks, and chemical inputs used in the production of biodiesel fuel. The price of soybean oil or other inputs are influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of soybean crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of soy oil is difficult to predict. Any event that tends to negatively affect the supply of soy oil, such as adverse weather or crop disease, could increase soy oil prices and potentially harm our business.  In addition, Vanguard may also have difficulty, from time to time, in physically sourcing soy oil or other inputs on economical terms due to supply shortages.  Such a shortage could require Vanguard to suspend operations until soy oil or other inputs are available at economical terms, which would have a material adverse effect on the results of operations and financial position.

The Company is also subject to federal, state and local environmental laws and regulations and does not anticipate expenditures to comply with such laws and regulations would have a material impact on its financial position, results of operations, or liquidity. Management believes that its operations comply, in all material respects, with applicable federal, state, and local environmental laws and regulations.

Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157"). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently assessing the potential effect, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 ("SFAS 159")”. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations.

4. Inventories

Inventories consist of the following at December 31,:

	2007	2006
Raw materials	$81,315	$452,381
Finished goods	49,306	204,864
	$130,621	$657,245

5. Note Receivable

On November 14, 2007, the Company loaned $500,000 to CPC. The note accrues interest at 7% per annum, is due on June 1, 2008, and is secured by all the assets of CPC, subordinate only to any first priority security interests and liens on CPC's assets outstanding as of the date of the note. The Company also owns a minority investment in CPC.

On February 25, 2008, the note was amended whereby a partial repayment of principal by CPC to Allegro in the amount of $225,000 and the forbearance of $25,000 of principal by Allegro was made. The Company also waived the interest that had accrued on the repaid principal of $250,000. The maturity date of the remaining amount outstanding under the note of $250,000 has been extended to the earlier of either December 31, 2008, or the date by which CPC receives at least $2,500,000 in equity or debt financing.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31,:

	Estimated
	Useful Life	2007	2006
Land	-	$1,054,400	$1,054,400
Buildings	17	380,000	380,000
Machinery and equipment	1 to 12	3,915,479	3,142,681
Construction in progress	-	-	245,525
		5,349,879	4,822,606
Less - accumulated depreciation		(444,599)	(85,573)
		$4,905,280	$4,737,033

Depreciation expense was $359,025 and $85,573 for the years ended December 31, 2007 and 2006, respectively.

7. Intangible Assets, net

Intangible assets subject to amortization include customer relationships incurred in connection with the acquisition of Vanguard. Amortization expense was $905,400 and $226,350 for the years ended December 31, 2007 and 2006, respectively.

Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets for the years ending December 31, 2007 is as follows:

2008	$905,400
2009	905,400
2010	905,400
2011	905,400
2012	679,050
$3,395,250

8. Goodwill

Due to the change in market conditions that negatively affected our profit margins and cash flows, Allegro conducted a goodwill impairment testing for its production facility as of September 30, 2007. As part of the first step, management considered three methodologies to determine the fair-value of this reporting unit.

•
Discounted cash flow methodology, which requires significant judgment to estimate the future cash flows and to determine the appropriate discount rates, growth rates, trends for commodity prices and other assumptions;

•	Orderly sale of assets process, which values the unit based on publicly-traded comparables using certain multiples of EBITDA; and
•
Market capitalization approach. Management does not believe this method provides an accurate representation of the fair value due to the significant number of shares of Series A convertible preferred stock that are not included in this measurement and the lack of trading volume in its stock

The Company believes the asset sale valuation and discounted cash flow methods provide the most accurate representations of the fair value of its biodiesel production facility. In determining the future cash flows of the facility, management considered among other things, the current and projected prices for soybean oil (the primary cost input) and for diesel and biodiesel fuel. As a result, the expected cash flows to be generated by the biodiesel production facility have been adversely affected, resulting in the impairment of goodwill. As a result of its analysis, an impairment to goodwill of $19,978,894 was recorded during the year ended December 31, 2007.

9. Accrued Liabilities

Accrued liabilities consist of the following at December 31,:
	2007	2006
Dividends	$2,844,342	$633,333
Registration rights penalties	381,250	-
Professional fees	89,330	235,295
Compensation and related benefits	105,659	129,372
Interest	68,150	74,793
Lease termination costs	88,310	97,382
Other	7,647	77,878
	$3,584,688	$1,248,053

10. Line of Credit and Notes Payable

First South Farm Credit, ACA
The Company is party to a credit agreement with First South Farm Credit, ACA (“First South”) that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan. On April 2, 2007, the Company received from First South a letter of approval by its loan committee of certain amendments to the credit agreement. The amendments include a two year renewal of the line of credit so that the outstanding principal balance is now due on July 1, 2009 and requires the Company to achieve and maintain certain financial and non-financial covenants based on Vanguard's working capital and net assets position including achieving a minimum working capital of $500,000, maintenance of an excess of total assets over total liabilities of not less than $1,500,000 and the maintenance of a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2008. As of December 31, 2007, Allegro had negative working capital of $6,727,825.  Included as a reduction to working capital is $2,844,342 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash. As of December 31, 2007, Vanguard failed to comply with a covenant under its credit agreement with First South Farm Credit, ACA, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008 and an acknowledgement that the Company was no longer in default of the credit agreement as of December 31, 2007. All amounts outstanding under the credit agreement have been classified as a current liability in the accompanying consolidated financial statements.

The line of credit provides for borrowings of up to $2,000,000, bearing interest at the lender's referenced prime rate plus 1.0%, or 8.5% and 9.5% per annum at December 31, 2007 and 2006, respectively. Interest is payable monthly. The agreement also permits the Company to issue letters of credit which are secured by the line and reduces the amount of borrowings available under the agreement. The due date of the outstanding principal balance is amended to July 1, 2009. The amount outstanding under the line of credit at December 31, 2007 and 2006 was $1,667,378. As of December 31, 2007, the amount available was $0.

The term loan provides for borrowings of up to $1,500,000 which is secured by substantially all of the assets of the Company. The loan bears interest at the lender's referenced prime rate plus 1.25%, or 8.75% and 9.75% per annum at December 31, 2007 and 2006, respectively. Interest is payable quarterly. Commencing January 1, 2007, the Company was required to make 10 annual principal payments of $150,000 each. The amount outstanding under the term loan at December 31, 2007 and December 31, 2006 was $1,350,000 and $1,500,000, respectively. In January 2008, the Company made the contractual principal payment on the loan of $150,000.

Monarche Pointe Fund, Ltd.
On November 21, 2007, the Company issued a convertible promissory note to Monarch Pointe Fund, Ltd. (“Monarch Pointe”), a fund managed by M.A.G. Capital, LLC (“MAG”) for gross proceeds of $1,000,000. The note is unsecured, accrues interest at 7% per annum, is due on March 31, 2008, and is convertible into our common stock at any time at either party’s election at a conversion price of $0.65 per share.

In accordance with EITF 98-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company calculated the relative fair value of the beneficial conversion feature to be $71,429 which has been recorded as a discount to the note and is being amortized into interest expense over the term of the note. As of December 31, 2007, the carrying value of the note is $950,166.

11. Convertible Promissory Notes

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

12. Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2007 and 2006 are as follows:
	2007	2006
Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	1.6%	5.8%
Impairment of goodwill	-26.9%	-25.8%
Other	-1.8%	-
Change in valuation allowance	-6.9%	-11.0%
Total provision	0.0%	3.0%

The major components of the deferred taxes are as follows at December 31, 2007 and 2006 are as follows:
	Asset (Liability)
	2007	2006
Current:
Reserves and accruals	$(24,450)	$-
Intangible assets	(360,349)	(362,160)
Noncurrent:
Depreciation	(307,118)	-
Intangible assets	(1,859,881)	459,128
Net operating losses	7,178,162	463,311
Stock compensation	5,717,320	10,046,798
Acquisition of Vanguard Synfuels, LLC	-	(2,258,070)
Other		(50,000)
Valuation allowance	(10,343,683)	(8,299,007)
Net deferred tax asset	$-	$-

At December 31, 2007, the Company had available $20,101,400 U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company's net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards which expire in 20 years for federal income tax reporting purposes.

13. Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancelable operating leases. Total rent expense under these operating leases was $55,522 and $46,603, respectively, for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

2008	$47,041
2009	24,555
2010	2,046
Thereafter	-
$73,642

14. Preferred Stock

The Company's issued and outstanding preferred stock consist of Series A (formerly Series J) and Series B (formerly Series H) convertible preferred stock (herein referred to as “Series A Preferred” and “Series B Preferred”, respectively or collectively the “Preferred”). The Company has authorized 50,000,000 shares of preferred stock, $0.01 par value per share, of which 28,500,000 and 2,850 shares are designated as Series A and Series B preferred stock, respectively. As of December 31, 2007, 26,698,830 and 14,139 shares of Series A and Series B Preferred were outstanding, respectively. As of December 31, 2006, 28,500,000 and 27,224 shares of Series A and Series B Preferred were outstanding, respectively.

In connection with the Acquisition, the Company issued 2,850 shares of Series A Preferred at $10,000 per share, for total cash proceeds of $28,500,000. Each share was convertible at any time into 10,000 shares of common stock. On an as converted basis, the preferred stock was issued at $0.7587 per share of common stock. The quoted closing market price of the Company's common stock on the date of issuance of the Series A Preferred was $3.10. In accordance with EITF 00-27, this created a beneficial conversion to the holders of the preferred stock and a deemed dividend, which was limited to the proceeds received of $28.5 million. In the third quarter of 2006, the Company recognized a non-cash charge of $28.5 million relating to a deemed dividend upon the issuance of the Series A preferred stock. The full intrinsic value of the beneficial conversion feature was recognized on the date of issuance.

Also in connection with the Acquisition, the Company issued 4,300 shares of Series K Preferred to two officers of Vanguard in exchange for their 20% ownership interest in Vanguard. The Company assigned a value to these shares of $34,441,000 which was allocated to the Acquisition purchase price based on the quoted market price of the common stock on September 20, 2006. The Series K Preferred was convertible on an as-converted basis into 11,110,000 shares of common stock. On November 28, 2006, the holders of 4,300 shares of Series K convertible preferred stock converted such shares into 11,110,000 shares of common stock.

The outstanding preferred stock has the following characteristics:

Dividends
The holders of Series B Preferred are entitled to receive dividends when and as if declared by the Board of Directors of the Company and are noncumulative.

The holders of Series A Preferred are entitled to receive dividends at a rate of 8% per annum in cash or additional shares of Series A Preferred, at the option of the Company. The dividends accrue whether or not the Board of Directors declares a dividend. If the Company elects to pay the dividend in additional shares of Series A Preferred, the value of each such share paid as a dividend shall be deemed to be equal to the product of a) the number of common shares into which the preferred share is convertible into, and b) the conversion price then in effect (currently $0.76 per common share). Dividends are payable quarterly in arrears on the last day of each quarter to the holders of record as of the first day of such quarter based upon the number of days during such quarter that the Series J Preferred Stock remained outstanding.

Conversion
Each share of Series B Preferred is convertible at the option of the holders at any time into 10,000 shares of common stock, subject to adjustment for dividends.

The Series A Preferred is convertible into common stock at the option of the holder. Each share is convertible by dividing the Series A Preferred purchase price per share by the conversion price, currently $0.76 per share. Each holder may convert their shares into common stock, provided the Company has the requisite number of authorized shares of common stock available. Provided that (i) there is an effective Registration Statement on file with the Securities and Exchange Commission registering the maximum number of shares of Common Stock to be issued upon conversion of the Series A Preferred, and (ii) the closing price of the common stock for the twenty (20) preceding trading days is equal to or greater than two times the conversion price, then the Company, at its option, may require any holder of Series A Preferred to convert all, or a portion, of the then outstanding Series A Preferred into common stock.

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

Registration Rights
In connection with the issuance of the Series A Preferred on September 20, 2006, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale all of the common stock underlying the Series A Preferred under the Securities Act. The Company filed that registration statement on December 13, 2006 and was required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by April 13, 2007. Since the registration statement was declared effective on June 13, 2007, the Company accrued penalties of $381,415. As of December 31, 2007, the Company had not satisfied this obligation and plans to do so through the payment of cash, stock or a combination thereof.

Redemption
The Series A and Series B Preferred are non-redeemable.

15. Common Stock and Common Stock Warrants

Common Stock
Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive non-cumulative dividends whenever funds are legally available and when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Common Stock Warrants
On September 20, 2006, in connection with the Acquisition, the Company issued warrants to MAG, to purchase up to 6,500,000 shares of common stock as consideration for the assignment by MAG to the Company of certain rights to acquire Vanguard. One-half of the warrants have an exercise price of $1.14 per share, and the other half have an exercise price of $1.33 per share. The warrants are exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.68%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the MAG warrants was $19,872,178. The fair value of the warrants were deemed to be a direct acquisition cost in connection with the Acquisition and included as part of the purchase price.

On September 20, 2006, in connection with the Acquisition, the Company issued warrants to Ocean Park Advisors, LLC (“OPA”), a firm controlled by Bruce Comer (the Company's Chief Executive Officer), to purchase up to 2,758,812 shares of common stock as consideration for OPA's waiver of certain anti-dilution provisions of its Series I convertible preferred stock, and OPA's subsequent conversion of 13,794 shares of Series I convertible preferred stock into 1,379,400 shares of common stock. The OPA warrants have an exercise price of $0.76 per share and became exercisable upon the effectiveness of the Reincorporation and the related increase in the authorized common stock of the Company. The value of the warrants was determined using the Black-Scholes model with the following assumptions:

Estimated fair value of underlying common stock	$3.10
Expected life (in years)	5.0
Risk-free interest rate	4.77%
Expected volatility	204.5%
Dividend yield	0%

The value ascribed to the OPA warrants was $14,807,934 and has been recorded in “Selling, General and Administrative” in the accompanying consolidated statement of operations during the year ended December 31, 2006. On January 25, 2007, OPA elected to exercise the warrants based on the “cashless” exercise provision pursuant to the agreement, in exchange for the issuance of an aggregate of 2,151,484 shares of the Company's common stock.

Stock Option Plan
On August 11, 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan, as amended was approved by the stockholders of the Company at a meeting of stockholders on November 28, 2006. The 2006 Plan provides for the grant of equity awards to directors, officers, other employees, consultants, independent contractors and agents of the Company and its subsidiaries, including stock options to purchase shares of the Company's common stock, stock appreciation rights (“SARs”), restricted stock, restricted stock units, bonus stock and performance shares. Up to 6,592,755 shares of the Company's common stock, subject to adjustment in the event of stock splits and other similar events, may be issued pursuant to awards granted under the 2006 Plan. The 2006 Plan is administered by the Compensation Committee of the Board of Directors, and expires 10 years after adoption, unless terminated earlier by the Board.

On August 11, 2006, the Company granted stock options to Bruce Comer, its Chief Executive Officer, and Heng Chuk, its former Chief Financial Officer options to purchase 180,622 and 86,698 shares of common stock, respectively, with an exercise price of $0.46 per share, or 110% of the fair value of the common stock on the date of grant, and vesting fully on December 1, 2006. Two members of the Company's board of directors were each awarded an option to purchase 36,124 shares of common stock, at an exercise price of $0.42 per share and vesting fully on September 13, 2006 and November 4, 2006, respectively (being six months after the appointment of each director) as discussed above. The Company also issued an option to purchase 21,675 shares of common stock to an advisor, at an exercise price of $0.42 per share and vesting fully on December 1, 2006. All stock options issued to the above individuals expire on March 15, 2007. The Company has fully expensed the stock-based compensation totaling $1,994,091 for the above issuances during 2006.

On March 14, 2007, the Company amended the expiration date of 361,243 stock options granted on August 11, 2006, from March 15, 2007 to December 31, 2007. The Company accounted for this amendment in accordance with FAS 123(R) and recorded a charge to the statement of operations for the modification of $41,618 during the year ended December 31, 2007.

On September 20, 2006, in connection with the Acquisition, the Board of Directors granted OPA options to purchase 2,069,109 shares of common stock in connection with a Management Services Agreement dated September 20, 2006. The options had an exercise price of $0.7587 per share and an expected life of five years. On January 25, 2007, OPA elected to exercise these warrants via a cashless exercise which provided for the issuance of 1,613,613 shares of the Company’s common stock.

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

On March 14, 2007, the Company entered into a services agreement with PV Asset Management, LLC, a company controlled by Paul Galleberg, a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performed management and consulting services for the Company. The term of the agreement extended through August 3, 2007. Mr. Galleberg received stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock for services rendered. The options became be fully vested on the date of grant, have a term of five years, and an exercise price equal to the fair market value of our common stock on the grant date. The Company accounted for these stock options in accordance with EITF 96-18. The estimated value of the stock options was determined using the Black-Scholes model with market based assumption at each respective reporting period. For the year ended December 31, 2007, the Company recorded stock compensation expense for these options totaled $1,231,105.

The following table summarizes stock option activity under the 2006 Plan:

		Weighted Average Exercise
	Shares Available for Grant	Price
Balance, beginning of year	-
Shares reserved upon plan adoption	6,592,755
Granted	(3,127,312)	$0.72
Exercised	-	$-
Cancelled	-	$-
Balance at December 31, 2006	3,465,443
Granted	309,998	$3.11
Exercised	(2,069,109)	$0.76
Cancelled	(671,241)	$1.68
Balance at December 31, 2007	1,035,091

		Options Outstanding
Exercise Price	Number Outstanding	Average remaining life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price	Aggregate intrinsic value
$ 0.76	696,960	1.22	$0.76	696,960	$0.76	$-

The fair value of stock options awarded during the year ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price is based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The fair value of stock options awarded during the years ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2007	2006
Fair value	$3.11	$3.25
Exercise price	$3.11	$0.72
Risk free rate	4.75%	4.79%
Term	5.0	2.0
Expected volatility	227.7%	203.3%
Dividend yield	0%	0%

16. Segment Information

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

17. Subsequent Events

On January 29, 2008, the Company granted an aggregate of 454,998 stock options to certain employees and consultants. Each stock option has an exercise price of $0.35 which was equal to the closing stock price of the Company common stock on the date of grant.

On February 13, 2008, the Company entered into a binding letter agreement with a group of investors (“Investor Group”) for the funding of Port Asset Acquisition, LLC ("PAA"), an entity previously formed by Allegro for the purpose of acquiring assets at the Port of Alexandria (the "Port Assets") and developing a liquid terminal operation. The transactions contemplated by the agreement include: (i) the purchase of 14.71 acres of real property, which includes tank storage, a fuel terminal and an office building; (ii) the purchase of an additional 7 adjacent acres of real property from the City of Alexandria; and (iii) the lease of riverfront property for a term of up to 40 years from the Alexandria Port Authority.

In exchange for an investment of $1,000,000 into PAA, the Investor Group received a 92.5% of the ownership interest of PAA and the Company retained a 7.5% ownership interest. PAA also plans to obtain $825,000 in seller financing for the purchase of the 14.71 acres of real property described in the foregoing paragraph, which loan is expected to be secured by all the equity in PAA and all of PAA's assets.

The Agreement grants the Company a 90-day call option to purchase the equity interests of the Investor Group, subject to certain conditions. If the Company does not exercise this option during its exercise period, the Investor Group has the option to purchase the Company’s equity interest in PAA during the same 90-day period. Should the Company exercise its call option, it will repay the Investor Group's original $1,000,000 cash investment, plus an additional payment of $500,000 to be allocated among all PAA members pro rata to their equity interests at the time the option is exercised. The Company will also be required to repay any seller financing to PAA outstanding at such time. Furthermore, if the Company exercises the call option, it will be required to pay certain employees an aggregate of $250,000 in cash and $200,000 in stock. The Investor Group's call option to purchase the Company’s equity interest in PAA provides for a purchase price ranging from $125,000 to $175,000, depending upon the time of exercise within the 90-day option period. The Investor Group's call option automatically expires if the Company exercises its call option first. On March 25, 2008, the Investor Group exercised its call option resulting in the receipt of $125,000 in proceeds by the Company.

On March 27, 2008, the Company notified Monarch Pointe its outstanding note payable due on March 31, 2008 together with accrued will be converted into 1,577,513 share of common stock, pursuant the agreement.