Form 10-Q
period 2008-03-31
ALLEGRO BIODIESEL CORP
filed 2008-05-14
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21982

ALLEGRO BIODIESEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	41-1663185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6033 West Century Blvd., Suite 1090 Los Angeles, California 90045	90045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 670-2093

(Not applicable)
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑      No ☐

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes ☐      No    ☑

     As of May 13, 2008, the registrant had 25,426,392 shares of Common Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$376,527	$874,693
Accounts receivable, net	11,340	71,312
Inventory	120,680	130,621
Note receivable	250,000	500,000
Other current assets	107,502	152,658
Total current assets	866,049	1,729,284

Property and equipment, net	2,872,379	4,905,280
Intangible assets, net	-	3,395,250
Investments	1,000,000	1,000,000
Other	25,896	25,896
Total assets	$4,764,324	$11,055,710

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit and notes payable, net	$2,872,379	$3,967,545
Accounts payable	726,453	793,102
Accrued expenses	4,048,751	3,584,688
Due to Ocean Park Advisors, LLC.	166,452	111,774
Total current liabilities	7,814,035	8,457,109

Shareholders’ equity:
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 26,242,222 and 26,712,969 shares
issued and outstanding shares at March 31, 2008 and December 31, 2007, respectively	289,374	294,082
Common stock, $0.01 par value:
150,000,000 shares authorized - 25,426,393 and 23,161,906 shares
issued and outstanding shares at March 31, 2008 and December 31, 2007, respectively	245,961	223,311
Additional paid−in capital	317,033,269	315,864,997
Accumulated deficit	(320,618,315)	(313,783,789)
Total shareholders’ equity	(3,049,711)	2,598,601
Total liabilities & shareholders' equity	$4,764,324	$11,055,710

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Sales	$55,014	$1,843,174
Cost of sales, net of excise tax credits at March 31, 2008 and 2007 of $0 and $79,534, respectively	75,239	2,084,981
Gross loss	(20,225)	(241,807)

Operating expenses:
Selling, general and administrative	809,514	2,075,513
Amortization of intangible assets	-	226,350
Impairment charges	5,443,586	-
Total operating expenses	6,253,100	2,301,863
Operating loss	(6,273,325)	(2,543,670)

Interest expense	(124,217)	(86,614)
Interest income	8,538	38,836
Registration rights	-	(237,500)
Other, net	135,574	-
Loss before income taxes	(6,253,430)	(2,828,948)

Income taxes	-	-
Net loss	(6,253,430)	(2,828,948)
Dividends on preferred stock	(581,096)	(570,000)
Net loss available to common shareholders	$(6,834,526)	$(3,398,948)

Net loss per share, basic and diluted	$(0.29)	$(0.19)
Weighted average number of common shares under in per share calculations	23,433,434	18,343,182

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,253,430)	$(2,828,948)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	-	305,586
Impairment charges	5,443,586	-
Gain on sale of equity interest in PAAL	(125,000)
Stock-based compensation	110,674	1,031,008
Bad debt expense	61,730	-
Creditor and note receivable settlements	(7,974)	-
Accretion of convertible notes payable and amortization of debt discount	49,834	-
Changes in operating assets and liabilities:
Accounts receivable	(1,758)	43,682
Inventory	9,941	344,423
Prepaid expenses and other assets	40,052	(187,965)
Accounts payable	(23,570)	(159,512)
Due to Ocean Park Advisors, LLC.	54,678	-
Accrued expenses	(41,494)	(15,712)
Net cash used in operating activities	(682,731)	(1,467,438)

Cash flows from investing activities:
Capital expenditures	(15,435)	(182,470)
Proceeds from sale of equity interest in PAAL	125,000	-
Net cash provided by (used in) investing activities	109,565	(182,470)

Cash flows from financing activities:
Proceeds from repayment of issued promissory note	225,000	-
Payments on line of credit and notes payable	(150,000)	(150,000)
Net cash provided by (used in) financing activities	75,000	(150,000)

Net decrease in cash and cash equivalents	(498,166)	(1,799,908)
Cash and cash equivalents at beginning of period	874,693	5,578,291
Cash and cash equivalents at end of period	$376,527	$3,778,383

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$150,012	$91,637
Cash paid during the period for income taxes	$-	$300
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt into common stock	$1,000,000	$-
Conversion of accrued dividends into common stock	$521,548	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

1.	Business

Business
Through the acquisition of Vanguard Synfuels, LLC (“Vanguard”) in September 2006, Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) owns a biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which has been sold in both blended and unblended form with petroleum diesel. The product has been sold primarily to regional wholesale bulk fuel distributors and the local Louisiana market. Vanguard was formed on April 28, 2003 (“Inception”) as a limited liability company. Vanguard purchased assets from Farmland Industries' bankruptcy trustee on July 31, 2003. These assets included 320 acres of land, an ammonia plant which was shuttered in 2001, and existing plant infrastructure. Vanguard converted the existing facility (the “Pollock Facility”) into a biodiesel production facility. Vanguard began testing of the Pollock Facility in early 2006, and commenced production and sales of biodiesel in April 2006. Vanguard was a development-stage company prior to April 2006.

Management's Plan of Operations
During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing from $0.25 per pound in September 2006 to the current price of approximately $0.61. Although we have been able to develop efficiency improvements in our production processes, feedstock is still the primary production cost of biodiesel fuel. The increase in the cost of soybean oil had a significant, negative effect on our profit margins and cash flows and caused an impairment of goodwill associated with the Pollock Facility of $19.9 million during the third quarter of 2007. Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we significantly reduced administrative costs and our headcount from 19 to 7 employees. We also significantly reduced, then halted production at the Pollock Facility during the fourth quarter of 2007.  Consequently, we did not make any material amount of biodiesel during the first quarter of 2008. In order to resume production of biodiesel again at the Pollock Facility, we will need to incur start-up expenses and at least one week to bring the Facility back to production status. Due to the halting of production and absence of sales, we deemed it appropriate to write down our customer relationship intangible asset to $0 and the carrying value of the Pollock Facility assets to the carrying value of the amount outstanding under our credit agreement with First South Farm Credit, ACA. See Note 3 “Impairment Charges”

We also amended our compensation arrangements with our management team effective October 15, 2007, including deferring 50% of the monthly cash compensation payable to our senior executives, our management advisor, Ocean Park Advisors, LLC, and our non-executive directors, and 100% of any bonuses, until a time in the future to be determined by our Board of Directors. These measures have significantly lowered our monthly cash operating expenses from an average of about $400,000 to approximately $150,000 per month.

DESPITE THE STEPS WE HAVE TAKEN TO REDUCE OPERATING EXPENSES, IF COMMODITY PRICES DO NOT IMPROVE IN THE IMMEDIATE FUTURE, OR WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING OR COMPLETE A STRATEGIC TRANSACTION WITHIN THE NEXT SEVERAL WEEKS, WE WILL BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

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

In exchange for an investment of $1,000,000 into PAA, the Investor Group received a 92.5% ownership interest of PAA and the Company retained a 7.5% ownership interest. The Agreement granted the Company a 90-day call option to purchase the equity interests of the Investor Group, subject to certain conditions. If the Company does not exercise this option during its exercise period, the Investor Group has the option to purchase the Company’s equity interest in PAA during the same 90-day period for a purchase price ranging from $125,000 to $175,000 depending upon the time of exercise within the 90-day option period.  On March 25, 2008, the Investor Group exercised its call option resulting in the receipt of $125,000 in proceeds by the Company.

Should the Company exercise its call option, it will repay the Investor Group's original $1,000,000 cash investment, plus an additional payment of $500,000 to be allocated among all PAA members pro rata to their equity interests at the time the option is exercised. The Company will also be required to repay any seller financing to PAA outstanding at such time. Furthermore, if the Company exercises the call option, it will be required to pay, Darrell Dubroc and Tim Collins, two of its officers and directors, an aggregate of $250,000 in cash and $200,000 in stock.

As of March 31, 2008, Allegro had negative working capital of $6,947,986. Included as a reduction to working capital is $3,374,636 of accrued dividends which the Company may pay, at its option, convert into shares of its Series A convertible preferred stock or in cash.

As of December 31, 2007, the Company was in default of its working capital covenant under its credit agreement and on March 27, 2007, a waiver from First South Farm Credit ACA was obtained through September 1, 2008. Management believes its existing sources of liquidity should be sufficient to fund its operations, working capital and other financing requirements for only the next several weeks. By that time, the Company will need additional debt and/or equity financing to fund its business, which it is now actively seeking. Management cannot assure you that such financing will be available to the Company on favorable terms, or at all. Management is also in the process of evaluating strategic opportunities which include the possible sale of Allegro to a third party or a sale of the Pollock Facility.  IF COMMODITY PRICES DO NOT IMPROVE OR THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL FINANCING OR COMPLETE A STRATEGIC TRANSACTION WITHIN THE NEXT SEVERAL WEEKS IT WILL BE FORCED TO FILE FOR BANKRUPTCY PROTECTION. The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.	Impairment Charges

In connection with its acquisition of Vanguard we acquired a customer relationship intangible asset, with an assigned value of $4,527,000 on the date of acquisition.  Given the substantial increase and volatility in soybean oil prices and absence of sales from these customers during the past two fiscal quarters, management evaluated the expected future cash flows for the intangible asset pursuant to Statement of Financial Accounting Standards  No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  During the first quarter of 2008, management reduced the carrying value of the intangible asset to $0, resulting in an impairment charge of $3,395,250.

During the first quarter of 2008, management evaluated the carrying value of its biodiesel plant assets.  The Company analyzed the following:

•	expected future cash flows of the plant based on the historical prices, current and future prices of soybean oil;
•	non-binding letters of intent to acquire the biodiesel plant assets; and
•
the carrying value of the plant as compared to the amounts outstanding under the First South Farm Credit ACA (“First South”) credit agreement which is secured by substantially all of the assets of Vanguard, including the biodiesel plant assets .

Based upon the evaluation of the above possible outcomes, management reduced the carrying value of the biodiesel plant assets to the carrying value of the amount outstanding under the First South credit agreement of $2,872,379, resulting in an impairment charge of $2,048,336.

4.	Note Receivable

On February 25, 2008, the outstanding note was amended whereby a partial repayment of principal by Community Power Corporation (“CPC”) to Allegro in the amount of $225,000 and the forbearance of $25,000 of principal by Allegro was made. The Company also waived the interest that had accrued on the repaid principal of $250,000. The maturity date of the remaining amount outstanding under the note of $250,000 has been extended to the earlier of either December 31, 2008, or the date by which CPC receives at least $2,500,000 in equity or debt financing.  As a result of the forgiveness of principal and interest, the Company recorded a charge to operations.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	March 31,	December 31,
	2008	2007

Dividends	$3,374,636	$2,844,342
Registration rights penalties	381,250	381,250
Lease termination costs	88,310	88,310
Other	204,555	270,786
	$4,048,751	$3,584,688

6.	Line of Credit and Notes Payable

First South Farm Credit, ACA ("First South")
The Company is party to a credit agreement with First South that provides for borrowings of up to $3,500,000 which includes a line of credit and a term loan. On April 2, 2007, the Company received from First South a letter of approval by its loan committee of certain amendments to the credit agreement. The amendments include a two year renewal of the line of credit so that the outstanding principal balance is now due on July 1, 2009 and requires the Company to achieve and maintain certain financial and non-financial covenants based on Vanguard's working capital and net assets position including achieving a minimum working capital of $500,000, maintenance of an excess of total assets over total liabilities of not less than $1,500,000 and the maintenance of a cash flow coverage ratio of at least 1.25 to 1.00 by December 31, 2008. As of December 31, 2007, Allegro had negative working capital of $6,727,825.  Included as a reduction to working capital is $2,844,342 of accrued dividends which we may pay, at our option, in shares of Series A convertible preferred stock or in cash. As of December 31, 2007, Vanguard failed to comply with a covenant under its credit agreement with First South, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008 and an acknowledgement that the Company was no longer in default of the credit agreement as of December 31, 2007. All amounts outstanding under the credit agreement have been classified as a current liability in the accompanying consolidated financial statements.

The aggregate amount outstanding under the credit agreement at March 31, 2008 and December 31, 2007 was $2,872,379 and $3,017,379 respectively. As of March 31, 2008, the amount available for borrowing under the credit agreement was $0.  In January 2008, the Company made the contractual principal payment on the loan of $150,000.

7.	Common Stock

Stock Options
On January 29, 2008, the Company granted an aggregate of 454,998 stock options to certain employees and consultants. Each stock option has an exercise price of $0.35 which was equal to the closing stock price of the Company common stock on the date of grant and were valued using the Black-Scholes option pricing model.

Stock based compensation for the three months ended March 31, 2008 and 2007 was $110,674 and $1,031,008, respectively.

Issuance of Common Stock
On November 21, 2007, the Company issued a convertible promissory note to Monarch Pointe Fund, Ltd. (“Monarch Pointe”), a fund managed by M.A.G. Capital, LLC (“MAG”) for gross proceeds of $1,000,000.  On March 31, 2008, the Company issued 1,577,113 shares of common stock at a conversion price of $0.65 per share as repayment on the note.  The conversion price was equal to the agreed upon conversion price at the date of issuance of the note.

During the three months ended March 31, 2008, the Company converted $521,548 of accrued dividends on its Series A convertible preferred stock into 687,374 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation for the three months ended March 31, 2008, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are in the business of production and distribution of biodiesel fuel. We began biodiesel fuel production and sales in April 2006, making us the first operational producer of biodiesel in Louisiana. Our biodiesel fuel production facility is located on a 320-acre site in Pollock, Louisiana (the “Pollock Facility”). The Pollock Facility uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel. During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing from $0.25 per pound in September 2006 to the current price of approximately $0.61. Although we have been able to develop efficiency improvements in our production processes, feedstock is still the primary production cost of biodiesel fuel. The increase in the cost of soybean oil had a significant, negative effect on our profit margins and cash flows and caused an impairment of goodwill associated with the Pollock Facility of $19.9 million during the third quarter of 2007. Given these economic conditions, in October 2007 we adopted a company-wide cost reduction plan intended to reduce our operating costs. Under this plan, we significantly reduced  our operating expenses.  See Note 1 to the Consolidated Financial Statements.  We also significantly reduced, and then halted, production at the Pollock Facility during the fourth quarter of 2007.  Consequently, we did not make any material amount of biodiesel during the first quarter of 2008.  WE NEED TO OBTAIN ADDITIONAL FINANCING, OR COMPLETE A STRATEGIC TRANSACTION WITHIN THE NEXT SEVERAL WEEKS TO CONTINUE OPERATIONS. IF WE ARE UNABLE TO DO SO, WE WILL BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

Results of Operations Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Sales
During the first quarter of 2008, as compared to the first quarter of 2007, our sales decreased to $55,014 from $1,843,174. The primary factor contributing to this was the halt in production of biodiesel due to the cost of soybean oil described above under the caption “Overview”. The revenue generated during the first quarter of 2008 is attributable to sales of glycerin and biodiesel inventory.

Gross Loss
For the first quarter of 2008 our gross loss was $20,225, compared to a gross loss of $241,807 for the same period during 2007. The change resulted from not producing biodiesel during the first quarter of 2008

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, information systems and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $809,514 in the first quarter of 2008, from $2,075,513 in the first quarter of 2007. The decrease resulted from the non-recurrence in the first quarter of 2008 of restructuring activities implemented during the fourth quarter of 2007, and lower stock-based compensation.

Impairment Charges
In connection with our acquisition of Vanguard we acquired a customer relationship intangible asset, with an assigned value of $4,527,000 on the date of acquisition.  Given the substantial increase and volatility in soybean oil prices and absence of sales from the customers for which the intangible asset resulted from, management evaluated the expected future cash flows for the intangible asset pursuant to Statement of Financial Accounting Standards  No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  As a result, during the first quarter of 2008, management reduced the carrying value of the intangible asset to $0, resulting in an impairment charge of $3,395,250.

During the first quarter of 2008, management evaluated the carrying value of the Pollock Facility's assets.  They analyzed the following:

•	expected future cash flows of the Facility based on the historical prices, current and future prices of soybean oil;
•	non-binding letters of intent to acquire the Facility's assets; and
•
the carrying value of the Facility as compared to the amounts outstanding under the First South credit agreement which is secured by substantially all of the assets of Vanguard, including the Facility's assets.

Based upon the evaluation of the above possible outcomes, management reduced the carrying value of the Pollock Facility's assets to the carrying value of the amount outstanding under the First South credit agreement of $2,872,379, resulting in an impairment charge of $2,048,336.

We did not incur impairment charges for the comparable period in 2007.

Amortization of Intangible Assets
During the first quarter of 2008, we did not incur amortization expense related to our intangible assets due to the reduction of the carrying value of the assets to $0. See “Impairment Charges.” During the first quarter 2007, amortization expense related to our intangible assets was $226,350.

Interest Expense
During the first quarter of 2008, we incurred interest expense of $124,817 compared to $86,614 during the first quarter of 2007.   The change was attributable to non-cash interest expense related to the accretion of a debt discount of $49,834, compared to $0 for the first quarter of 2007.

Interest Income
During the first quarter of 2008 we generated interest income of $8,538 compared to $38,836 during the first quarter of 2007.  The decrease was attributable to lower average cash balances resulting from the negative trends in our business discussed above.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement was $0 during the first quarter of 2008, compared to $237,500 during the first quarter of 2007.  Such penalties ceased upon the effectiveness of our registration statement in June 2007.

Other Income
Other income was $135,574 during the first quarter of 2008 as compared to $0 for the same period in 2007.  During the first quarter of 2008, we received $125,000 for the sale of our equity interest in an entity previously formed by us for the purpose of acquiring assets at the Port of Alexandria and developing a liquid terminal operation. See Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents, cash generated from product sales, the issuance of equity securities, and amounts available for borrowing under our credit agreement with First South. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our line of credit and notes payable, capital expenditures and general corporate purposes. At March 31, 2008, our cash and cash equivalents totaled $376,527, and we had negative working capital of $6,947,986.

At March 31, 2008, we had $2,872,379 in bank debt outstanding under our credit agreement with First South. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan.  As of December 31, 2007, Vanguard failed to comply with a covenant under the credit agreement, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008, and an acknowledgement that Vanguard was no longer in default of the credit agreement as of December 31, 2007. In the future, if Vanguard is unable to meet the covenants under the credit agreement, First South may elect to exercise its rights under the agreement and foreclose on the assets of Vanguard. On January 1, 2008, we made the contractual principal payment of $150,000 on the term loan.

On November 21, 2007, we issued a convertible promissory note to Monarch Pointe Fund, Ltd. (“Monarch Pointe”), a fund managed by M.A.G. Capital, LLC (“MAG”) for $1,000,000. The proceeds of this loan were used to make a minority investment in CPC. The note was due on March 31, 2008, and was convertible into our common stock at any time at either party’s election at a conversion price of $0.65 per share. On March 31, 2008, we converted the principal of the note, together with accrued interest, into 1,577,113 shares of our common stock.

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for only the next several weeks. We are currently seeking additional financing to fund our business or a strategic transaction. We cannot assure you that such financing or a strategic transaction can be obtained or completed by us on favorable terms, or at all. IF COMMODITY PRICES DO NOT IMPROVE OR WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING OR COMPLETE A STRATEGIC TRANSACTION WITHIN THE NEXT SEVERAL WEEKS, WE WILL BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

Operating Activities
Cash used in operating activities was $682,731 for the first three months of fiscal 2008, compared to cash used of $1,467,438 for the same period in fiscal 2007. Operating cash flows for the first three months of fiscal 2008 reflect our net loss of $6,834,526 as discussed above, offset by changes in working capital and $5,532,850 for non-cash expenses (primarily the impairment charges discussed above under the section “Impairment Charges,” and stock-based compensation).

Operating cash flows for the three months of fiscal 2007 reflect our net loss of $2,828,948, offset by working capital requirements of $24,916 and non-cash expenses (depreciation, amortization of intangible assets and stock-based compensation) of $1,336,594.

Investing Activities
Cash provided by investing activities was $109,565 for the first three months of fiscal 2008 compared to cash used of $182,470 for the same period in fiscal 2007.  During the first quarter of 2008, we received proceeds from the sale of our investment in PAA (see Note 1 to the Consolidated Financial Statements) and significantly reduced our capital expenditures from the comparable 2007 period due to the halt of production at the Pollock Facility.

Financing Activities
Cash provided by financing activities was $75,000 for the first three months of fiscal 2008, compared to cash used of $150,000 for the comparable period of fiscal 2007. During the first quarter of fiscal 2008, we made a contractual principal payment of $150,000 on our term loan with First South and received $225,000 in proceeds from the repayment of a note receivable.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.
31.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ALLEGRO BIODIESEL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION

By:	/s/ W. Bruce Comer III
W. Bruce Comer III Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 14, 2008