Form 10-Q
period 2008-06-30
ALLEGRO BIODIESEL CORP
filed 2008-08-01
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes ☐      No    ☑

     As of July 30, 2008 the registrant had 29,044,739 shares of Common Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31. 2007
Assets	UNAUDITED	UNAUDITED
Current assets:
Cash and cash equivalents	$443,624	$117,993
Accounts receivable, net	-	4,837
Note receivable	-	500,000
Other current assets	67,440	105,558
Assets of discontinued operations	142,560	1,000,896
Total current assets	653,624	1,729,284

Investments	1,000,000	1,000,000
Other	25,896	25,896
Assets of discontinued operations	2,872,379	8,300,530
Total assets	$4,551,899	$11,055,710
Liabilities and Shareholders’ Equity
Current liabilities:
Note payable	$-	$950,166
Accounts payable	290,787	404,838
Accrued expenses	4,646,850	3,450,398
Due to Ocean Park Advisors, LLC.	291,174	111,174
Liabilities of discontinued operations	3,403,911	3,540,533
Total liabilities	8,632,722	8,457,109
Shareholders’ equity (deficit):
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 26,144,878 and 26,712,969 shares issued and outstanding shares at June 30, 2008 and December 31, 2007,
respectively	288,401	294,082
Common stock, $0.01 par value:
150,000,000 shares authorized - 25,572,579 and 23,161,906 shares issued and outstanding shares at June 30, 2008 and December 31, 2007,
respectively	247,423	223,311
Additional paid in capital	317,052,579	315,864,997
Accumulated deficit	(321,669,226)	(313,783,789)
Total shareholders’ equity (deficit)	(4,080,823)	2,598,601
Total liabilities & shareholders' equity (deficit)	$4,551,899	$11,055,710

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating expenses:
Selling, general and administrative	$433,970	$1,719,022	$973,530	$3,266,862
Total operating expenses	433,970	1,719,022	973,530	3,266,862
Operating loss	(433,970)	(1,719,022)	(973,530)	(3,266,862)

Interest expense	-	-	(67,094)	(853)
Interest income	5,224	16,228	13,774	43,225
Registration rights penalties	-	(143,750)	-	(381,250)
Other expenses	47,449	-	47,421	-
Loss before income taxes	(381,297)	(1,846,544)	(979,429)	(3,605,740)

Income taxes	-	-	(4,535)	-
Net loss from continuing operations	(381,297)	(1,846,544)	(983,964)	(3,605,740)
Discontinued operations, net of income taxes	(78,707)	(1,019,303)	(5,729,470)	(2,089,055)
Net loss	(460,004)	(2,865,847)	(6,713,434)	(5,694,795)
Dividends on preferred stock	(590,907)	(1,049,993)	(1,172,003)	(1,619,993)
Net loss available to common shareholders	$(1,050,911)	$(3,915,840)	$(7,885,437)	$(7,314,788)

Net loss per share, basic and diluted:
Continuing operations	$(0.04)	$(0.14)	$(0.09)	$(0.27)
Discontinued operations	$(0.00)	$(0.05)	$(0.23)	$(0.11)
Weighted average number of common shares outstanding	25,505,108	20,277,157	24,469,271	19,310,170

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,713,434)	$(5,694,795)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	-	696,495
Impairment charges	5,443,586	-
Stock-based compensation	116,898	2,164,006
Bad debt expense	66,240	-
Accretion of convertible notes payable and amortization of debt discount	49,834	-
Changes in operating assets and liabilities:
Accounts receivable	5,072	(658,036)
Inventory	9,941	101,496
Prepaid expenses and other assets	64,504	(319,026)
Accounts payable	(16,239)	(59,479)
Due to Ocean Park Advisors, LLC.	180,000	-
Accrued expenses	29,130	103,802
Net cash used in operating activities	(764,468)	(3,665,537)

Cash flows from investing activities:
Capital expenditures	(15,435)	(456,718)
Net cash used in investing activities	(15,435)	(456,718)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	640,000
Issuance of promissory notes	-	(640,000)
Proceeds from repayment of issued promissory note	500,000	-
Payments on line of credit and notes payable	(150,000)	(150,000)
Net cash provided by (used in) financing activities	350,000	(150,000)
Net decrease in cash and cash equivalents	(429,903)	(4,272,255)
Cash of discontinued operations	(1,166)	(373,477)
Cash and cash equivalents at beginning of period	874,693	5,578,291
Cash and cash equivalents at end of period	$443,624	$932,559

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$92,889	$204,210
Cash paid during the period for income taxes	$-	$300
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt into common stock	$1,000,000	$1,000,000
Conversion of accrued dividends into common stock	$64,376	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)
1. Business

Through the acquisition of Vanguard Synfuels, LLC (“Vanguard”) in September 2006, Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) owns a biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which has been sold in both blended and unblended form with petroleum diesel. The product has been sold primarily to regional wholesale bulk fuel distributors and the local Louisiana market. Vanguard was formed on April 28, 2003 as a limited liability company. Vanguard purchased assets from Farmland Industries' bankruptcy trustee on July 31, 2003. These assets included 320 acres of land, an ammonia plant which was shuttered in 2001, and existing plant infrastructure. Vanguard converted the existing facility (the “Pollock Facility”) into a biodiesel production facility. Vanguard began testing of the Pollock Facility in early 2006, and commenced production and sales of biodiesel in April 2006. Vanguard was a development-stage company prior to April 2006.

During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing from $0.25 per pound in September 2006 to the current price of approximately $0.60. Although we have been able to improve the efficiency of our production processes, feedstock is still the primary production cost of biodiesel fuel. The increase in the cost of soybean oil had a significant negative effect on our profit margins and cash flows and caused an impairment of goodwill associated with the Pollock Facility of $19.9 million during the third quarter of 2007. Given these economic conditions, on October 15, 2007 we adopted a Company-wide cost reduction plan to reduce our costs. Under this plan, we significantly reduced our expenses. We also significantly reduced, and then halted, production at the Pollock Facility during the fourth quarter of 2007. Consequently, we have not made any material amount of biodiesel since the fourth quarter of 2007. We are currently maintaining the plant, but not producing biodiesel due to the high cost of soybean oil.

Due to the continuing difficult conditions in the biodiesel industry described above, during the second quarter of 2008, the independent member of our board of directors recommended to our stockholders to approve the sale of 100% of the membership interests of Vanguard (the “Sale”) to Consolidated Energy Holdings, LLC, a Louisiana limited liability company (“CEH”). Two of our executive officers, Darrel Dubroc and Tim Collins hold membership interests in CEH. The Sale is pending and is expected to be completed during the third quarter of 2008. Our decision to sell Vanguard was based on the following:

•
Difficult conditions in the biodiesel industry - as described above, the price of our primary input, soybean oil, has increased approximately 160% since we acquired Vanguard.  As a result, during the fourth quarter of 2007, we ceased producing biodiesel due to recurring negative gross margins.  We have not produced any material amount of biodiesel since then;

•	Distressed financial condition of Allegro - without any material revenue or other source of income since the fourth quarter of 2007, we have been aggressively cutting costs;
•
Extensive marketing and search for alternative strategic transactions - Management and our Board of Directors have actively been seeking a wide range of strategic alternatives since the fourth quarter of 2007. From this process, no other qualified investor or more attractive alternative emerged; and

•
Preservation of value for our creditors and stockholders - First South Farm Credit, ACA, our sole senior secured lender (“First South”), supports the Sale and has agreed to release Allegro from its Continuing Guaranty in exchange for CEH assuming the debt.  The Sale will also eliminate substantially all of the liabilities related to the biodiesel business.  Certain employees of Allegro and Vanguard have also agreed to release us from accrued compensation that they have accumulated since our Company-wide expense reduction plan was enacted on October 15, 2007.  Also, certain employees of Allegro will release the Company from any and all of its obligations under their employment agreements. We will use the proceeds from the Sale and from the claims against the escrow account arising out of our original acquisition of Vanguard to operate our business in the future. See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Vanguard Acquisition Escrow Account Claims.”

As part of the Sale, CEH will assume certain liabilities of Allegro and Vanguard including approximately (i) $2.9 million in senior secured debt with First South; (ii) approximately $530,000 in trade payables and accrued liabilities; (iii) obligations of Allegro and/or Vanguard under existing employment agreements with employees of Allegro and of Vanguard; and (iv) $209,000 in accrued compensation for certain Allegro employees that has accumulated since our Company-wide expense reduction plan through June 30, 2008.

IF WE ARE UNABLE TO COMPLETE THE SALE OF VANGUARD WE MAY BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

As of June 30, 2008, we had negative working capital of $7,979,098. Included as a reduction to working capital is $3,951,968 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock or in cash and $3,403,901 of liabilities of discontinued operations.

After the completion of the Sale, we will turn our attention to preserving and enhance shareholder value. We plan to seek strategic alternatives, including the pursuit of additional financing for acquisitions or a merger with another business. However, due to the current economic environment, we cannot assure our current and future stockholders there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged. Although we will no longer have operations on the closing date of the Sale, we will continue as a viable publicly-traded corporation with non-operating assets, thereby preserving some value for our stockholders. Our non-operating assets will primarily include cash balances and our equity investment in Community Power Corporation. We are also actively pursuing claims on the remaining assets in the escrow account arising out of our original acquisition of Vanguard. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Vanguard Acquisition Escrow Account Claims.”

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2007 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Discontinued Operation
During the second quarter of 2008, the board of directors approved the sale of Vanguard. See Note 1 above. The Company accounted for the planned sale of Vanguard as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation. The Company expects to complete the sale of Vanguard to CEH during the third quarter of 2008. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the three month periods indicated below:

	June 30,
	2008	2007
Common stock options	3,221,067	3,345,644
Common stock warrants	5,803,908	6,728,825
Convertible preferred stock - Series A	33,969,961	36,031,116
Convertible preferred stock - Series B	1,413,000	1,525,400
	44,407,936	47,630,985

3. Discontinued Operation

In September 2006, the Company acquired Vanguard. The Company committed to a plan to sell Vanguard, which was approved by the board of directors, during the second quarter of 2008. In accordance with SFAS 144, Vanguard’s financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. The net assets associated with Vanguard are classified as “held-for-sale” until the completion of the Sale.

During the quarter ended March 31, 2008, the Company recorded an impairment charge of $3,395,250 to intangible assets and $19,978,894 to goodwill during the year ended December 31, 2007, respectively.

The financial results of Vanguard included in discontinued operation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$-	$3,871,643	$55,014	$5,714,817
Income taxes	-	-	-	-
Loss from discontinued operations after income taxes	$(78,707)	$(1,019,303)	$(5,729,470)	$(2,089,055)

During the three months ended June 30, 2008, CEH funded $179,745 of expenses related to the Company’s discontinued operations.
The following table presents the carrying amounts of major classes of assets and liabilities relating to the discontinued operation as of:

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,166	$756,700
Accounts receivable, net	-	66,475
Inventory	120,680	130,621
Other current assets	20,714	47,100
Total current assets	142,560	1,000,896

Property and equipment, net	2,872,379	4,905,280
Intangible assets, net	-	3,395,250
Total assets	$2,872,379	$8,300,530

Liabilities
Current liabilities:
Line of credit and notes payable, net	$2,872,379	$3,017,379
Accounts payable and accrued expenses	531,532	523,154
Total liabilities	$3,014,939	$9,301,429

4. Accrued Expenses

Accrued expenses consist of the following at:

	June 30,	December 31,
	2008	2007
Dividends	$3,951,968	$2,844,342
Registration rights penalties	381,250	381,250
Lease termination costs	88,310	88,310
Other	225,322	136,496
	$4,646,850	$3,450,398

5. Common Stock

Stock Options
On January 29, 2008, the Company granted an aggregate of 454,998 stock options to certain employees and consultants. Each stock option has an exercise price of $0.35 which was equal to the closing stock price of the Company common stock on the date of grant and were valued using the Black-Scholes option pricing model.

Stock-based compensation for the three months ended June 30, 2008 and 2007 was $6,224 and $1,132,998, respectively and $116,898 and $2,164,006 for the six months ended June 30, 2008 and 2007, respectively.

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

During the six months ended June 30, 2008, 568,091 shares of Series A convertible preferred stock were converted into 833,560 shares of common stock.

6. Subsequent Events

On July 7, 2008, 2,136,094 shares of Series A Convertible Preferred Stock together with accrued dividend of $326,885 were converted into 3,246,083 shares of common stock. On July 10, 2008, 148,672 shares of Series A Convertible Preferred Stock together with accrued dividend of $22,865 were converted into 226,078 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation for the three months ended June 30, 2008, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

Through the acquisition of Vanguard Synfuels, LLC (“Vanguard”) in September 2006, Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) owns a biodiesel production facility that uses renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel, which has been sold in both blended and unblended form with petroleum diesel. The product has been sold primarily to regional wholesale bulk fuel distributors and the local Louisiana market. Vanguard was formed on April 28, 2003 as a limited liability company. Vanguard purchased assets from Farmland Industries' bankruptcy trustee on July 31, 2003. These assets included 320 acres of land, an ammonia plant which was shuttered in 2001, and existing plant infrastructure. Vanguard converted the existing facility (the “Pollock Facility”) into a biodiesel production facility. Vanguard began testing of the Pollock Facility in early 2006, and commenced production and sales of biodiesel in April 2006. Vanguard was a development-stage company prior to April 2006.

During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil, with the price increasing from $0.25 per pound in September 2006 to the current price of approximately $0.60. Although we have been able to improve the efficiency of our production processes, feedstock is still the primary production cost of biodiesel fuel. The increase in the cost of soybean oil had a significant negative effect on our profit margins and cash flows and caused an impairment of goodwill associated with the Pollock Facility of $19.9 million during the third quarter of 2007. Given these economic conditions, on October 15, 2007 we adopted a Company-wide cost reduction plan to reduce our costs. Under this plan, we significantly reduced our expenses. We also significantly reduced, and then halted, production at the Pollock Facility during the fourth quarter of 2007. Consequently, we have not made any material amount of biodiesel since the fourth quarter of 2007. We are currently maintaining the plant, but not producing biodiesel due to the high cost of soybean oil.

Due to the continuing difficult conditions in the biodiesel industry described above, during the second quarter of 2008, the independent member of our board of directors recommended to our stockholders to approve the sale of 100% of the membership interests of Vanguard (the “Sale”) to Consolidated Energy Holdings, LLC, a Louisiana limited liability company (“CEH”). The Sale is pending and is expected to be completed during the third quarter of 2008. Our decision to sell Vanguard was based on the following:

•
Difficult conditions in the biodiesel industry - as described above, the price of our primary input, soybean oil, has increased approximately 160% since we acquired Vanguard.  As a result, during the fourth quarter of 2007, we ceased producing biodiesel due to recurring negative gross margins.  We have not produced any material amount of biodiesel since then;

•	Distressed financial condition of Allegro - without any material revenue or other source of income since the fourth quarter of 2007, we have been aggressively cutting costs;
•
Extensive marketing and search for alternative strategic transactions - Management and our Board of Directors have actively been seeking a wide range of strategic alternatives since the fourth quarter of 2007. From this process, no other qualified investor or more attractive alternative emerged; and

•
Preservation of value for our creditors and stockholders - First South Farm Credit, ACA, our sole senior secured lender (“First South”), supports the Sale and has agreed to release Allegro from its Continuing Guaranty in exchange for CEH assuming the debt.  The Sale will also eliminate substantially all of the liabilities related to the biodiesel business.  Certain employees of Allegro and Vanguard have also agreed to release us from accrued compensation that they have accumulated since our Company-wide expense reduction plan was enacted on October 15, 2007.  Also, certain employees of Allegro will release the Company from any and all of its obligations under their employment agreements. We will use the proceeds from the Sale and from the claims against the escrow account arising out of our original acquisition of Vanguard to operate our business in the future. See “Vanguard Acquisition Escrow Account Claims” below.  We will continue as a viable public corporation after the Sale with non-operating assets, thereby preserving some value for our stockholders.

As part of the Sale, CEH will assume certain liabilities of Allegro and Vanguard including approximately (i) $2.9 million in senior secured debt with First South; (ii) approximately $530,000 in trade payables and accrued expenses; (iii) obligations of Allegro and/or Vanguard under existing employment agreements with employees of Allegro and of Vanguard; and (iv) $209,000 in accrued compensation for certain Allegro employees that has accumulated since our Company-wide expense reduction plan through June 30, 2008. CEH also agreed to indemnify us for 50% of any judgment, settlement or other resolution of claims made against Allegro and Vanguard in a lawsuit filed by a former employee. Such lawsuit was recently dismissed by the employee with prejudice. See “Part II - Item 1. Legal Proceedings.”

IF WE ARE UNABLE TO COMPLETE THE SALE OF VANGUARD WE MAY BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

After the completion of the Sale, we will turn our attention to preserving and enhance shareholder value. We plan to seek strategic alternatives, including the pursuit of additional financing for acquisitions or a merger with another business. However, due to the current economic environment, we cannot assure the current and future stockholders there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged. Although we will no longer have operations on the closing date of the Sale, we will continue as a viable publicly-traded corporation with non-operating assets, thereby preserving some value for our stockholders. Our non-operating assets will include the remaining cash balances and our equity investment in Community Power Corporation. We are also actively pursuing claims on the remaining assets in the escrow account arising out of our original acquisition of Vanguard. See “Vanguard Acquisition Escrow Account Claims” below.

Vanguard Acquisition Escrow Account Claims

On June 13, 2008, we entered into an Agreement to Settle Claims (the “Settlement Agreement”) with the former members of Vanguard who sold their interests in Vanguard to us in September 2006 (the “Former Vanguard Members”), including Darrell Dubroc, our President, Chief Operating Officer, and Director, and Tim Collins, our Executive Vice President of Business Development and Director, who together hold 11,110,000 shares of our common stock and 50% of the membership interests of CEH. The Settlement Agreement relates to certain demands for indemnification we have made under the Contribution Agreement we entered into with the Former Vanguard Members on September 20, 2006 (the “Contribution Agreement”). We notified the Former Vanguard Members of our demand for indemnification under the Contribution Agreement, and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on September 20, 2006 (the “Escrow Account”). In our letter, we alleged that the Former Vanguard Members made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006, namely overstating inventory assets and understating current liabilities. The total amount of our claim is approximately $1.2 million. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $905,993 in cash and 619,003 shares of our common stock from the Escrow Account.

On February 22, 2008, we notified the Former Vanguard Members of an additional demand for indemnification under the Contribution Agreement, and of our further claim upon the Escrow Account. In our second letter we alleged that the Former Vanguard Members made certain misrepresentations with respect to certain IRS tax penalties. The total amount of this additional claim is $47,449. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $47,449 of cash from the Escrow Account. On May 23, 2008, we received a payment from the Escrow Account for the above mentioned amount in full satisfaction of this claim. On March 18, 2008, we notified the Former Vanguard Members of a third demand for indemnification under the Contribution Agreement, and of our further claim upon the Escrow Account. In our third letter we alleged that the Former Vanguard Members made certain misrepresentations with respect to the Vanguard biodiesel plant and certain liabilities relating to the disposal of glycerin produced at such plant. The total amount of this claim is $972,525. Under the terms of the relevant agreements, we have demanded that the escrow agent release to us $782,436 of cash and 491,139 shares of our common stock from the Escrow Account. The Former Vanguard Members have disputed each of the demands we have made for indemnification other than the above mentioned IRS tax liability claim. Upon mailing our definitive Information Statement to our shareholders on July 31, 2008, a mutual release of cash and shares of our common stock from the Escrow Account to us and to the Former Vanguard Members was made in the amounts of $151,628 and 124,961 shares and $201,129 and 126,250 shares, respectively. After these disbursements, there was approximately $1.3 million in cash and 878,741 shares of our common stock remaining in the Escrow Account. The Settlement Agreement also provides that if we and the Former Vanguard Members have not reached a settlement of the remaining claims by July 15, 2008, then a binding arbitration will take place during September 2008. On July 17, 2008, we agreed to extend the deadline for reaching an agreement on the settlement of the remaining claims to August 15, 2008. We provide no assurances whether we will be successful with our claims.

Unless otherwise noted, the following discussions of Allegro’s results of operations include the results from continuing operations only.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Sales and Gross Profit
During the second quarter of 2008, as compared to the second quarter of 2007, we did not have sales or generate gross profit from continuing operations

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $433,970 in the second quarter of 2008, from $1,719,022 in the second quarter of 2007. The decrease resulted from restructuring efforts implemented during the fourth quarter of 2007 to reduce our operating expenses and a decrease in stock stock-based compensation of $1,126,774.

Interest Income
During the second quarter of 2008 we generated interest income of $5,224 compared to $16,228 during the second quarter of 2007.  The decrease was attributable to lower average cash balances resulting from the negative trends in our business discussed above.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement were $0 during the second quarter of 2008, compared to $143,750 during the second quarter of 2007.  Such penalties ceased upon the effectiveness of our registration statement in June 2007.

Other Income
Other income was $47,449 during the second quarter of 2008, compared to $0 for the same period in 2007.  During the second quarter of 2008, we received proceeds from the Escrow Account with respect to certain IRS tax penalties incurred by Vanguard. See “Vanguard Acquisition Escrow Account Claims” above.

Discontinued Operations
During the second quarter of 2008, the board of directors approved the sale of Vanguard. The Company accounted for the planned sale of Vanguard as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation. The Company expects to complete the sale of Vanguard to CEH during the third quarter of 2008. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations. See Note 3 Discontinued Operation to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

During the second quarter of 2008, Vanguard did not generate revenues. Its operating expenses were partially offset by proceeds of $179,745 received from CEH to fund Vanguard’s operations pending the completion of the sale, resulting in a loss from discontinued operations of $78,707 compared to a loss of $1,019,303 during the same period in 2007.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Sales and Gross Profit
During the first half of 2008, as compared to the first half quarter of 2007, we did not have sales or generate gross profit from continuing operations

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $973,530 in the first half quarter of 2008, from $3,266,862 in the first half of 2007. The decrease resulted from the non-recurrence in the second quarter of 2008 of restructuring activities implemented during the fourth quarter of 2007 to reduce our operating expenses and a decrease in stock-based compensation of $2,047,108.

Interest Expense
During the first half of 2008, we incurred interest expense of $67,904 compared to $853 during the first half of 2007.   The change was primarily attributable to non-cash interest expense related to the accretion of a debt discount of $49,834 incurred in connection with our issuance of a convertible promissory note to CPC during the fourth quarter of 2007.

Interest Income
During the first half of 2008 we generated interest income of $13,774 compared to $43,225 during the first half of 2007.  The decrease was attributable to lower average cash balances resulting from the negative trends in our business discussed above.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement were $0 during the first half of 2008, compared to $381,250 during the first half of 2007.  Such penalties ceased upon the effectiveness of our registration statement in June 2007.

Other Income
Other income was $47,449 during the first half of 2008 as compared to $0 for the same period in 2007.  During 2008, we received proceeds from the Escrow Account with respect to certain IRS tax penalties incurred by Vanguard. See “Vanguard Acquisition Escrow Account Claims” above.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents. In addition to funding operations, our principal short-term and long-term liquidity include costs to operate a publicly-traded company and the exploration of strategic alternatives, including potential mergers or acquisitions.

During the second quarter of 2008, we received proceeds of $179,745 from CEH to fund the operations of Vanguard from May 16, 2008, the date we signed the letter of intent for the CEH transaction, through June 30, 2008. CEH has also agreed to fund the ongoing operations of Vanguard until the closing of the Sale. At June 30, 2008, our cash and cash equivalents totaled $443,624, and we had negative working capital of $4,575,187, exclusive of the assets and liabilities held for sale related pending sale of Vanguard. Included in working capital is $3,951,968 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash. We are also actively pursuing claims on the remaining assets in the Escrow Account arising out of our original acquisition of Vanguard. See “Vanguard Acquisition Escrow Account Claims” above.

At June 30, 2008, we had $2,872,379 in bank debt outstanding under our credit agreement with First South which will be assumed by CEH upon the closing of the Sale. First South has provided their consent to permit us to transfer the credit agreement to CEH and provide us with a full release. The credit agreement provides for borrowings of up to $3,500,000, which includes a line of credit and a term loan. As of December 31, 2007, Vanguard failed to comply with a covenant under the credit agreement, relating to the maintenance of minimum level of working capital of $500,000. On March 27, 2008, Vanguard received a waiver of its non-compliance with this covenant from First South through September 1, 2008, and an acknowledgement that Vanguard was no longer in default of the credit agreement as of December 31, 2007.

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

We believe that our existing sources of liquidity should be sufficient to fund our continuing operations through the fourth quarter of 2008 to early in the first quarter of 2009 . We are currently seeking additional financing to fund our business after the Sale. We cannot assure you that such financing or a strategic transaction can be obtained or completed by us on favorable terms, or at all.

IF WE ARE UNABLE TO COMPLETE THE SALE OF VANGUARD WE MAY BE FORCED TO FILE FOR BANKRUPTCY PROTECTION. ADDITIONALLY, IF WE COMPLETE THE SALE BUT CANNOT OBTAIN ADDITIONAL FINANCING OR COMPLETE A STRATEGIC TRANSACTION AFTER THE SALE, WE MAY BE FORCED TO FILE FOR BANKRUPTCY PROTECTION.

Operating Activities
Cash used in operating activities was $764,468 for the first six months of fiscal 2008, compared to cash used of $3,665,537 for the same period in fiscal 2007. Operating cash flows for the first six months of fiscal 2008 reflect our net loss of $6,713,434 as discussed above, offset by changes in working capital and $5,676,558 for non-cash expenses (primarily the impairment charges related our discontinued operations).

Operating cash flows for the six months of fiscal 2007 reflect our net loss of $5,694,795, offset by working capital requirements of $935,045 and non-cash expenses (depreciation, amortization of intangible assets and stock-based compensation) of $2,860,501. The working capital requirements resulted from increases in accounts receivable and inventory.

Investing Activities
Cash used in investing activities was $15,435 for the first six months of fiscal 2008 compared to cash used of $456,718 for the same period in fiscal 2007.  During the first six months of 2008, we received proceeds from the sale of our investment in PAA.

Financing Activities
Cash provided by financing activities was $350,000 for the first six months of fiscal 2008, compared to cash used of $150,000 for the comparable period of fiscal 2007. During the first six months of fiscal 2008, we made a contractual principal payment of $150,000 on our term loan with First South and received $500,000 in proceeds from the repayment of a note receivable from Community Power Corporation.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

John T. McDaniel v. Vanguard Synfuels and Allegro Biodiesel Corporation, Civil Suit No. 19029, Thirty Fifth Judicial District Court of the Parish of Baton Rouge, Louisiana.

On July 16, 2008, the plaintiff dismissed this lawsuit with prejudice.

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

W. Bruce Comer III Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 1, 2008