Form 10-Q
period 2008-09-30
ALLEGRO BIODIESEL CORP
filed 2008-10-22
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).   Yes ☑    No ☐

     As of October 21, 2008 the registrant had 29,044,739 shares of Common Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31. 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$307,240	$117,993
Accounts receivable, net	-	4,837
Note receivable	-	500,000
Other current assets	22,940	105,558
Assets of discontinued operations	-	1,000,896
Total current assets	330,180	1,729,284
Investments	788,550	1,000,000
Other	25,896	25,896
Assets of discontinued operations	-	8,300,530
Total assets	$1,144,626	$11,055,710
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit and notes payable, net	$-	$950,166
Accounts payable	327,817	404,838
Accrued expenses	4,631,203	3,450,398
Due to Ocean Park Advisors, LLC	346,173	111,174
Liabilities of discontinued operations	-	3,540,533
Total current liabilities	5,305,193	8,457,109
Total liabilities	5,305,193	8,457,109
Shareholders’ equity (deficit):
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 23,680,112 and 26,712,969 shares issued and outstanding shares at September 30, 2008 and December 31, 2007, respectively	265,553	294,082
Common stock, $0.01 par value:
150,000,000 shares authorized - 28,919,779 and 23,161,906 shares issued and outstanding shares at September 30, 2008 and December 31, 2007, respectively	280,895	223,311
Additional paid in capital	317,395,124	315,864,997
Accumulated deficit	(322,102,139)	(313,783,789)
Total shareholders’ equity (deficit)	(4,160,567)	2,598,601
Total liabilities and shareholders' equity (deficit)	$1,144,626	$11,055,710

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating expenses:
Selling, general and administrative	411,910	1,610,405	1,385,440	4,891,783
Operating loss	(411,910)	(1,610,405)	(1,385,440)	(4,891,783)
Interest expense	-	(24,984)	(67,094)	(19,590)
Interest income	1,537	9,336	15,311	60,830
Registration rights	-	-	-	(381,250)
Other expense, net	(58,745)	-	(11,324)	-
Loss before income taxes	(469,118)	(1,626,053)	(1,448,547)	(5,231,793)
Income taxes	-	-	(4,535)	-
Net loss from continuing operations	(469,118)	(1,626,053)	(1,453,082)	(5,231,793)
Discontinued operations and sale of discontinued operations, net of income taxes	589,459	(21,042,023)	(5,140,011)	(23,131,078)
Net income (loss)	120,341	(22,688,076)	(6,593,093)	(28,362,871)
Dividends on preferred stock	(553,254)	(581,531)	(1,725,257)	(2,201,524)
Loss available to common shareholders	$(432,913)	$(23,249,607)	$(8,318,350)	$(30,564,395)
Net income (loss) per share, basic and diluted:
Continuing operations	$(0.04)	$(0.10)	$(0.12)	$(0.37)
Discontinued operations	$0.02	$(0.99)	$(0.20)	$(1.16)
Weighted average number of common shares used in per share calculations	28,846,509	21,296,424	25,928,350	19,972,254

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,593,093)	$(28,362,871)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	-	1,014,594
Impairment charges	5,655,036	-
Gain on sale of Vanguard Synfuels, LLC	(615,501)	-
Stock-based compensation and other	120,316	2,733,467
Bad debt expense	66,240	-
Accretion of convertible notes payable and amortization of debt discount	49,834	-
Impairment of goodwill	-	19,978,894
Changes in operating assets and liabilities:
Accounts receivable	5,072	(69,812)
Inventory	9,941	278,643
Prepaid expenses and other assets	117,218	23,785
Accounts payable	28,354	100,009
Due to Ocean Park Advisors, LLC.	234,399	-
Accrued expenses	20,548	135,683
Net cash used in operating activities	(901,636)	(4,167,608)
Cash flows from investing activities:
Capital expenditures	(15,435)	(600,124)
Net cash from the sale of Vanguard Synfuels, LLC	(382)	-
Net cash used in investing activities	(15,817)	(600,124)
Cash flows from financing activities:
Proceeds from issuance of notes payable	-	640,000
Issuance of promissory notes	-	(640,000)
Proceeds from repayment of issued promissory note	500,000	-
Payments on line of credit and notes payable	(150,000)	(150,000)
Net cash provided by (used in) financing activities	350,000	(150,000)
Net decrease in cash and cash equivalents	(567,453)	(4,917,732)
Noncash investing & financing activities:
Cash and cash equivalents at beginning of period	874,693	5,578,291
Cash and cash equivalents at end of period	$307,240	$660,559
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$134,188	$91,637
Cash paid during the period for income taxes	$-	$300
Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued dividends into common stock	$545,799	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

1.	Business

From September 20, 2006, through September 9, 2008 Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil. The increase in the cost of soybean oil had a significant negative effect on our profit margins and cash flows. Given these economic conditions, on October 15, 2007 we adopted a Company-wide cost reduction plan to reduce our costs. We also significantly reduced, and then halted, production at the Pollock Facility during the fourth quarter of 2007.

Due to the continuing difficult conditions in the biodiesel industry described above, during the second quarter of 2008, the independent member of our board of directors recommended to our stockholders to approve the sale (the “Sale”) of 100% of the membership interests of our wholly owned subsidiary, Vanguard Synfuels, LLC (“Vanguard”), to Consolidated Energy Holdings, LLC, a Louisiana limited liability company (“CEH”). Two of our former executive officers, Darrell Dubroc and Tim Collins hold membership interests in CEH. As reported in our Form 8-K dated September 9, 2008, the Sale was completed on September 9, 2008.

Pursuant to the Sale, CEH assumed substantially all of the liabilities of Vanguard, including (i) approximately $2.9 million in senior secured debt with First South Farm Credit, ACA (“First South”); (ii) approximately $589,000 in trade payables and accrued liabilities; (iii) obligations of Allegro and/or Vanguard under existing employment agreements with employees of Allegro and of Vanguard; and (iv) $258,000 in accrued compensation for certain Allegro employees that accumulated since our Company-wide expense reduction plan through the date of the Sale.

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, we will continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).  We are also pursuing a claim against an escrow account established in connection with our original acquisition of Vanguard (the “Escrow Account”). See “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Escrow Account Claims.”

On July 31, 2008, a mutual release of cash and shares of our common stock from the Escrow Account to us and to former members of Vanguard was made in the amounts of $151,628 and 124,961 shares and $201,129 and 126,250 shares, respectively. After these disbursements, there is $1,369,732 in cash and 859,789 shares of our common stock remaining in the Escrow Account. We have not reached an agreement to settle the remaining claims and are preparing for arbitration which is anticipated to begin in the fourth quarter. We can provide no assurances that we will be successful with all or any portion of our claims or that we will receive any portion of the monies in the Escrow Account.

During the three and nine months ended September 30, 2008, the Company recorded the escrow proceeds received, of $152,877 and $200,326 respectively which have been classified as “Other Expense, net” in the accompanying statement of operations. The Company records any proceeds from the Escrow Claim in the period the consideration is recovered.

As of September 30, 2008, we had negative working capital of $4,975,013. Included as a reduction to working capital is $4,155,472 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions, either in renewable energy or other industries. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC and recover amounts from the Escrow Account, as discussed above.  If we are unable to arrange for a strategic alternative, obtain additional financing, sell our minority interest in CPC, or recover a significant portion of the amounts in the Escrow Account by early in the first quarter of fiscal 2009, we may be forced to seek bankruptcy protection.

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

Discontinued Operation
On September 9, 2008, the Company completed the sale of the Company’s biodiesel business.  The Company accounted for the sale of the business in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect the Vanguard biodiesel business as a discontinued operation. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations.

Minority Investment in Private Company
The Company accounts for its investment in minority interests of a company over which it does not exercise significant influence on the cost method in accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.

Net Loss per Share
Basic loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Common stock options	3,221,067	3,127,312	3,221,067	3,200,089
Common stock warrants	5,801,923	6,728,825	5,803,860	6,757,532
Convertible preferred stock - Series A	36,904,510	39,087,906	36,629,793	37,560,202
Convertible preferred stock - Series B	1,413,900	1,413,900	1,413,600	1,887,233
	47,341,400	50,357,943	47,068,320	49,405,056

3.	Discontinued Operation

In September 2006, the Company acquired Vanguard. The Company committed to a plan to sell Vanguard, which was approved by the board of directors, during the second quarter of 2008. In accordance with SFAS 144, Vanguard’s financial results have been classified as a discontinued operation in our consolidated financial statements for all periods presented. The net assets associated with Vanguard have been classified as “held-for-sale” until the completion of the Sale.

During the quarter ended March 31, 2008, the Company recorded impairment charges of $5,443,586 to the Pollock Facility and intangible assets.  During the year ended December 31, 2007, the Company recorded an impairment of the goodwill of Vanguard of $19,978,894.

The financial results of Vanguard included in discontinued operation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$-	$1,396,297	$55,014	$7,111,114
Income taxes	-	-	-	-
Income (loss) from discontinued operations after income taxes	$589,459	$(21,042,023)	$(5,140,011)	$(23,131,078)

Included in the income (loss) from discontinued operations for the three and nine months ended September 30, 2008 is a gain on the sale of Vanguard of $614,119.

During the three months and nine months ended September 30, 2008, CEH funded $128,405 and $308,151, respectively of expenses related to the Company’s discontinued operations which reduced the operating expenses in these periods.

The following is the combined, condensed balance sheet of Vanguard immediately preceding the Sale:

Assets
Current assets:
Cash and cash equivalents	$1,382
Accounts receivable, net	-
Inventory	120,680
Other current assets	12,500
Total current assets	134,562
Property and equipment, net	2,872,379
Total assets	$3,006,941

Liabilities
Current liabilities:
Line of credit and notes payable, net	$2,872,379
Accounts payable and accrued expenses	588,393
Total liabilities	$3,460,772

Management believes there are no contingent liabilities related to discontinued operations.

4.	Investment

In November 2007, the Company acquired a minority interest in Community Power Corporation, a developer of biomass power generation technology and products (“CPC”), for $1,000,000.  During the three months ended September 30, 2008, the Company recorded an impairment charge of $211,450 with respect to CPC which has been classified as "Other Expense, net" in the accompanying statements of operations.  The impairment charge resulted from the sale of stock by CPC at a lower price per share than that paid by Allegro at the time of its purchase of the minority interest.

5.	Accrued Expenses

Accrued expenses consist of the following at:

	September 30,	December 31,
	2008	2007
Dividends	$4,155,472	$2,844,342
Registration rights penalties	381,250	381,250
Lease termination costs	88,310	88,310
Other	6,171	136,496
	$4,631,203	$3,450,398

6.	Common Stock

Stock Options
On January 29, 2008, the Company granted an aggregate of 454,998 stock options to certain employees and consultants. Each stock option has an exercise price of $0.35 which was equal to the closing stock price of the Company common stock on the date of grant and were valued using the Black-Scholes option pricing model.

Stock-based compensation for the three months ended September 30, 2008 and 2007 was $4,668 and $569,461, respectively and $120,316 and $2,733,467 for the nine months ended September 30, 2008 and 2007, respectively.

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

During the nine months ended September 30, 2008, 2,852,857 shares of Series A convertible preferred stock together with of accrued dividends of $545,799 were converted into 4,305,721 shares of common stock at the original conversion price of $0.76 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) for the three months ended September 30, 2008, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

From September 20, 2006, through September 9, 2008 we owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil. The increase in the cost of soybean oil had a significant negative effect on our profit margins and cash flows. Given these economic conditions, on October 15, 2007 we adopted a Company-wide cost reduction plan to reduce our costs. We also significantly reduced, and then halted, production at the Pollock Facility during the fourth quarter of 2007.

Due to the continuing difficult conditions in the biodiesel industry described above, during the second quarter of 2008, the independent member of our board of directors recommended to our stockholders to approve the sale (the “Sale”) of 100% of the membership interests of our wholly owned subsidiary, Vanguard Synfuels, LLC (“Vanguard”), to Consolidated Energy Holdings, LLC, a Louisiana limited liability company (“CEH”). Two of our former executive officers, Darrell Dubroc and Tim Collins hold membership interests in CEH. As reported in our Form 8-K dated September 9, 2008, the Sale was completed on September 9, 2008.

Pursuant to the Sale, CEH assumed substantially all of the liabilities of Vanguard, including (i) approximately $2.9 million in senior secured debt with First South Farm Credit, ACA (“First South”); (ii) approximately $589,000 in trade payables and accrued liabilities; (iii) obligations of Allegro and/or Vanguard under existing employment agreements with employees of Allegro and of Vanguard; and (iv) $258,000 in accrued compensation for certain Allegro employees that accumulated since our Company-wide expense reduction plan through the date of the Sale.

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, we will continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).  We are also pursuing a claim against an escrow account established in connection with our original acquisition of Vanguard (the “Escrow Account”). See “Escrow Account Claims” below.

On July 31, 2008, a mutual release of cash and shares of our common stock from the Escrow Account to us and to former members of Vanguard was made in the amounts of $151,628 and 124,961 shares and $201,129 and 126,250 shares, respectively. After these disbursements, there is approximately $1,369,732 in cash and 859,789 shares of our common stock remaining in the Escrow Account. We have not reached an agreement to settle the remaining claims and are preparing for arbitration which is anticipated to begin in the fourth quarter. We can provide no assurances that we will be successful with all or any portion of our claims or that we will receive any portion of the monies in the Escrow Account.

During the three and nine months ended September 30, 2008, the Company recorded the escrow proceeds received, of $152,877 and $200,326 respectively which have been classified as “Other Expense, net” in the accompanying statement of operations. The Company records any proceeds from the Escrow Claim in the period the consideration is recovered.

As of September 30, 2008, we had negative working capital of $4,975,013. Included as a reduction to working capital is $4,155,472 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions, either in renewable energy or other industries. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC and recover amounts from the Escrow Account, as discussed above.  If we are unable to arrange for  a strategic alternative, obtain additional financing, sell our minority interest in CPC, or recover a significant portion of the amounts in the Escrow Account by early in the first quarter of fiscal 2009, we may be forced to seek bankruptcy protection.

Escrow Account Claims

On June 13, 2008, we entered into an Agreement to Settle Claims (the “Settlement Agreement”) with the former members of Vanguard who sold their interests in Vanguard to us in September 2006 (the “Former Vanguard Members”), including Darrell Dubroc, our President, Chief Operating Officer, and Director, and Tim Collins, our Executive Vice President of Business Development and Director, who together hold 11,110,000 shares of our common stock and 50% of the membership interests of CEH. The Settlement Agreement relates to certain demands for indemnification we have made under the Contribution Agreement we entered into with the Former Vanguard Members on September 20, 2006 (the “Contribution Agreement”). We notified the Former Vanguard Members of our demand for indemnification under the Contribution Agreement, and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on September 20, 2006 (the “Escrow Account”). In our letter, we alleged that the Former Vanguard Members made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006, namely overstating inventory assets and understating current liabilities. The total amount of this claim is approximately $1.1 million.  Under the terms of the relevant agreements, we have demanded that the escrow agent release to us cash and shares of our common stock from the Escrow Account to satisfy our claims.

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

The Former Vanguard Members have disputed each of the demands we have made for indemnification other than the above mentioned IRS tax liability claim. Upon mailing our definitive Information Statement to our shareholders on July 31, 2008, a mutual release of cash and shares of our common stock from the Escrow Account to us and to the Former Vanguard Members was made in the amounts of $151,628 and 124,961 shares and $201,129 and 126,250 shares, respectively. After these disbursements, there is approximately $1,369,732 million in cash and 859,789 shares of our common stock remaining in the Escrow Account. The Settlement Agreement also provides that if we and the Former Vanguard Members have not reached a settlement of the remaining claims by July 15, 2008, then a binding arbitration will take place during September 2008. On July 17, 2008, we agreed to extend the deadline for reaching an agreement on the settlement of the remaining claims to August 15, 2008. We have not reached an agreement to settle the remaining claims and are preparing for arbitration which is anticipated to begin in the fourth quarter. We provide no assurances whether we will be successful with our claims.

Unless otherwise noted, the following discussions of our results of operations include the results from continuing operations only.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Sales and Gross Profit
During the third quarter of 2008, as compared to the third quarter of 2007, we did not have sales or generate gross profit from continuing operations due to the halting of production at the Pollock Facility.

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $411,910 during the third quarter of 2008, from $1,610,405 in comparable period in 2007.  The change was primarily attributable to a reduction in stock-based compensation of $564,793 and the absence of $682,690 of abandoned acquisition costs incurred during the 2007 period, partially offset by $89,279 in salaries.  As a result of the Sale, these salaries have ceased.

Interest Expense
Interest expense decreased to $0 during the third quarter of 2008 from $24,984 in the same period in 2007 due to lower average debt balance during the 2008 period.

Interest Income
During the third quarter of 2008 we generated interest income of $1,537 compared to $9,336 during the comparable period in 2007.  The decrease was attributable to lower average cash balances resulting from the cessation of business operations discussed above.

Other Expense, net
Other expense was $58,745 during the third quarter of 2008, compared to $0 for the same period in 2007 due the impairment of our equity investment in CPC of $211,450, partially offset by the receipt of $152,878 in proceeds and common stock from the Escrow Account. See Note 4 to Notes to Consolidated Financial Statements and “Escrow Account Claims” above.

Discontinued Operations
During the second quarter of 2008, the board of directors approved the Sale and on September 9, 2008, we completed the Sale. We accounted for the planned sale of Vanguard as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations.

During the third quarter of 2008, Vanguard did not generate revenues. We incurred income from discontinued operations and the sale of Vanguard of $589,459.  Included in this amount are proceeds received of $128,405 from CEH to fund Vanguard’s operations pending the completion of the Sale and the recognition of a gain on the Sale of $614,119.  During the comparable period in 2007, we incurred a loss from discontinued operations of $21,042,023 which included a goodwill impairment charge of $19,978,894.  See Note 3 to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Sales and Gross Profit
During the first nine months of 2008, as compared to same period in 2007, we did not have sales or generate gross profit from continuing operations due to the halting of production at the Pollock Facility.

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $1,385,440 in the first nine months of 2008, from $4,891,783 in same period in 2007. The change was primarily attributable to a reduction in stock-based compensation ($2,611,901), a reduction in management fees paid to Ocean Park Advisors, LLC (“OPA”) ($235,000), and the absence of abandoned acquisition costs ($682,690) incurred during the 2007 period, partially offset by $323,748 in salaries.  As a result of the Sale, these salaries have ceased.

Interest Expense
During the first nine months of 2008, we incurred interest expense of $67,094 compared to $19,590 during the comparable period in 2007.  The change was primarily attributable to non-cash interest expense related to the accretion of a debt discount of $49,834 incurred in connection with our issuance of a convertible promissory note during the fourth quarter of 2007.

Interest Income
During the first nine months of 2008 we generated interest income of $15,311 compared to $60,830 during the comparable period in 2007.  The decrease was attributable to lower average cash balances resulting from the cessation of business operations discussed above.

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement were $0 during the first nine months of 2008, compared to $381,250 during the comparable period in 2007.  Such penalties ceased upon the effectiveness of our registration statement in June 2007.

Other Expense, net
Other expense was $11,234 during the first nine months of 2008 as compared to $0 for the same period in 2007 due the impairment of our equity investment in CPC of $211,450, partially offset by the receipt of $200,326 in proceeds and common stock from the Escrow Account. See Note 4 to Notes to Consolidated Financial Statements and “Escrow Account Claims” above.

Discontinued Operations
During the first nine months of 2008, Vanguard did not generate revenues. We incurred losses from discontinued operations and the sale of Vanguard of $5,140,011.  Included in this amount are impairment charge of $5,443,586, partially offset by proceeds received of $308,151 from CEH to fund Vanguard’s operations pending the completion of the Sale and the recognition of a gain on the Sale of $614,119.  During the comparable period in 2007, we incurred a loss from discontinued operations of $23,131,078, which includes a goodwill impairment charge of $19,978,894.  See Note 3 to Consolidated Financial Statements.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents. Our principal short-term and long-term liquidity requirements include costs to operate a publicly-traded company and the exploration of strategic alternatives, including potential mergers or acquisitions.

During the first nine months of 2008, we received an aggregate of $308,151 in proceeds from CEH to fund the operations of Vanguard from May 16, 2008, the date we signed the letter of intent for the Sale, through the closing date of the Sale on September 9, 2008.

At September 30, 2008, our cash and cash equivalents totaled $307,240, and we had negative working capital of $4,975,013.  Included in working capital is $4,155,472 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash. We are also actively pursuing claims on the remaining assets in the Escrow Account arising out of our original acquisition of Vanguard. See “Escrow Account Claims” above.

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

We believe that our existing sources of liquidity should be sufficient to fund our continuing operations until early in the first quarter of 2009. We are currently seeking additional financing to fund our business and are attempting to sell our minority interest in CPC and recover amounts from the Escrow Account.  We cannot assure you that such a financing can be obtained or completed by us on favorable terms, or at all, or that we will be successful in selling our minority interest in CPC or recovering any significant amounts from the Escrow Account.  If we cannot accomplish any of these actions, or complete a strategic transaction by early in the first quarter of fiscal 2009, we will be forced to file for bankruptcy protection.

Operating Activities
Cash used in operating activities was $901,636 for the first nine months of 2008, compared to cash used of $4,167,608 for the same period in 2007. Operating cash flows for the 2008 period reflects our net loss of $6,593,093 as discussed above, offset by changes in working capital of $415,532 and $5,275,925 for non-cash expenses (primarily the impairment charges related our discontinued operations).  The changes in working capital are primarily attributable to the deferral of amounts due to OPA and the amortization of certain prepaid expenses.

Operating cash flows for the nine months of fiscal 2007 reflect our net loss of $28,362,871, offset by changes in working capital of $468,308 and non-cash expenses (impairment of goodwill, depreciation, amortization of intangible assets and stock-based compensation) of $23,726,955. The working capital change primarily resulted from a decrease in inventory.

Investing Activities
Cash used in investing activities was $15,817 for the first nine months of 2008 compared to cash used of $600,124 for the same period in 2007.  As a result of the Sale, management halted the majority of capital expenditures for Vanguard.

Financing Activities
Cash provided by financing activities was $350,000 for the first nine months of 2008, compared to cash used of $150,000 for the comparable period in 2007. During the 2008 and 2007 periods, we made our contractual principal payment of $150,000 on our previously outstanding term loan with First South. During the 2008 period, we received $500,000 in proceeds from the repayment of a note receivable from Community Power Corporation.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ALLEGRO BIODIESEL CORPORATION

By:  /s/ W. Bruce Comer III

W. Bruce Comer III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer
Date: October 22, 2008