Form 10-K
period 2008-12-31
ALLEGRO BIODIESEL CORP
filed 2009-03-30
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Yes    ☑      No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2009, was $235,939.

As of March 30, 2009, the registrant had 29,492,366 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain exhibits referenced in Item 15 are incorporated by reference herein.

ALLEGRO BIODIESEL CORPORATION

Annual Report on Form 10-K
For the year ended December 31, 2008

PART I

Item 1.  Description of Business

Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) is a publicly-traded shell company which, from September 20, 2006 through September 9, 2008, owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

During 2007, the biodiesel industry experienced a significant increase in the cost of soybean oil. The increase in the cost of soybean oil had a significant negative effect on our profit margins and cash flows. Given these economic conditions, on October 15, 2007 we adopted a Company-wide cost reduction plan to reduce our costs. We also significantly reduced, and then halted production at the Pollock Facility during the fourth quarter of 2007.

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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we will continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).  We recently increased our cash balance due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard.  We were awarded (i) approximately $875,000 in cash plus $64,328 of accrued interest, and (ii) 519,736 of our shares from the escrow account that was established in connection with our acquisition of Vanguard.

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions, either in renewable energy or other industries. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by the fourth quarter of 2009, we will not be able to continue as a going concern and will likely be forced to liquidate and wind-up our operations.

Our History

We were incorporated in the State of Minnesota in 1990. From our inception in 1990 through January 2005, operating as Diametrics Medical, Inc., we were involved with the development, production and distribution of medical devices. All such operations were discontinued during 2005. From January 2005 to September 19, 2006, we were considered a “shell company” as defined by the Securities and Exchange Commission and our business activities were primarily focused on raising additional financing and the pursuit of a strategic transaction.

On November 21, 2005, BCC Acquisition II, LLC (“BCCAII”) and certain of the holders of our subordinated convertible debt, who collectively beneficially owned securities representing approximately 64% of our fully diluted common stock, entered into an agreement to sell their securities to Ocean Park Advisors, LLC, a California-based advisory firm (“OPA”), and M.A.G. Capital, LLC (“MAG”) for a nominal amount of cash. In connection with the closing of this transaction, the Board of Directors and Chief Financial Officer at that time resigned and Bruce Comer and Heng Chuk, principals of OPA, became members of the Board. Additionally, Messrs. Comer and Chuk became the Chief Executive Officer and the Chief Financial Officer & Secretary of the Company, respectively. Mr. Chuk resigned as an officer and director of Allegro in February 2008.

On December 6, 2005, we concluded an exchange of certain securities (the “Exchange Offering”). MAG, its affiliated funds, and other investors who held our 2005 Subordinated Convertible Notes, the 2005 Senior Secured Convertible Notes, our Senior Secured Convertible Notes issued May 2, 2005, and our Series F and G Convertible Preferred Stock, exchanged their securities for shares of newly created Series H Convertible Preferred Stock (the “Series H”), and OPA exchanged its securities for shares of newly created Series I Convertible Preferred Stock (the “Series I”). Pursuant to this transaction, 10,000 and 15,000 shares of the Series F and Series G Convertible Preferred Stock, respectively, were cancelled and 27,889 and 13,794 shares of the Series H and Series I, respectively, were issued.

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

On September 20, 2006, we acquired Vanguard Synfuels, LLC (“Vanguard”), a producer of biodiesel fuel that owns and operates a production facility located in Pollock, Louisiana (the “Acquisition”). The aggregate purchase price for 100% of the membership interests of Vanguard consisted of cash in the amount of approximately $17.7 million and the issuance of 4,300 shares of our Series K Convertible Preferred Stock (which was convertible into approximately 11.1 million shares of our common stock). Of the purchase price, $1.8 million and 430 shares of the Series K Convertible Preferred Stock were placed into escrow for our benefit against any breaches of or inaccuracies in the Vanguard members' representations and warranties, with any remaining funds and shares to be released from escrow 18 months from the closing of the Acquisition. We also repaid $0.8 million in outstanding loans Vanguard owed to certain of its members, and provided a guaranty debt to First South Farm Credit, ACA of $3.2 million under Vanguard's existing credit facility.

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

Employees

We currently employ no persons on a full-time basis.  We utilize OPA to serve as our management.

On the closing date of the Acquisition, we entered into a management services agreement with OPA, pursuant to which certain of OPA's professionals (including but not limited to Bruce Comer, our Chief Executive Officer and Principal Financial Officer) and consultants perform general and administrative functions for us. This agreement was subsequently amended and then replaced with a new agreement on November 13, 2008. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive office is located at 6033 West Century Blvd., Suite 1090, Los Angeles, California 90045.  Pursuant to a lease agreement, which expires on July 31, 2009, we lease 2,082 square feet of office space at a rate of $1.80 per square foot per month.    We have no other properties.

Under our amended management services agreement with OPA, OPA reimburses us $1,320 per month for shared use of office space they occupy.

Item 3.  Legal Proceedings

We are not currently party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

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

	High	Low
2008
First Quarter	$0.45	$0.09
Second Quarter	$0.21	$0.06
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.02	$0.01

2007
First Quarter	$6.20	$3.00
Second Quarter	$8.50	$1.01
Third Quarter	$2.10	$0.55
Fourth Quarter	$0.85	$0.21

There were approximately 365 common shareholders of record as of March 23, 2009. We have not paid any dividends on our common stock since its inception and we do not anticipate paying cash dividends in the foreseeable future

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities of our company are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities)

Equity compensation plans approved by security holders	309,998	$0.35	4,213,648
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	309,998	$0.35	4,213,648

Issuer Purchases of Equity Securities

During the three months ended December 31, 2008, we did not make any purchases of our common stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, we did not sell any unregistered securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K of Allegro Biodiesel Corporation for the year ended December 31, 2008 contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

Overview

We are a publicly-traded shell company.  From September 20, 2006, through September 9, 2008 we owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

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

During 2008, we notified the Former Vanguard Members of our demand for indemnification under the Contribution Agreement, and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on September 20, 2006 (the “Escrow Account”). We alleged that the Former Vanguard Members made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006, namely overstating inventory assets and understating current liabilities. The total amount of this claim was approximately $1.1 million.

During 2008, we received $200,326 in proceeds and the return of 124,961 shares of our common stock from the Escrow Account. In February 2009, we received a final award consisting of an additional $875,000 in cash plus $64,328 of accrued interest, and 519,736 shares of our common stock.  This matter has been settled in full.

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we will continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by the fourth quarter of 2009, we will not be able to continue as a going concern and will likely be forced to liquidate and wind-up our operations.

Our consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We review our estimates on an on-going basis. Prior to the Sale, our significant estimates included those related to sales allowances, the allowance for doubtful accounts, inventory and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. Subsequent to the Sale, our significant estimates include the carrying value of our investment in CPC, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-lived Assets

We continually monitor and review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The determination of recoverability is based on an estimate of the cash flows expected to result from the use of an asset and its eventual disposition.  If the sums of the cash flows are less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

Accounting for Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount on the consolidated balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and unless we believe that recovery is more likely than not, we must establish a valuation allowance.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 describes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Therefore, FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact to our consolidated financial statements.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires that we account for all stock-based compensation transactions using a fair-value method and recognize the fair value of each award as an expense, generally over the service period. The fair value of stock options is based upon the market price of our common stock at the grant date. We estimate the fair value of stock option awards, as of the grant date, using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires that we make a number of estimates, including the expected option term, the expected volatility in the price of our common stock, the risk-free rate of interest and the dividend yield on our common stock. If our expected option term and stock-price volatility assumptions were different, the resulting determination of the fair value of stock option awards could be materially different and our results of operations could be materially impacted.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for non-employee stock-based compensation under the Emerging Issues Task Force ("EITF") Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Equity Instruments Issued with Registration Rights Agreement

We account for these penalties as contingent liabilities, applying the accounting guidance of SFAS No. 5, “Accounting for Contingencies”. This accounting is consistent with views established by the EITF in its consensus set forth in EITF 05-04 (view C) and FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, we recognize the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. From April 13, 2007 to June 13, 2007, we incurred penalties under the registration rights agreement we entered into on September 20, 2006, for the late registration of shares underlying the Class A convertible preferred shares we issued in September 2006. The registration statement was declared effective on June 13, 2007. As of December 31, 2008 and 2007, we accrued $381,415 for penalties associated with the late registration of such shares.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect the adoption of SFAS No. 162 to have a significant impact on our consolidated financial statements.

Unless otherwise noted, the following discussions of our results of operations include the results from continuing operations only.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Due to the halting of production at our former biodiesel plant in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the years ended December 31, 2008 and 2007.

General and Administrative
Our general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.  As a result of the Sale, our costs have been significantly reduced from historical levels.

Selling, general and administrative expenses decreased to $1,516,285 during fiscal 2008 from $5,510,681 in same period in 2007. The change was primarily attributable to reductions in stock-based compensation ($2,611,901), professional fees ($1,031,227) and management fees paid to OPA ($501,947), partially offset by increased payroll costs ($244,060). The reduction in professional fees was primarily attributable to the absence of $682,690 of abandoned acquisition costs incurred during fiscal 2007. The reduction in management fees was attributable to the restructuring of the OPA management services agreement during the fourth quarter of 2008, which reduced the monthly fees payable to OPA and eliminated $184,399 in accrued fees.  As a result of the Sale, all payroll costs have ceased.

Interest Expense
Interest expense increased to $67,094 during fiscal 2008 from $59,630 for the comparable fiscal 2007.  The increase resulted from higher non-cash interest charges in fiscal 2008, partially offset by a lower average debt balance as compared to fiscal 2007.

Interest Income
During fiscal 2008, we generated interest income of $15,878 compared to $67,185 during fiscal 2007.  The decrease was attributable to lower average cash balances resulting from the cessation of business operations discussed above and the repayment by CPC of an outstanding interest bearing note to us.  See “Liquidity Capital Resources.”

Registration Rights Penalties
Penalties payable under our Series A convertible preferred stock registration rights agreement were $0 for fiscal 2008 as compared to $381,415 during fiscal 2007.  Such penalties ceased accruing upon the effectiveness of our registration statement in June 2007.  Such registration statement was terminated by us during fiscal 2008.

Other, net
Other, net was $11,324 during fiscal 2008, compared to $0 for fiscal 2007.  During fiscal 2008, we recognized an impairment charge on our equity investment in CPC of $211,450, partially offset by the receipt of $200,126 in proceeds and common stock from the Escrow Account as discussed under “Overview” above. See also, Note 4 to our Financial Statements.

Discontinued Operation
During the second quarter of 2008, the board of directors approved the Sale and on September 9, 2008, we completed the Sale. We accounted for the planned sale of Vanguard as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”. Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation.

During fiscal 2008, Vanguard generated revenues of $55,014, compared to $7,402,700 for fiscal 2007. In fiscal 2008, we incurred a loss from discontinued operations in connection with the Sale of $5,460,587, including impairment charges for the biodiesel plant and intangible assets totaling $5,655,036.  During fiscal 2007, we incurred a loss from discontinued operations of $23,703,849 which included a goodwill impairment charge of $19,978,894.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents. Our principal short-term and long-term liquidity requirements include costs to operate a publicly-traded company and the exploration of strategic alternatives, including potential mergers or acquisitions.

We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by the fourth quarter of 2009, we will not be able to continue as a going concern and will likely be forced to liquidate and wind-up our operations.

During year ended December 31, 2008 and on February 4, 2009, we received an aggregate of $200,126 and $939,328, respectively in proceeds from the Escrow Account.  See “Overview” above.

During fiscal 2008, we received an aggregate of $308,151 in proceeds from CEH to fund the operations of Vanguard from May 16, 2008, the date we signed the letter of intent for the Sale, through the closing date of the Sale on September 9, 2008.

At December 31, 2008, our cash and cash equivalents totaled $48,339, and we had negative working capital of $5,665,320.  Included in working capital is $4,715,501 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash.

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

We believe that our existing sources of liquidity, including the receipt of the proceeds from the Escrow Account should be sufficient to fund our continuing operations into the fourth quarter of 2009. We are currently seeking additional financing to fund our business and are attempting to sell our minority interest in CPC.  We cannot assure you that such a financing can be obtained or completed by us on favorable terms, or at all, or that we will be successful in selling our minority interest in CPC or recovering any significant amounts from the Escrow Account.  If we cannot accomplish any of these actions, or complete a strategic transaction by the fourth quarter of fiscal 2009, we will likely be forced to wind-up and liquidate our operations.

The following table sets forth our cash flows for the years ended December 31:

Provided by (used in)	2008	2007	Change

Operating activities	$(528,837)	$(4,052,489)	$3,523,652
Investing activities	109,183	(1,601,109)	1,710,292
Financing activities	350,000	950,000	(600,000)
	$(69,654)	$(4,703,598)	$4,633,944

Operating Activities
Cash used in operating activities decreased for the year ended December 31, 2008, compared to fiscal 2007. Operating cash flows for fiscal 2008 reflect our net loss of $6,723,371 as discussed above, offset by changes in working capital of $918,609 and $5,275,925 for non-cash expenses (primarily the impairment charges related our discontinued operations) partially offset by a gain of $615,501 on our sale of Vanguard. The changes in working capital are primarily attributable to the increase in the accrual of dividends on our Series A preferred stock and a growth in accounts payable.

Operating cash flows for fiscal 2007 reflect our net loss of $29,588,390, offset by changes in working capital of $1,452,552 and non-cash expenses (impairment of goodwill, depreciation, amortization of intangible assets and stock-based compensation) of $24,083,349. The working capital change primarily resulted from a decrease in inventory and accounts receivables related to our discontinued operations.

Investing Activities
Cash used in investing activities decreased for the year ended December 31, 2008, compared to fiscal 2007.  During fiscal 2008, management halted the majority of capital expenditures for Vanguard.

Financing Activities
Cash provided by financing decreased during the year ended December 31, 2008, compared to fiscal 2007. During fiscal 2008, we made our principal payment of $150,000 on our previously outstanding term loan with First South, which was subsequently assumed by CEH.  We also received $500,000 in proceeds from the repayment of a note receivable from CPC.  During fiscal 2007 we made a principal payment on our previously outstanding term loan with First South, received proceeds of $600,000 from the exercise of common stock warrants by M.A.G. Capital, and received a net of $500,000 from the issuance of notes payable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our financial statements are set forth under “Item 15. Exhibits, Financial Statements Schedules,” and at pages F-1 to F-12.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position
Bruce Comer	43	Chief Executive Officer, Principal Financial Officer, and Director

Jeffrey Lawton	32	Director and Audit Committee Chairman

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

Bruce Comer

Mr. Comer has served as the Chief Executive Officer and a director of the Company since December 2005, and Principal Financial Officer since February 2008.  He has over 18 years of experience in business development, finance and operations both in the US and throughout Asia.  He has been a principal of OPA since 2004.  Prior to founding OPA, he was a Principal and SVP, Finance at Platinum Equity, where he played a key role in raising the firm’s first-time fund of $700 million and was actively involved in the management of the firm’s $4 billion revenue portfolio. Mr. Comer was the CFO of Pacific Crossing and VP of Corporate Finance at Asia Global Crossing.  He led the company’s concurrent IPO and high yield offering, then later led the operational and financial restructuring of Pacific Crossing.  He was also a VP in Merrill Lynch’s telecommunications investment banking group, where he raised over $6 billion for clients.  Prior to graduate school, Mr. Comer was a management consultant to Fortune 100 companies and government agencies in New York and Southeast Asia.  Mr. Comer received a Bachelor’s degree cum laude from Princeton University; a Master’s degree with Distinction in International Relations from Johns Hopkins University; and an MBA from The Wharton School. Mr. Comer is a member of the Pacific Council on International Policy and serves on their Task Force on Energy, Environment and Security. He serves on the Board of Trustees of Princeton-in-Asia.

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

Family Relationships

None.

Committees of the Board of Directors

The Board of Directors has a Compensation Committee whose sole member is Mr. Lawton. The Compensation Committee makes recommendations concerning executive salaries and incentive compensation for employees of Allegro, subject to ratification by the full Board, and administers our 2006 Incentive Compensation Plan (the “Plan”). The Compensation Committee took no actions by written consent and did not formally meet in fiscal 2008.

The Board of Directors has an Audit Committee whose sole member and Chairman is Mr. Lawton. The Audit Committee reviews the results and scope of the audit and other services provided by our independent certified public accountants, as well as our accounting principles and our system of internal controls, reports the results of their review to the full Board and to management and recommends to the full Board that our audited consolidated financial statements be included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Audit Committee undertakes these specific duties and other responsibilities listed in the Audit Committee’s charter, and such other duties as the Board may prescribe from time to time. We have determined that Jeffrey Lawton is a “financial expert” as such term is defined under the rules of the Securities and Exchange Commission. The Audit Committee met 3 times in the year ended December 31, 2008.

The Board of Directors has a Nominating Committee that is currently inactive.  Mr. Comer is the sole member of such Committee. The Nominating Committee did not meet during fiscal 2008.

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

To our knowledge, based solely on review of the copies of such reports furnished to us during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Business Conduct

The Company has adopted a code of business conduct that applies to the Company's principal executive officer and principal financial officer. This code of ethics was filed as an exhibit to our 2007 Annual Report on Form 10-K.

Item 11.  Executive Compensation

The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers whose total compensation for the 2008 fiscal year was in excess of $100,000, for services rendered in all capacities for the fiscal years ended December 31, 2008 and 2007, respectively. No other executive officers who would have otherwise been includable in such table on the basis of salary and bonus earned for the 2008 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. The listed individuals shall be hereinafter referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation Total($)	Total

Bruce Comer,	2008	-	(1)	-	-	-	-	-	-	$-
Chief Executive Officer	2007	-	(1)	-	-		-	-	-	$-
Darrell Dubroc, (2)	2008	$173,288		-	-	-	-	-	-	$173,288
President and Chief Operating Officer	2007	$222,356		-	-	-	-	27,644	-	$250,000
Tim Collins, (2)	2008	$121,301		-	-	-	-	-	-	$121,301
Executive Vice President of Business Development	2007	$155,649		-	-	-	-	19,351	-	$175,000
____________________
(1)
Does not include payments made to Ocean Park Advisors, LLC (“OPA”) of which Bruce Comer is a principal. Pursuant to a management services agreement that we entered into with OPA on September 20, 2006, as subsequently amended, we paid OPA $75,000 per month through October 15, 2007, $30,000 per month from October 15, 2007 through December 31, 2007, and deferred payment of $111,774 for services performed from October 15, 2007 through December 31, 2007. In 2008, we paid OPA $30,000 per month until November 2008 when we terminated the 2006 agreement and entered into a new agreement with OPA.  Pursuant to that agreement we pay OPA $18,000 per month. OPA professionals and advisors perform general and administrative services for us. Mr. Comer serves as our Chief Executive Officer and Principal Financial Officer pursuant to that agreement. He receives no separate compensation for his services. See “Employment Management and Change of Control Agreements” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)	Messrs Dubroc and Collins resigned in September 2008 in connection with the closing of the Sale.

Employment, Management and Change of Control Agreements

On November 13, 2008, pursuant to approval from our Board of Directors, we entered into a new services agreement (the “2008 Services Agreement”) with OPA pursuant to which OPA will assist the Company in monetizing non-operating assets and seeking a strategic transaction.  The 2008 Services Agreement supersedes the agreement we entered into with OPA in September 2006 (the “2006 Services Agreement”).  See Item 13 “Certain Relationships and Related Transactions, and Director Independence.” The 2006 Services Agreement is now terminated and of no further force or effect.  The 2008 Services Agreement provides for an initial term of one year, after which time it may be terminated by either party upon sixty days’ advance written notice. Pursuant to the terms of the 2008 Services Agreement, OPA will still have the right to appoint two directors to our Board, and certain of OPA’s professionals and consultants will continue to perform general and administrative functions for us.  In consideration of the services provided by OPA to us, we will pay OPA a monthly base fee of $18,000, reduced from $60,000 under the 2006 Services Agreement.  Also, OPA agreed to waive $184,399.06 of its accrued but unpaid fees under the 2006 Services Agreement and to be paid the applicable portion of the balance of such fees (totaling $200,000) upon the achievement of one or more  specified milestones set forth in the Agreement (the “Milestones”).  Additionally, OPA will receive the applicable portion of bonus payments of up to $60,000 if it achieves one or more of the Milestones.

The 2008 Services Agreement also provides that applicable accrued fees and bonuses will be paid to OPA if the Agreement expires or is terminated without “Cause” by us (as defined in the Agreement) and we complete one or more of the Milestones within two years of the date of expiration or termination of the Agreement, or our Board fails to use good faith efforts to complete one or more Milestones within such time frame.

Bruce Comer, our Chief Executive Officer, Principal Financial Officer and a member of our Board of Directors, is a principal of OPA.  Mr. Comer did not participate in the consideration or approval of the 2008 Services Agreement by our Board.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Bruce Comer	(1)	(1)	-0-	N/A	N/A	N/A	N/A	N/A	N/A
Darrell Dubroc (2)	-0-	-0-	-0-	N/A	N/A	N/A	N/A	N/A	N/A
Tim Collins (2)	-0-	-0-	-0-	N/A	N/A	N/A	N/A	N/A	N/A
___________________
(1)
Does not include a stock option to purchase 2,069,109 shares of common stock granted to OPA on September 20, 2006 which expired on December 31, 2008. Mr. Comer is a principal of OPA and disclaimed beneficial ownership of the shares underlying such option except to the extent of his pecuniary interest therein.

(2)	Messrs. Dubroc and Collins resigned in September 2008 in connection with the closing of the Sale.

Director Compensation

The following table provides certain summary information concerning the compensation paid to our non-executive directors. All compensation paid to our directors who are also executive officers is set forth in the table under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)		Stock awards ($)	Option awards ($)	Non-Equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation Earnings ($)	All other Compensation ($)	Total ($)
Jeffrey Lawton	$10,000	(1)	-	-	-	-	-	$10,000	(1)
___________________
(1)	Represents accrued but unpaid fees of $10,000 which Mr. Lawton was paid in the first quarter of fiscal 2009.

Our non-executive director receives an annual retainer of $16,000 and no additional fees for each meeting attended. The director is also eligible to receive option grants under our 2006 Incentive Compensation Plan.

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

At December 31, 2008, an aggregate of 309,988 stock options were issued and outstanding under the 2006 Plan.

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

On August 4, 2006, we entered into indemnification agreements with Bruce Comer, Heng Chuk, Paul Galleberg and Jeff Lawton, who were our directors as of such date (each an “Indemnitee”). These indemnification agreements were ratified by our stockholders at a special meeting of shareholders on November 28, 2006. On March 20, 2007, we entered into indemnification agreements with Maili Bergman and Jason Huang, who were our employees as of such date. The only such agreements still in effect are those for Messrs. Comer and Lawton. The indemnification agreements generally require us to indemnify and hold an Indemnitee harmless to the greatest extent permitted by law for liabilities arising out of the Indemnitee's service to us as an employee, officer or director, except to the extent that such liabilities are attributable to dishonest or fraudulent conduct, to personal gains to which Indemnitee is not entitled, or for which payments by us are not permissible under applicable law. The indemnification agreements also provide for the advancement of defense expenses by us. The foregoing summary is qualified by reference to the terms and provisions of the indemnification agreements.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the following: (i) each person who beneficially owns more than five percent of our voting securities, (ii) each of our executive officers and directors and (iii) all of our executive officers and directors as a group. Percentages are based on 29,492,366 shares of our common stock outstanding as of March 30, 2009.

Name of Beneficial Owner	Address	Number of Shares Beneficially Owned (1)	Percent of Class
Monarch Pointe Fund, Ltd. (2)	c/o Kroll (BVI), P.O. Box 4571 Tortola, BVI	18,539,247	41.5%
Asset Managers International Limited (3)	One Knightsbridge London, U.K. SW1 – X7LY	10,474,435	26.8%
Darrell Dubroc (4)	1929 Highway One Marksville, LA 71351	6,573,905	22.3%
Pentagon Dollar Satellite Fund (5)	One Knightsbridge London, U.K. SW1 – X7LY	5,438,843	15.6%
Ocean Park Advisors, LLC (6)	6033 W. Century Blvd. Suite 1090, Los Angeles, CA 90045	5,144,497	17.4%
Tim Collins (7)	730 Highway 470 Lecompte, LA 71346	3,891,398	13.2%
Erasmus Louisiana Growth Fund (8)	2651 N. Harwood, #210 Dallas, TX 75201	3,136,959	9.6%
Dave Callaham (9)	10804 N.E. Highway 99 Vancouver, WA 98686	2,752,822	8.5%
Bruce Comer (10)	6033 W. Century Blvd. Suite 1090, Los Angeles, CA 90045	5,144,497	17.4%
All directors & executive officers as a group (11)		5,144,497	17.4%

___________________
(1)
The percentage calculations are based on 29,492,366 shares of common stock that were outstanding as of March 30, 2009 plus the respective beneficial shares owned by each stockholder. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting power and/or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 30, 2009 (including shares issuable upon the conversion of our Series A and B Convertible Preferred Stock) are deemed outstanding for computing the number and the percentage of outstanding shares beneficially owned by the person holding such options but are not deemed outstanding for computing the percentage beneficially owned by any other person.

(2)
Consists of 3,348,397 shares of common stock, 11,687,100 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 3,503,751 shares of common stock that may be acquired upon exercise of the warrants with an exercise price of $1.14 and $1.33 per share. The documentation governing the terms of the Series A Convertible Preferred Stock contains provisions prohibiting any conversion of the Series A Convertible Preferred Stock that would result in Monarch Pointe Fund, Ltd. collectively owning beneficially more than 9.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(3)
Consists of 815,675 shares of common stock and 9,658,760 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Lewis Chester, as managing member of Asset Managers International Limited, has voting and investment control over the shares owned by it.

(4)	Consists of 6,573,905 shares of common stock.
(5)
Consists of 4,731,525 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock and 707,318 shares of common stock that may be acquired upon exercise of the warrants with an exercise price of $1.14 and $1.33 per share. Lewis Chester, as managing member of Pentagon Dollar Satellite Fund, Ltd., has voting and investment control over the shares owned by it.

(6)	Consists of 5,144,497 shares of common stock. Bruce Comer, as managing partner of Ocean Park Advisors LLC, has voting and investment control over the shares owned by it.
(7)	Consists of 3,891,398 shares of common stock.
(8)
Consists of 3,136,959 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock. Matthew O'Reilly, the managing partner of Erasmus Louisiana Growth Fund L.P., has voting and investment control over the shares owned by it.

(9)	Consists of 2,752,822 shares of common stock that may be acquired upon the conversion of outstanding Series A Convertible Preferred Stock.
(10)
Mr. Comer is a principal of Ocean Park Advisors, LLC, and as such, may be deemed the beneficial owner of the securities held by Ocean Park Advisors, LLC. He disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(11)
Includes shares beneficially owned by Ocean Park Advisors, LLC. Mr. Comer disclaims beneficial ownership of the shares beneficially owned by Ocean Park Advisors, LLC except to the extent of his respective pecuniary interest therein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 20, 2006, we entered into a management services agreement with OPA (the “2006 Services Agreement’). The management services agreement provided for an initial term of one year, after which time it could be terminated by either party upon thirty days' notice. Pursuant to the terms of the 2006 Services Agreement, we agreed that Mr. Comer will serve as our Chief Executive Officer and that OPA will have the right to appoint two directors to our Board. Other of OPA's professionals and consultants may also perform general and administrative functions for us. In consideration of the services provided by OPA, we initially agreed to pay OPA a monthly fee of $75,000 and a bonus of $400,000 contingent upon the performance of certain milestones. In addition, we granted stock options to OPA to purchase 2,069,109 shares of common stock (approximately 3% of the common shares outstanding on a fully-diluted basis), at an exercise price of $0.76 per share. The stock options were to vest fully at the later of 1) the date the quoted closing price for the Company's common stock reaches $1.33 per share or higher, and 2) the date the 2006 Incentive Compensation Plan and the requisite increase in the Company's authorized capital stock are approved by shareholders. On November 28, 2006, the stockholders at a special meeting of shareholders approved our 2006 Plan and the Reincorporation resulting in the requisite increase in authorized capital stock, and the OPA options became fully-vested on such date. The OPA options were originally granted with an expected life of five years; on December 26, 2006, they were amended and restated to provide that they will only be exercisable after January 1, 2008 and on or before December 31, 2008 (an expected life of 2.3 years from the date of grant), with provisions for acceleration in the event of a change in control of the Company.

On October 15, 2007, we amended the 2006 Services Agreement with OPA to provide that 50% of the monthly cash compensation payable to OPA for management fees and 100% of the bonus fees earned on or after such date will be deferred until a date to be determined by the Board of Directors. Additionally, the 2006 Services Agreement was also amended as follows: the term of the agreement was extended to October 31, 2007; after October 31, 2007, the agreement continued on a month-to-month basis unless terminated by either party on seven days advance written notice; OPA's monthly compensation under the agreement was reduced from $75,000 to $60,000, effective as of October 15, 2007; aggregate potential bonus payments for the achievement of designated milestones under the agreement were reduced from $400,000 to $275,000; and certain of such milestones were deleted.

On November 13, 2008, pursuant to approval from our Board of Directors, we entered into a new services agreement (the “2008 Services Agreement”) with Ocean Park Advisors, LLC (“OPA”), pursuant to which OPA will assist the Company in monetizing non-operating assets and seeking a strategic transaction.  The 2008 Services Agreement supersedes the 2006 Services Agreement.  The 2006 Services Agreement is now terminated and of no further force or effect.  The 2008 Services Agreement provides for an initial term of one year, after which time it may be terminated by either party upon sixty days’ advance written notice. Pursuant to the terms of the 2008 Services Agreement, OPA will still have the right to appoint two directors to our Board, and certain of OPA’s professionals and consultants will continue to perform general and administrative functions for us.  In consideration of the services provided by OPA to us, we will pay OPA a monthly base fee of $18,000, reduced from $60,000 under the 2006 Services Agreement.  Also, OPA agreed to waive $184,399.06 of its accrued but unpaid fees under the 2006 Services Agreement and to be paid the applicable portion of the balance of such fees (totaling $200,000) upon the achievement of one or more  specified milestones set forth in the Agreement (the “Milestones”).  Additionally, OPA will receive the applicable portion of bonus payments of up to $60,000 if it achieves one or more of the Milestones.

The 2008 Services Agreement also provides that applicable accrued fees and bonuses will be paid to OPA if the Agreement expires or is terminated without “Cause” by us (as defined in the Agreement) and we complete one or more of the Milestones within two years of the date of expiration or termination of the Agreement, or our Board fails to use good faith efforts to complete one or more Milestones within such time frame.

Bruce Comer, our Chief Executive Officer, Principal Financial Officer and a member of our Board of Directors, is a principal of OPA.  Mr. Comer did not participate in the consideration or approval of the 2008 Services Agreement by our Board.

On March 14, 2007, we entered into a services agreement with PV Asset Management, LLC (“PVAM”), a company controlled by Paul Galleberg, then a member of the Board of Directors. Pursuant to the terms of that agreement, which was effective as of February 5, 2007, Mr. Galleberg performed management and consulting services for the Company. The original term of the agreement extended through August 3, 2007. Under the original terms of the agreement, PVAM received a base fee of $10,000 per month and was eligible to receive a bonus up to $75,000 upon the achievement of specified goals and stock option grants on each of April 5, 2007, June 5, 2007, and August 5, 2007 of 91,666 shares of common stock, provided that no such options would be granted until the eleventh day after the effectiveness of a registration statement filed by the Company under the Securities Act of 1933 after February 5, 2007. In August 2007, we amended the PVAM agreement to (i) extend it to October 15, 2007, (ii) increase the monthly fees payable to PVAM to $12,000, (iii) adjust the conditions that were to be met for the payment of bonus fees, (iv) defer the grant date of certain options that were to be granted to PVAM, and (v) grant replacement options to PVAM. The PVAM agreement expired on October 15, 2007, and was not renewed by us. On January 29, 2008, we granted 274,998 replacement options to PVAM with an exercise price of $0.35 per share.  In February 2009, this option was cancelled in connection with our execution of an agreement with PVAM and Mr. Galleberg to settle all outstanding claims with them for $6,000.

On February 13, 2008, we entered into a binding letter agreement with several individual investors for the funding of Port Asset Acquisition, LLC, an entity previously formed by us for the purpose of acquiring assets of the Port of Alexandria. Two of the investors of PAA are Darrell Dubroc and Tim Collins, who are officers and directors of Allegro. We granted them permission to participate in the transaction in exchange for their release of certain bonus rights in their employment agreements. We agreed that in the event we exercised the call option described above, we would be required to pay them an aggregate of $250,000 in cash and $200,000 of our stock to settle such bonus claims.  The foregoing transaction was never consummated.  Instead, the parties completed the Sale, as described in Item 1 “Description of Business.”

Director Independence

As of the date of this report, the only member of our Board of Directors who is “independent” is Jeffrey Lawton. In making this determination, we used the definitions of independence of Nasdaq even though such definitions do not currently apply to us because we are not listed on Nasdaq.

Item 14.  Principal Accounting Fees and Services

The Board of Directors appointed McKennon, Wilson & Morgan, LLP as independent registered public accountants for the Company for the fiscal years ending December 31, 2008 and 2007. McKennon, Wilson & Morgan, LLP has served as our independent registered public accountants since December, 2005, and has no relationship with us other than that arising from its engagement as independent registered public accountants.

Independent Registered Public Accountants’ Fees

The following table summarizes the aggregate fees for services performed by the independent registered public accountants engaged by the Company.

Fee Category	2008 Fees	2007 Fees
Audit Fees	$52,000	$82,625
Audit-Related Fees	0	0
Tax Fees(a)	10,000	11,800
All Other Fees	0	24,287	(b)
Total	$62,000	$118,172
___________________
(a)	Fees for all tax-return related services rendered to the Company.
(b)	Fees for due diligence related to the acquisition of Vanguard in 2006 and filing of the Company’s Form SB-2 registration statement in fiscal 2007.

Audit Committee Pre-Approval Policy

There is currently one member of the Audit Committee, Jeffrey Lawton. The Committee adopted a Charter with the following policies and procedures for the approval of the engagement of an independent auditor for audit, review or attest services and for pre-approval of certain permissible non-audit services, all to ensure auditor independence.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) 1.        Index to Financial Statements

The following financial statements of Allegro are included in this report:

(a) 2.         Financial Statement Schedules

None.

(a) 3.         Exhibits

The exhibits which are filed with this report or which we incorporated by reference are set forth in the exhibits index below.

Exhibit Number	Description
2.1	Contribution Agreement among Diametrics Medical, Inc. and the members of Vanguard Synfuels, L.L.C. (1)
3.1	Certificate of Incorporation of the Company (2)
3.1.1	Amended and Restated Certificate of Incorporation of the Company (5)
3.2	Bylaws of the Company (2)
4.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, dated, 2006 (2)
4.2	Certificate of Designations of Series B Convertible Preferred Stock of the Company, dated, 2006 (2)
10.1	Form of Indemnification Agreement (3)
10.2	Diametrics Medical, Inc. 2006 Incentive Compensation Plan (3) *
10.3	First Amendment to the Diametrics Medical, Inc. 2006 Incentive Compensation Plan (1) *
10.4	Form of Stock Option Agreement under 2006 Incentive Compensation Plan (3) *
10.4.1	Form of Amendment to Stock Option Agreement under 2006 Incentive Compensation Plan (4) *
10.5	Services Agreement dated as of February 5, 2007, between Allegro Biodiesel Corporation and PV Asset Management LLC (4)
10.6	First Amendment to Services Agreement dated as of August 1, 2007, by and between Allegro Biodiesel Corporation and PV Asset Management (6)
10.7	Secured Promissory Note dated November 14, 2007, between Allegro Biodiesel Corporation and Community Power Corporation (7)
10.8	Stock Purchase Agreement dated November 23, 2007, between Community Power Corporation and Allegro Biodiesel Corporation (8)
10.9	Convertible Promissory Note dated November 21, 2007, between Monarch Pointe Fund Ltd. and Allegro Biodiesel Corporation (8)
10.10	Letter of Intent dated February 13, 2008, between Allegro Biodiesel Corporation and the Investor Group re the Port of Alexandria (9)
10.11	Amended and Restated Note dated February 28, 2008 between Allegro Biodiesel Corporation and Community Power Corporation (11)
10.12	Services Agreement dated as of November 13, 2008, between the Company and Ocean Park Advisors, LLC (12)
10.13	Amendment No. 1 to Registration Rights Agreement dated as of July 10, 2008 among the Company and certain shareholders of Company (13)
10.14	Interest Purchase Agreement dated as of June 13, 2008 among the Company, Consolidated Energy Holdings, LLC (“CEH”), and the members of CEH (14)
10.15	Assignment and Assumption Agreement dated as of June 13, 2008 by and between the Company and CEH (14)
10.16	Voting Agreement dated as of June 13, 2008 between CEH and certain stockholders of the Company (14)
10.17	Agreement to Settle Certain Claims dated as of June 13, 2008 by and among the Company and the former members of Vanguard Synfuels, LLC (“Vanguard”) (14)
10.18	Joint Escrow Instructions re Escrow Agreement (14)
10.19	Joint Escrow Instructions re Escrow Agreement (14)
10.20	Escrow Agreement dated June 13, 2008 by and among the Company and the former members of Vanguard (14)
10.21	Escrow Agreement for Escrowed Document dated June 13, 2008 among the Company and the former members of Vanguard (14)
14	Code of Business Conduct (11)
21	List of subsidiaries ✓
31	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ✓
32	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ✓

_______________________
✓	Filed herewith.
*	Management contract or executive compensation plan or arrangement.
(1)	Incorporated by reference to the Company’s Form 8-K dated September 26, 2006.
(2)	Incorporated by reference to the Company’s Form 8-K dated November 28, 2006.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2006.
(4)	Incorporated by reference to the Company’s Form 8-K dated March 14, 2007
(5)	Incorporated by reference to the Company’s Form 8-K dated August 22, 2007
(6)	Incorporated by reference to the Company’s Form 8-K dated August 1, 2007
(7)	Incorporated by reference to the Company’s Form 8-K dated November 14, 2007
(8)	Incorporated by reference to the Company’s Form 8-K dated November 23, 2007
(9)	Incorporated by reference to the Company’s Form 8-K dated February 13, 2008
(10)	Incorporated by reference to the Company’s Form 8-K dated February 25, 2008
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007
(12)	Incorporated by reference to the Company’s Form 8-K dated November 19, 2008
(13)	Incorporated by reference to the Company’s Form 8-K dated July 14, 2008
(14)	Incorporated by reference to the Company’s Form 8-K dated June 17, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO BIODIESEL CORPORATION.

By:	/s/ W. BRUCE COMER III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. BRUCE COMER III	Chief Executive Officer and Director	March 30, 2009
W. Bruce Comer III	(Principal Executive Officer and Principal Financial and Accounting Officer)

/S/ JEFFREY LAWTON	Director	March 30, 2009
Jeffrey Lawton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Allegro Biodiesel Corporation

We have audited the accompanying consolidated balance sheets of Allegro Biodiesel Corporation and its subsidiaries (collectively “Allegro” or the "Company") as of December 31, 2008 and 2007, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of Allegro's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2008 and 2007. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegro Biodiesel Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ McKennon Wilson & Morgan LLP

Irvine, California
March 30, 2009

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$48,339	$117,993
Accounts receivable, net	-	4,837
Note receivable	-	500,000
Other current assets	7,820	105,558
Assets of discontinued operations	-	1,000,896
Total current assets	56,159	1,729,284

Investment held for sale	788,550	1,000,000
Other	25,896	25,896
Discontinued operations	-	8,300,530
Total assets	$870,605	$11,055,710

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Line of credit and notes payable, net	$-	$950,166
Accounts payable	319,978	404,838
Accrued expenses	469,560	606,056
Accrued dividends	4,715,501	2,844,342
Due to Ocean Park Advisors, LLC.	216,440	111,174
Discontinued operations	-	3,540,533
Total current liabilities	5,721,479	8,457,109
Total liabilities	5,721,479	8,457,109

Shareholders’ equity (deficit):
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 23,860,112 and 26,712,969 shares issued and outstanding at December 31, 2008 and 2007, respectively.	265,553	294,082
Common stock, $0.01 par value:
150,000,000 shares authorized - 28,919,779 and 23,161,906 shares issued and outstanding at December 31, 2008 and 2007, respectively.	280,895	223,311
Additional paid in capital	317,395,124	315,864,997
Accumulated deficit	(322,792,446)	(313,783,789)
Total shareholders’ equity (deficit)	(4,850,874)	2,598,601
Total liabilities and shareholders' equity (deficit)	$870,605	$11,055,710

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Operating expenses:
General and administrative	$1,516,285	$5,510,681
Operating loss	(1,516,285)	(5,510,681)

Interest expense	(67,094)	(59,630)
Interest income	15,878	67,185
Registration rights	-	(381,415)
Other, net	(11,324)	-
Loss before income taxes	(1,578,825)	(5,884,541)

Income taxes	4,535	-
Net loss from continuing operations	(1,583,360)	(5,884,541)
Discontinued operations and sale of discontinued operations, net of income taxes	(5,140,011)	(23,703,849)
Net loss	(6,723,371)	(29,588,390)
Dividends on preferred stock	(2,285,286)	(2,787,700)
Loss available to common shareholders	$(9,008,657)	$(32,376,090)

Net loss per share, basic and diluted
Continuing operations	$(0.06)	$(0.29)
Discontinued operations	$(0.21)	$(1.15)

Weighted average number of common shares used in basic and diluted per share calculations	25,013,970	20,546,898

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Shares	Convertible Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2006	28,527,224	$312,224	14,619,458	$146,195	$311,836,455	$(281,407,699)	$30,887,175
Stock compensation expense	-	-	-	-	2,802,882	-	2,802,882
Exercise of common stock warrants and options	-	-	4,688,174	38,574	561,426	-	600,000
Modification of common stock warrants	-	-	-	-	11,131	-	11,131
Beneficial conversion value related to issuance of convertible promissory note	-	-	-	-	71,429	-	71,429
Conversion of Series A convertible preferred stock into common stock	(1,801,170)	(18,011)	2,454,493	24,545	54,652	-	61,186
Conversion of Series B convertible preferred stock into common stock	(13,085)	(131)	1,308,540	13,085	(12,954)	-	-
Issuance of common stock for accrued dividends on Series A convertible preferred stock	-	-	91,241	912	539,976	-	540,888
Net loss	-	-	-	-	-	(29,588,390)	(29,588,390)
Dividends on Series A convertible preferred stock	-	-	-	-	-	(2,787,700)	(2,787,700)
Balance, December 31, 2007	26,712,969	294,082	23,161,906	223,311	315,864,997	(313,783,789)	2,598,601
Stock compensation expense	-	-	-	-	121,566	-	121,566
Conversion of convertible promissory note and accrued interest into common stock	-	-	1,577,113	15,775	1,008,964	-	1,024,739
Conversion of Series A convertible preferred stock and accrued dividends	(2,852,857)	(28,529)	4,305,721	43,059	399,597	-	414,127
Return of stock from Vanguard acquisition escrow account	-	-	(124,961)	(1,250)	-	-	(1,250)
Net loss	-	-	-	-	-	(6,723,371)	(6,723,371)
Dividends on Series A convertible preferred stock	-	-	-	-	-	(2,285,286)	(2,285,286)
Balance, December 31, 2008	23,860,112	$265,553	28,919,779	$280,895	$317,395,124	$(322,792,446)	$(4,850,874)

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,723,371)	$(29,588,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,338,262
Impairment charges	5,655,036	-
Gain on sale of Vanguard Synfuels, LLC	(615,501)	-
Stock-based compensation and other	121,556	2,733,467
Bad debt expense	63,608	-
Accretion of convertible notes payable and amortization of debt discount	49,834	32,726
Impairment of goodwill	-	19,978,894
Changes in operating assets and liabilities:
Accounts receivable	71,547	443,419
Inventory	9,941	526,624
Prepaid expenses and other assets	97,738	117,167
Accounts payable	94,465	214,332
Due to Ocean Park Advisors, LLC.	(105,266)	-
Accrued expenses	751,576	151,010
Net cash used in operating activities	(528,837)	(4,052,489)

Cash flows from investing activities:
Capital expenditures	(15,435)	(626,109)
Net cash from the sale of Vanguard Synfuels, LLC	(382)	-
Investment in Community Power Corporation	-	(1,000,000)
Proceeds from the sale of equipment	-	25,000
Proceeds from the sale of equity interest	125,000	-
Net cash used in investing activities	109,183	(1,601,109)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	1,640,000
Issuance of promissory notes	-	(1,140,000)
Proceeds from repayment of issued promissory note	500,000	-
Exercise of common stock warrants	-	600,000
Payments on line of credit and notes payable	(150,000)	(150,000)
Net cash provided by financing activities	350,000	950,000
Net decrease in cash and cash equivalents	(69,654)	(4,703,598)
Cash of discontinued operations	-	(756,700)
Cash and cash equivalents at beginning of period	117,993	5,578,291
Cash and cash equivalents at end of period	$48,339	$117,993

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$134,188	$376,112
Cash paid during the period for income taxes	$-	$2,056
Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued dividends into common stock	$610,175	$-

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Business

Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) is a publicly traded shell company which from September 20, 2006 through September 9, 2008 owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue to operate as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).  We recently increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard.  During the year ended December 31, 2008 we received (i) cash proceeds of $200,326, and (ii) 124,691 shares of our common stock from the escrow account.  The escrow proceeds received have been classified as “Other Expense, net” in the accompanying statement of operations. We were awarded additional proceeds of approximately $939,328 in cash and accrued interest, and 519,736 of our shares from the escrow account that was established in connection with our acquisition of Vanguard.  This matter has been settled in full.  The Company records any proceeds from the Escrow Claim in the period the consideration is recovered.

As of December 31, 2008, we had negative working capital of $5,665,320. Included as a reduction to working capital is $4,715,501 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by fourth quarter of. 2009, we will  not be able to operate as a going concern and will likely be forced to liquidate and wind-up our operations.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements include the accounts of Allegro Biodiesel Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Fair Value Accounting
Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS") No. 157, “Fair Value Measurements”, to account for our financial assets and liabilities. SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•	Level 1 - Observable quoted prices for identical instruments in active markets;
•
Level 2 - Observable quoted prices for similar instruments in active markets, observable quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; or

•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Long-Lived Assets
The Company reviews its long-lived assets impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted operating cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

Discontinued Operation
On September 9, 2008, the Company completed the sale of the Company’s biodiesel business.  The Company accounted for the sale of the business in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accordingly, the condensed consolidated financial statements have been revised for all periods presented to reflect the Vanguard biodiesel business as a discontinued operation. Unless noted otherwise, discussions in the notes to the consolidated financial statements pertain to our continuing operations.

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

	December 31,
	2008	2007
Convertible preferred stock - Series A	37,642,601	26,698,830
Convertible preferred stock - Series B	1,413,900	1,413,900
	39,056,501	28,112,730

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for us in the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

3.	Discontinued Operation

In September 2006, the Company acquired Vanguard. The Company committed to a plan to sell Vanguard, which was approved by the board of directors during the second quarter of 2008. In accordance with SFAS 144, Vanguard’s financial results have been classified as a discontinued operation in the consolidated financial statements for all periods presented. The net assets associated with Vanguard have been classified as “held-for-sale” until the completion of the Sale.

During the year ended December 31, 2008, the Company recorded impairment charges of $5,655,036 to the Pollock Facility and intangible assets.  During the year ended December 31, 2007, the Company recorded an impairment of the goodwill of Vanguard of $19,978,894.

The financial results of Vanguard included in discontinued operation are as follows for the years ended December 31:

	2008	2007
Sales	$55,014	$7,402,700
Income taxes	-	-
Loss from discontinued operations after income taxes	$(5,460,587)	$(23,703,849)

Included in the loss from discontinued operations for the years ended December 31, 2008 and 2007 is a gain on the sale of Vanguard of $615,501 and $0, respectively.

During the years ended December 31, 2008 and 2007, CEH funded $308,151 and $0, respectively of expenses related to the Company’s discontinued operations which reduced the operating expenses in these periods.

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

In November 2007, the Company acquired a minority interest in Community Power Corporation, a developer of biomass power generation technology and products (“CPC”), for $1,000,000.  During the third quarter of 2008, the Company recorded an impairment charge of $211,450 with respect to CPC which has been classified as "Other Expense, net" in the accompanying statements of operations.  The impairment charge resulted from the sale of stock by CPC at a lower price per share than that paid by Allegro at the time of its purchase of the minority interest. At December 31, 2008, management reviewed the carrying value of the investment which included a review of CPC's sales pipeline and business prospects. Management has concluded that no additional impairment charge was necessary.  If CPC's business prospects do not materialize, future impairment changes may be required.

5.	Accrued Expenses

Accrued expenses consist of the following as of December 31:

	2008	2007
Registration rights penalties	$381,250	$381,250
Lease termination costs	88,310	88,310
Other	--	136,496
	$469,560	$606,056

6.	Income Taxes

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Pretax loss
Federal tax at statutory rate	34.0%	34.0%
Permanent differences:
State income taxes, net of federal benefit	2.3%	1.6%
Impairment of goodwill	-24.1%	-26.9%
Other	-4.4%	-1.8%
Change in valuation allowance	-12.0%	-6.9%
Total provision	0.0%	0.0%

The major components of the deferred taxes are as follows at December 31, 2008 and 2007 are as follows:

	Asset (Liability)
	2008	2007
Current:
Reserves and accruals	$(29,509)	$(24,450)
Intangible assets	-	(360,349)
Noncurrent:
Depreciation	-	(307,118)
Intangible assets	-	(1,859,881)
Net operating losses	8,510,926	7,178,162
Stock compensation	5,765,703	5,717,320
Disposition of Vanguard, LLC	-	-
Valuation allowance	(14,247,120)	(10,343,683)
Net deferred tax asset	$-	$-

At December 31, 2008 and 2007, the Company had available $23,162,847 and $20,101,400, respectively in U.S. tax net operating loss carryforwards, pursuant to the Tax Reform Act of 1986, which assesses the utilization of a Company's net operating loss carry forwards resulting from retaining continuity of its business operations and changes within its ownership structure. Net operating loss carryforwards which expire in 20 years for federal income tax reporting purposes.

7.	Preferred Stock

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

Registration Rights
In connection with the issuance of the Series A Preferred on September 20, 2006, the Company was required to file a registration statement on Form SB-2 or Form S-3 with the Securities and Exchange Commission in order to register the resale all of the common stock underlying the Series A Preferred under the Securities Act. The Company filed that registration statement on December 13, 2006 and was required under the registration rights agreement to have that registration statement declared effective by the Securities and Exchange Commission (“SEC”) by April 13, 2007. Since the registration statement was declared effective on June 13, 2007, the Company accrued penalties of $381,415. As of December 31, 2008, the Company had not satisfied this obligation and plans to do so through the payment of cash, stock or a combination thereof.

Redemption
The Series A and Series B Preferred are non-redeemable.

8.	Common Stock, Stock Options and Warrants

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

The following table summarizes stock option activity under the 2006 Plan:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding, December 31, 2005	-	$ -
Granted	3,127,312	0.72
Exercised	-	-
Cancelled	-	-
Options outstanding, December 31, 2006	3,127,312	0.72
Granted	309,998	4.29
Exercised	(2,069,109)	0.76
Cancelled	(1,019,721)	1.72
Options outstanding, December 31, 2007	348,480	0.76
Granted	454,998	0.35
Exercised	-	-
Cancelled	(493,480)	0.64
Options outstanding, December 31, 2008	309,998	$ 0.35

As of December 31, 2008, 4,213,648 shares are issuable under the 2006 Plan.

The fair value of stock options awarded during the year ended December 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model.  The expected option term was estimated based upon the contractual term of the underlying stock option. The expected volatility of the Company's stock price is based upon the historical daily changes in the price of the Company's common stock. The risk-free interest rate is based upon the current yield on U.S. Treasury securities having a term similar to the expected option term. Dividend yield is estimated at zero because the Company does not anticipate paying dividends in the foreseeable future.

The fair value of stock options awarded during the years ended December 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model. The following table summarizes the weighted-average assumptions used and the resulting fair value of options granted:

	2008	2007
Weighted Average:
Fair value	$0.35	$3.11
Exercise price	$0.35	$3.11
Risk-free rate	2.87%	4.75%
Life (in years)	4.99	5.00
Expected volatility	207.5%	227.7%
Dividend yield	0%	0%

Summary
Allegro Biodiesel Corp
2006 Stock Option Plan

			Options Outstanding		Options Exercisable
Range of Exercise Prices		Number Outstanding	Average remaining life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.35	$0.35	309,998	4.07	$0.35	309,998	$0.35