Form 10-Q
period 2009-03-31
ALLEGRO BIODIESEL CORP
filed 2009-05-08
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).   Yes ☑ No ☐

As of May 8, 2009 the registrant had 28,847,667 shares of Common Stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$520,953	$48,339
Other current assets	9,738	7,820
Total current assets	530,691	56,159
Investments	788,550	788,550
Other	25,896	25,896
Total assets	$1,345,137	$870,605

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	190,032	319,978
Accrued expenses	471,953	469,560
Accrued dividends	5,224,949	4,715,501
Due to Ocean Park Advisors, LLC.	65,000	216,440
Total current liabilities	5,951,934	5,721,479
Total liabilities	5,951,934	5,721,479

Shareholders’ deficit:
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 23,581,440 and 23,860,112 shares
issued and outstanding shares at March 31, 2009 and December 31, 2008, respectively	262,766	265,553
Common stock, $0.01 par value:
150,000,000 shares authorized - 28,847,667 and 28,919,779 shares
issued and outstanding shares at March 31, 2009 and December 31, 2008, respectively	280,174	280,895
Additional paid in capital	317,459,598	317,395,124
Accumulated deficit	(322,609,335)	(322,792,446)
Total shareholders’ deficit	(4,606,797)	(4,850,874)
Total liabilities and shareholders' deficit	$1,345,137	$870,605

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
General and administrative	193,111	544,106
Operating loss	(193,111)	(544,106)
Interest expense	-	(67,094)
Interest income	206	8,538
Other, net	946,430	15
Income (loss) before income taxes	753,525	(602,647)
Income taxes	-	-
Net income (loss) from continuing operations	753,525	(602,647)

Discontinued operations, net of income taxes	-	(5,650,783)
Net income (loss)	753,525	(6,253,430)
Dividends on preferred stock	(570,414)	(581,096)
Net income (loss) available to common shareholders	$183,111	$(6,834,506)
Net income (loss) per share
Basic:
Continuing operations	$0.01	$(0.03)
Discontinued operations		$(0.24)
Diluted:
Continuing operations	$0.00	$(0.03)
Discontinued operations		$(0.24)
Weighted average number of common shares used in per share calculations:
Basic	28,755,373	23,433,434
Diluted	68,116,024	23,433,434

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$753,525	$(6,253,430)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	-	-
Impairment charges	-	5,443,586
Gain on sale of equity interest in PAAL	-	(125,000)
Stock-based compensation and other	-	110,674
Bad debt expense	-	61,730
Creditor and note receivable settlements	-	(7,974)
Accretion of convertible notes payable and amortization of debt discount	-	49,834
Changes in operating assets and liabilities:
Accounts receivable	-	(1,758)
Inventory	-	9,941
Prepaid expenses and other assets	(1,918)	40,052
Accounts payable	(129,946)	(23,570)
Due to Ocean Park Advisors, LLC.	(151,440)	54,678
Accrued expenses	2,393	(41,494)
Net cash provided by (used in) operating activities	472,614	(682,731)

Cash flows from investing activities:
Capital expenditures	-	(15,435)
Proceeds from sale of equity interest in PAAL	-	125,000
Net cash provided by investing activities	-	109,565

Cash flows from financing activities:
Proceeds from repayment of issued promissory note	-	225,000
Payments on line of credit and notes payable	-	(150,000)
Net cash provided by financing activities	-	75,000

Net change in cash and cash equivalents	472,614	(498,166)
Cash and cash equivalents at beginning of period	48,339	874,693
Cash and cash equivalents at end of period	$520,953	$376,527

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$150,012
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt into common stock	$-	$1,000,000
Conversion of accrued dividends into common stock	$60,967	$521,548

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.  Business

Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) is a publicly-traded shell company which from September 20, 2006 through September 9, 2008 owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue to operate as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).  In February 2009, we increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, and 519,736 shares of our common stock.  The escrow proceeds received have been classified as “Other, net” in the accompanying statement of operations.

As of March 31, 2009, we had negative working capital of $5,421,243. Included as a reduction to working capital is $5,224,949 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by fourth quarter of 2009, we will not be able to operate as a going concern and will likely be forced to liquidate and wind-up the Company.

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

2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below:

	Three months ended March 31,
	2009	2008
Convertible preferred stock - Series A	--	39,014,910
Convertible preferred stock - Series B	--	1,413,900
	--	40,428,810

The following is a reconciliation of the numerator and denominator of basic earnings per share ("EPS") to the numerator and denominator of diluted EPS for the 2009 period.

	Net income	Shares	Per share
	(Numerator)	(denominator)	amount
Basic EPS	$181,111	28,755,373	$0.01
Effect of convertible preferred stock	-	39,360,651	(0.00)
Diluted EPS	$181,111	68,116,024	$0.00

Recent Accounting Pronouncement
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ITF 07-5provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph consolidated financial position, results of operations or cash flows.

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

The financial results of Vanguard included in discontinued operation are as follows for the three months ended March 31, 2008:

Sales	$55,014
Income taxes	--
Loss from discontinued operations after income taxes	$5,650,783

During the three months ended March 31, 2008, the Company incurred impairment charges totaling $5,443,586 related to Vanguard’s biodiesel facility and intangible assets.

4.  Common Stock

During the three months ended March 31, 2009, 278,672 shares of Series A convertible preferred stock together with accrued dividends of $60,967 were converted into 447,627 shares of common stock at the original conversion price of $0.76 per share.

In February 2009, 519,736 shares of the Company’s common stock were awarded to us in connection of the arbitration award relating to our 2006 acquisition of Vanguard. The underlying shares will be cancelled by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) for the three months ended March 31, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in this filing provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated, include, but are not limited to our ability to complete a strategic transaction on terms acceptable to us in a timely fashion and our ability to adequately manage our cash while we do so.

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

During 2008, we notified the Former Vanguard Members of our demand for indemnification under the 2006 Contribution Agreement, and of our claim upon the escrow deposit under the Escrow Agreement we entered into with them on September 20, 2006 (the “Escrow Account”). We alleged that the Former Vanguard Members made certain misrepresentations with respect to the closing balance sheet of Vanguard, dated September 15, 2006, namely overstating inventory assets and understating current liabilities. The total amount of this claim was approximately $1.1 million.

During 2008, we received $200,326 in proceeds and the return of 124,961 shares of our common stock from the Escrow Account. In February 2009, we received an arbitration award regarding the balance of our claims against the Escrow Account consisting of an additional $875,428 in cash plus $63,900 of accrued interest, and 519,736 shares of our common stock.

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation (“CPC”).

Management is actively seeking strategic alternatives, including the pursuit of additional financing for acquisitions and evaluating potential strategic transactions. However, due to the current economic environment, we cannot assure our current and future stockholders that there will be adequate funds available when needed and on acceptable terms, or that a strategic alternative can be arranged.  We are also attempting to sell our minority interest in CPC.  If we are unable to arrange for a strategic alternative, obtain additional financing, or sell our minority interest in CPC by the fourth quarter of 2009, we will not be able to continue as a going concern and will likely be forced to liquidate and wind-up the Company.

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

Results of Operations for the Three Months Ended March 31, 2009, compared to the Three Months Ended March 31, 2008

Due to the halting of production at the Pollock Facility in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the three months ended March 31, 2009 and 2008.

Selling, General and Administrative
Our selling, general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

Selling, general and administrative expenses decreased to $193,111 during the first quarter of 2009, from $544,106 in the comparable period of 2008.  The change was primarily attributable to a reduction in stock-based compensation of $110,674, a reduction of $96,762 and $114,968 in management fees paid to OPA and salaries, respectively.  As a result of the Sale, salaries have ceased.

Interest Expense
Interest expense decreased to $0 during the first quarter of 2009 from $67,094 in the same period of 2008.  During the first quarter of 2008, we incurred interest expense including the amortization of a debt discount on a $1,000,000 note outstanding which was converted into common stock during 2008.

Interest Income
During the first quarter of 2009 we generated interest income of $206 compared to $8,538 during the comparable period of 2008.  The decrease was attributable to lower average cash balances resulting from the cessation of business operations discussed above.

Other, net
Other, net was $946,430 during the first quarter of 2009, compared to $15 in the comparable period of 2008.  During the first quarter of 2009, we received $939,328 in proceeds and common stock from the Escrow Account.

Discontinued Operation
During the second quarter of 2008, the board of directors approved the Sale and on September 9, 2008, we completed the Sale. We accounted for the Sale as a discontinued operation in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets.”  Accordingly, the consolidated financial statements as of and for the three months ended March 31, 2008, have been revised to reflect Vanguard as a discontinued operation.

During the first quarter of 2008, Vanguard generated sales of $55,014 and incurred a loss from discontinued operations of $5,650,783 which included impairment charges totaling $5,443,586 for Vanguard’s biodiesel facility and intangible assets.  See Note 3 to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents. Our principal short-term and long-term liquidity requirements include costs to operate a publicly-traded company and the exploration of strategic alternatives, including potential mergers or acquisitions.

During the first three months of 2009, we increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, and 519,736 shares of our common stock, as discussed above.

At March 31, 2009, our cash and cash equivalents totaled $520,953, and we had negative working capital of $5,421,243.  Included in working capital is $5,224,949 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash.

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

We believe that our existing sources of liquidity, including the receipt of the proceeds from the Escrow Account should be sufficient to fund our continuing operations into the fourth quarter of 2009. We are currently seeking additional financing to fund our business and are attempting to sell our minority interest in CPC.  We cannot assure you that such a financing can be obtained or completed by us on favorable terms, or at all, or that we will be successful in selling our minority interest in CPC.  If we cannot accomplish any of these actions, or complete a strategic transaction by the fourth quarter of fiscal 2009, we will likely be forced to wind-up and liquidate the Company.

Operating Activities
Cash provided by operating activities was $472,614 for the first three months of 2009, compared to cash used of $682,731 for the same period of 2008. Operating cash flows for the first quarter of 2009 reflects our net income of $753,525 offset by changes in working capital of $280,911.  The changes in working capital are primarily attributable to reductions in accounts payable and amounts due to OPA

Operating cash flows for the first three months of fiscal 2008 reflect our net loss of $6,253,430, offset by changes in working capital of $37,849 and non-cash expenses (impairment of goodwill and intangible assets for our discontinued operation and stock-based compensation) of $5,532,850.

Investing Activities
We did not generate cash from investing activities during the first three months of 2009.  Cash provided by investing activities was $109,565 for the first three months of 2008.  This amount resulted from the receipt of proceeds from the sale of an equity interest we held in Port Asset Acquisition, LLC, an entity we previously formed for the purpose of acquiring assets at the Port of Alexandria, partially offset by capital expenditures of $15,435.

Financing Activities
We did not generate cash from financing activities during the first three months of 2009. Cash provided by financing activities was $75,000 for the first three months of fiscal 2008.  This amount resulted from a contractual principal payment of $150,000 on our term loan with our former lender, First South, and received $225,000 in proceeds from the repayment of a note receivable.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ALLEGRO BIODIESEL CORPORATION

By:  /s/ W. Bruce Comer III

W. Bruce Comer III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 8, 2009