Form 10-Q
period 2009-06-30
ALLEGRO BIODIESEL CORP
filed 2009-08-12
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-21982

ALLEGRO BIODIESEL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	41-1663185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6033 West Century Blvd., Suite 1290 Los Angeles, California 90045	90045
(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2009 the registrant had 28,847,667 shares of Common Stock outstanding.

 PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$382,347	$48,339
Other current assets	6,309	7,820
Total current assets	388,656	56,159
Investments	237,839	788,550
Other	25,896	25,896
Total assets	$652,391	$870,605

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$180,820	$319,978
Accrued expenses	469,560	469,560
Accrued dividends	5,800,794	4,715,501
Due to Ocean Park Advisors, LLC.	65,000	216,440
Total current liabilities	6,516,174	5,721,479
Total liabilities	6,516,174	5,721,479

Shareholders’ deficit:

Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized - 23,581,440 and 23,860,112 shares issued and outstanding shares at June 30, 2009 and December 31, 2008, respectively	262,766	265,553

Common stock, $0.01 par value:
150,000,000 shares authorized – 28,847,667 and 28,919,779 shares issued and outstanding shares at June 30, 2009 and December 31, 2008, respectively	280,174	280,895
Additional paid in capital	317,459,598	317,395,124
Accumulated deficit	(323,866,321)	(322,792,446)
Total shareholders’ deficit	(5,863,783)	(4,850,874)
Total liabilities and shareholders' deficit	$652,391	$870,605

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Month Ended June 30,
	2009	2008	2009	2008
Operating expenses:
General and administrative	$130,886	$433,970	$323,997	$973,530
Total operating expenses	130,886	433,970	323,997	973,530
Operating loss	(130,886)	(433,970)	(323,997)	(973,530)

Interest expense	-	-	-	(67,094)
Interest income	457	5,224	663	13,774
Other, net	-	47,449	946,430	47,421
Impairment charges	(550,711)	-	(550,711)	-
Loss before income taxes	(681,140)	(381,297)	72,385	(979,429)

Income taxes	-	-	-	(4,535)
Net income (loss) from continuing operations	(681,140)	(381,297)	72,385	(983,964)
Discontinued operations and sale of discontinued operations, net of income taxes	-	(78,707)	-	(5,729,470)
Net income (loss)	(681,140)	(460,004)	72,385	(6,713,434)
Dividends on preferred stock	(575,845)	(590,907)	(1,146,259)	(1,172,003)
Net loss available to common shareholders	$(1,256,985)	$1,050,911)	$(1,073,874)	$(7,885,437)

Net loss per share
Basic:
Continuing operations	$(0.04)	$(0.04)	$(0.04)	$(0.09)
Discontinued operations		$(0.00)		$(0.23)
Diluted:
Continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.09)
Discontinued operations		$(0.00)		$(0.23)
Weighted average number of common shares used in per share calculations:
Basic	28,847,670	25,505,108	28,801,522	24,469,271
Diluted	28,847,670	25,505,108	48,481,847	24,469,271

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$72,385	$(6,713,434)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Impairment charges for Vanguard Synfuels, LLC	--	5,443,586
Impairment of investment in CPC	550,711	--
Stock-based compensation	--	116,898
Bad debt expense	--	66,240
Accretion of convertible notes payable and amortization of debt discount	--	49,834
Changes in operating assets and liabilities:
Accounts receivable	--	5,072
Inventory	--	9,941
Prepaid expenses and other assets	1,511	64,504
Accounts payable	(139,158)	(17,405)
Due to Ocean Park Advisors, LLC.	(151,440)	180,000
Accrued expenses	(1)	29,130
Net cash provided by (used in) operating activities	334,008	(765,634)

Cash flows from investing activities:
Capital expenditures	--	(15,435)
Net cash used in investing activities	--	(15,435)

Cash flows from financing activities:
Proceeds from repayment of issued promissory note	--	500,000
Payments on line of credit and notes payable	--	(150,000)
Net cash provided by financing activities	--	350,000

Net change in cash and cash equivalents	334,008	(431,069)
Cash and cash equivalents at beginning of period	48,339	874,693
Cash and cash equivalents at end of period	$382,347	$443,624

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$--	$92,889
Cash paid during the period for income taxes	$116,909	$--
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible debt into common stock	$--	$1,000,000
Conversion of accrued dividends into common stock	$--	$64,376

See accompanying Notes to Consolidated Financial Statements.

 ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue to operate as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation, a developer of modular biomass gasification technology (“CPC”).  In February 2009, we increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, and 519,736 shares of our common stock.  The escrow proceeds received have been classified as “Other, net” in the accompanying statement of operations for the six months ended June 30, 2009.

As of June 30, 2009, we had negative working capital of $6,127,518. Included as a reduction to working capital is $5,800,794 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

Management is actively seeking strategic alternatives, including the pursuit of additional financing and evaluating potential strategic transactions. We are also attempting to sell our minority interest in CPC to raise working capital for Allegro.  However, given the difficult economic environment and the challenging market for shell companies to raise capital, find suitable merger partners or dispose of assets, management has begun to evaluate the possible winding up and dissolution of Allegro. To that end, we engaged bankruptcy counsel to advise us on such matters.    If we are unable to arrange for a strategic transaction, obtain additional financing, or sell our minority interest in CPC in the next few months, we likely will wind-up and dissolve the Company in order to preserve value for our creditors and shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Net Loss per Share
Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items to common shares using the treasury stock method, based upon the weighted average fair value of our common shares during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the periods indicated below:

	June 30,
	2009	2008
Convertible preferred stock - Series A	31,060,529	33,969,961
Convertible preferred stock - Series B	1,413,000	1,413,000
	32,473,529	35,382,961

Recent Accounting Pronouncement

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other applicable US GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2008, the EITF reached consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company's Own Stock,” (“EITF 01-6”) and provides additional guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement did not affect the current classification of our equity-based instruments and or have a material impact on our consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” ("EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

The financial results of Vanguard included in discontinued operation are as follows for the three months and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Sales	$-	$-
Income taxes	-	-
Loss from discontinued operations after income taxes	$(78,707)	$(5,729,470)

During the three and six months ended June 30, 2008, the Company incurred impairment charges totaling $78,707 and $5,729,470, respectively related to Vanguard’s biodiesel facility and intangible assets.

4.	Investment in CPC

In November 2007, the Company acquired a minority interest in CPC for $1,000,000.  During the third quarter of 2008, the Company recorded an impairment charge of $211,450 with respect to this investment. The impairment charge resulted from the sale of stock by CPC at a lower price per share than that paid by Allegro at the time of its purchase of the minority interest. At June 30, 2009, management reviewed the carrying value of the investment which included a review of CPC's sales pipeline, business prospects and financial situation. CPC’s execution of its business plan has been slower than we anticipated.  CPC continues to make progress, but has not achieved the revenue targets initially anticipated by us.  Furthermore, we believe the cost of capital for early-stage companies has increased, while the availability of future funding sources for such companies has decreased. We measured the carrying value of the investment using the discounted cash flow method. CPC may need to raise capital within the next 6 to 12 months.  As a result, management has recorded an impairment charge of $550,711 during the three months ended June 30, 2009.

5.	Common Stock

During the six months ended June 30, 2009, 278,672 shares of Series A convertible preferred stock together with accrued dividends of $60,967 were converted into 447,627 shares of common stock at the original conversion price of $0.76 per share.

In February 2009, 519,736 shares of the Company’s common stock were awarded to us in connection of the arbitration award relating to our 2006 acquisition of Vanguard. The underlying shares were cancelled by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) for the three months ended June 30, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt, as described above. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation, a developer of modular biomass gasfication technology (“CPC”).

Management is actively seeking strategic alternatives, including the pursuit of additional financing and evaluating potential strategic transactions. We are also attempting to sell our minority interest in CPC to raise working capital for Allegro.  Given the difficult economic environment and the challenging market for shell companies to raise capital, find suitable merger partners or dispose of assets, management has begun to evaluate the possible winding up and dissolution of Allegro.    If we are unable to arrange for a strategic transaction, obtain additional financing, or sell our minority interest in CPC in the next few months, we likely will wind-up and dissolve the Company in order to preserve value for our creditors and shareholders. We recently engaged bankruptcy counsel to advise us on such matters.

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

Results of Operations for the Three Months Ended June 30, 2009, compared to the Three Months Ended June 30, 2008

Due to the halting of production at the Pollock Facility in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the three months ended June 30, 2009 and 2008.

General and Administrative

Our general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

General and administrative expenses decreased to $130,886 during the second quarter of 2009, from $433,970 in the comparable period of 2008.  The change was primarily attributable to a reduction of $126,000 and $117,692 in management fees paid to OPA and salaries, respectively.  As a result of the Sale, salaries have ceased.

Impairment of CPC Investment

During the second quarter of 2009, we evaluated the carrying value of our investment in CPC and as a result, recorded an impairment charge of $550,711. See Note 4 to the Consolidated Financial Statements for further discussion of the events that led to the impairment.

Other, net

Other, net was $0 during the second quarter of 2009, compared to $47,449 in the comparable period of 2008.  During the second quarter of 2008, we received proceeds from the Escrow Account with respect to certain IRS tax penalties incurred by Vanguard.

Discontinued Operation

During the second quarter of 2008, the board of directors approved the sale of Vanguard. The Company accounted for the planned sale of Vanguard as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”). Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation. The Company expects to complete the sale of Vanguard to CEH during the third quarter of 2008. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations. See Note 3 Discontinued Operation to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

During the second quarter of 2008, Vanguard did not generate revenues. Its operating expenses were partially offset by proceeds of $179,745 received from CEH to fund Vanguard’s operations pending the completion of the sale, resulting in a loss from discontinued operations of $78,707.

Results of Operations for the Six Months Ended June 30, 2009, compared to the Six Months Ended June 30, 2008

Due to the halting of production at the Pollock Facility in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the six months ended June 30, 2009 and 2008.

General and Administrative

General and administrative expenses decreased to $323,997 during the first six months of 2009, from $973,530 in the comparable period of 2008.  The change was primarily attributable to a reduction in stock-based compensation of $116,898, reductions of $222,000 and $232,660 in management fees paid to OPA and salaries, respectively.  As a result of the Sale, salaries have ceased.

Interest Expense
Interest expense decreased to $0 during the first six months of 2009 from $67,094 in the same period of 2008.  During the first six months of 2008, we incurred interest expense including the amortization of a debt discount on a $1,000,000 note outstanding which was converted into common stock during the first quarter of 2008.

Impairment of CPC Investment

During the first six months of 2009, we evaluated the carrying value of our investment in CPC and as a result, recorded an impairment charge of $550,711. See Note 4 to the Consolidated Financial Statements for further discussion of the events that led to the impairment

Other, net
Other, net was $946,430 during the first six months of 2009, compared to $47,421 in the comparable period of 2008.  During the first six months of 2009 and 2008, we received $939,328 and $47,449 in cash proceeds and the retirement of common stock from the Escrow Account.

Discontinued Operation
During the first half of 2008, the board of directors approved the Sale and on September 9, 2008, we completed the Sale.

During the first half of 2008, Vanguard did not generated sales and incurred a loss from discontinued operations of $5,729,470 which included impairment charges totaling $5,443,586 for Vanguard’s biodiesel facility and intangible assets.  See Note 3 to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

Liquidity and Capital Resources

Our principal sources of liquidity consist of cash and cash equivalents. Our principal short-term and long-term liquidity requirements include costs to operate a publicly-traded company, the exploration of strategic transactions including potential mergers or acquisitions, the disposal of assets, such as CPC, and the exploration of the possible winding up and dissolution of Allegro.

During the first six months of 2009, we increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, and 519,736 shares of our common stock, as discussed above.

At June 30, 2009, our cash and cash equivalents totaled $382,347, and we had negative working capital of $6,127,518.  Included in working capital is $5,800,794 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash.

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

We believe that our existing sources of liquidity, including the receipt of the proceeds from the Escrow Account should be sufficient to fund our continuing operations into the fourth quarter of 2009. We are currently seeking additional financing to fund our business and are attempting to sell our minority interest in CPC.  We cannot assure you that such a financing can be obtained or completed by us on favorable terms, or at all, or that we will be successful in selling our minority interest in CPC.  If we cannot accomplish any of these actions, or complete a strategic transaction in the next few months, we likely will wind-up and dissolve the Company.  See “Overview.”

Operating Activities
Cash provided by operating activities was $334,008 for the first six months of 2009, compared to cash used of $765,634 for the same period of 2008. Operating cash flows for the first six months of 2009 reflects our net income of $72,385, offset by changes in working capital of $311,997 and an impairment charge $550,711 related to our investment in CPC.  The change in working capital is primarily attributable to reductions in accounts payable and amounts due to OPA.

Operating cash flows for the first six months of 2008 reflect our net loss of $6,713,434, offset by changes in working capital of $271,242 and non-cash expenses (impairment of goodwill and intangible assets for our discontinued operation and stock-based compensation) of $5,676,558.

Investing Activities
We did not generate cash from investing activities during the first six months of 2009.  Cash used in investing activities was $15,435 for same period of 2008 resulting from capital expenditures of $15,435 for the Pollock Facility.

Financing Activities
We did not generate cash from financing activities during the first six months of 2009. Cash provided by financing activities was $350,000 for the same period of 2008.  This amount resulted from a contractual principal payment of $150,000 on our term loan with our former lender, First South, and the receipt of $500,000 in proceeds from the repayment of a note receivable from CPC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ALLEGRO BIODIESEL CORPORATION

By:  /s/ W. Bruce Comer III

W. Bruce Comer III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: August 12, 2009