Form 10-Q
period 2009-09-30
ALLEGRO BIODIESEL CORP
filed 2009-11-12
CIK 895380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009 the registrant had 28,847,669 shares of Common Stock outstanding.

 PART I -- FINANCIAL INFORMATION

ITEM I -- FINANCIAL STATEMENTS
ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$233,691	$48,339
Other current assets	6,729	7,820
Total current assets	240,420	56,159
Investments	237,839	788,550
Other	18,401	25,896
Total assets	$496,660	$870,605

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$165,493	$319,978
Accrued expenses	472,200	469,560
Accrued dividends	6,388,156	4,715,501
Due to Ocean Park Advisors, LLC.	84,486	216,440
Total current liabilities	7,110,335	5,721,479
Total liabilities	7,110,335	5,721,479

Shareholders’ deficit:
Convertible preferred stock, $0.01 par value:
50,000,000 shares authorized – 23,581,440 and 23,860,112 shares issued and outstanding shares at September 30, 2009 and December 31, 2008, respectively	262,766	265,553
Common stock, $0.01 par value
150,000,000 shares authorized – 28,847,667 and 28,919,779 shares issued and outstanding shares at September 30, 2009 and December 31, 2008, respectively	280,174	280,895
Additional paid-in capital	317,459,598	317,395,124
Accumulated deficit	(324,616,213)	(322,792,446)
Total shareholders’ deficit	(6,613,675)	(4,850,874)
Total liabilities and shareholders' deficit	$496,660	$870,605

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
General and administrative	$162,749	$411,910	$486,746	$1,385,440
Total operating expenses	162,749	411,910	486,746	1,385,440
Operating loss	(162,749)	(411,910)	(486,746)	(1,385,440)

Interest expense	--	--	--	(67,094)
Interest income	218	1,537	881	15,311
Other, net	--	152,705	946,430	200,126
Impairment charges	--	(211,450)	(550,711)	(211,450)
Loss before income taxes	(162,531)	(469,118)	(90,146)	(1,448,547)

Income taxes	--	--	--	(4,535)
Net loss from continuing operations	(162,531)	(469,118)	(90,146)	(1,453,082)
Discontinued operations and sale of discontinued operations, net of income taxes	--	589,459	--	(5,140,011)
Net income (loss)	(162,531)	120,341	(90,146)	(6,593,093)
Dividends on preferred stock	(587,362)	(553,254)	(1,733,621)	(1,725,257)
Net loss available to common shareholders	$(749,893)	$(432,913)	$(1,823,767)	$(8,318,350)

Net income (loss) per share
Basic:
Continuing operations	$(0.03)	$(0.04)	$(0.07)	$(0.12)
Discontinued operations		$0.02		$(0.20)
Diluted:
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.12)
Discontinued operations		$0.02		$(0.20)
Weighted average number of common shares used in per share calculations:
Basic	28,847,670	28,846,509	28,816,871	25,928,350
Diluted	28,847,670	28,846,509	28,816,871	25,928,350

See accompanying Notes to Consolidated Financial Statements.

ALLEGRO BIODIESEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(90,146)	$(6,593,093)
Adjustments to reconcile net loss to net cash from operating activities:
Impairment charges for Vanguard Synfuels, LLC	--	5,655,036
Impairment of investment in CPC	550,711	--
Gain on sale of Vanguard Synfuels, LLC	--	(615,501)
Stock-based compensation	--	120,316
Bad debt expense	--	66,240
Accretion of convertible notes payable and amortization of debt discount	--	49,834
Changes in operating assets and liabilities:
Accounts receivable	--	5,072
Inventory	--	9,941
Prepaid expenses and other assets	8,586	117,218
Accounts payable	(154,485)	28,354
Due to Ocean Park Advisors, LLC.	(131,954)	234,399
Accrued expenses	2,640	20,548
Net cash provided by (used in) operating activities	185,352	(901,636)

Cash flows from investing activities:
Capital expenditures	--	(15,435)
Sale of Vanguard Synfuels, LLC	--	(382)
Net cash used in investing activities	--	(15,817)

Cash flows from financing activities:
Proceeds from repayment of issued promissory note	--	500,000
Payments on line of credit and notes payable	--	(150,000)
Net cash provided by financing activities	--	350,000

Net change in cash and cash equivalents	185,352	(567,453)
Cash and cash equivalents at beginning of period	48,339	874,693
Cash and cash equivalents at end of period	$233,691	$307,240

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$--	$134,188
Cash paid during the period for income taxes	$16,909	$--
Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued dividends into common stock	$60,967	$545,799

See accompanying Notes to Consolidated Financial Statements.

 ALLEGRO BIODIESEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.	Business

Allegro Biodiesel Corporation (“Allegro”, “we”, “us” or “Company”) is a publicly-traded shell company which from September 20, 2006 through September 9, 2008 owned a biodiesel production facility that used renewable agricultural-based feedstock (primarily soybean oil) to produce biodiesel fuel (the “Pollock Facility”).

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

As a consequence of the Sale, we have reduced our outstanding liabilities and eliminated our secured debt. While we no longer have any operating assets, and are considered a “shell company” under the rules and regulations of the Securities and Exchange Commission, we continue to operate as a publicly-traded corporation with non-operating assets, including cash and our equity investment in Community Power Corporation, a developer of modular biomass gasification technology (“CPC”).  In February 2009, we increased our cash balance significantly due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, and 519,736 shares of our common stock.  The escrow proceeds received have been classified as “Other, net” in the accompanying statement of operations for the nine months ended September 30, 2009.

As of September 30, 2009, we had negative working capital of $6,869,915. Included as a reduction to working capital is $6,388,156 of accrued dividends which the Company may pay, at its option, in shares of its Series A convertible preferred stock.

As stated in the Company’s most recent Form 8-K, management has not yet received any suitable offers in its search for strategic alternatives, such as an additional financing or  potential strategic transactions.  We are now focused on pursuing an orderly wind-down in a manner that will be in the best interest of stakeholders.  A bankruptcy proceeding is unlikely to yield the best results for our stakeholders due to, among other things, the high costs of such a proceeding.  Instead, we hope to effect a gradual wind-down over time, and without resort to bankruptcy court.  However, there can be no assurances that we will be able to effect such a wind-down.  We continue to attempt to sell our minority interest in CPC to raise working capital for Allegro.  However, given the difficult economic environment and the challenging market for shell companies to raise capital, find suitable merger partners or dispose of assets, management will continue on its path to wind up and dissolve Allegro. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We do not expect to have sufficient assets to make any liquidating distribution to the holders of our Common Stock. There can be no assurance that we will be able to pay or otherwise provide for our outstanding liabilities. Even if we are able to do so, under the terms of our outstanding Series A Convertible Preferred Stock, we would not be able to make any distributions to the holders of our Common Stock unless we first satisfied the liquidation preference of the Convertible Preferred Stock. The aggregate liquidation preference of the Series A Convertible Preferred Stock is approximately $30.0 million. We do not foresee any set of circumstances that would allow us to fully satisfy this liquidation preference. Thus, we do not foresee any set of circumstances that would allow us to make any distribution to the holders of our Common Stock.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The consolidated financial statements of Allegro are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2008 as reported in the Company's Form 10-K have been omitted.  The results of operations for the three month and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year. All accounts and intercompany transactions have been eliminated in consolidation. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168 – “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of SFAS 162.  SFAS 168 provides that the FASB Accounting Standards Codification (the “Codification”) is the single source of U.S. GAAP in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative guidance for SEC registrants. The Codification was not meant to create new accounting and reporting guidance, but rather to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into accounting topics within a consistent organizational structure. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU’s). The FASB will not consider ASU’s as authoritative in their own right; rather these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description that follows, the Company will provide reference to both the Codification Topic reference and the previously authoritative references related to Codification Topics and Subtopics, as appropriate.

Fair Value Accounting
Effective July 1, 2008, the Company adopted ASC 820, previously SFAS 157, “Fair Value Measurements and Disclosures” (previously known as SFAS 157), to account for our financial assets and liabilities. SFAS 157 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

	September 30,
	2009	2008
Convertible preferred stock - Series A	39,479,799	36,904,510
Convertible preferred stock - Series B	1,413,900	1,413,900
	40,893,699	38,318,410

Recent Accounting Pronouncement
In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). This statement provides guidance on management’s assessment of subsequent events. Historically, management relied on U.S. auditing literature in AICPA Professional Standard, AU Section 560. SFAS 165 did not significantly change practice because its guidance is similar to AU Section 560. This standard was adopted by the Company as of June 30, 2009. The date through which subsequent events have been evaluated is the date on which the financial statements were issued (November 12, 2009).  SFAS 165 was codified in the ASC topic on Subsequent Events.

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

The financial results of Vanguard included in discontinued operation are as follows for the three months and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Sales	$-	$55,014
Income taxes	-	--
Income (loss) from discontinued operations after income taxes	$589,459	$(5,140,011)

During the three and nine months ended September 30, 2008, the Company incurred impairment charges totaling $0 and $5,655,036, respectively related to Vanguard’s biodiesel facility and intangible assets.

4.	Investment in CPC

In November 2007, the Company acquired a minority interest in CPC for $1,000,000.  During the third quarter of 2008, the Company recorded an impairment charge of $211,450 with respect to this investment. The impairment charge resulted from the sale of stock by CPC at a lower price per share than that paid by Allegro at the time of its purchase of the minority interest. During the second quarter of 2009, management reviewed the carrying value of the investment which included a review of CPC's sales pipeline, business prospects and financial situation. CPC’s execution of its business plan has been slower than we anticipated.  CPC continues to make progress, but has not achieved the revenue targets initially anticipated by us.  Furthermore, we believe the cost of capital for early-stage companies has increased, while the availability of future funding sources for such companies has decreased. We measured the carrying value of the investment using the discounted cash flow method. CPC may need to raise capital within the next 3 to 9 months.  As a result, management has recorded an impairment charge of $550,711 during the nine months ended September 30, 2009.

5.	Common Stock

During the nine months ended September 30, 2009, 278,672 shares of Series A convertible preferred stock together with accrued dividends of $60,967 were converted into 447,627 shares of common stock at the original conversion price of $0.76 per share.

In February 2009, 519,736 shares of the Company’s common stock were awarded to us in connection of the arbitration award relating to our 2006 acquisition of Vanguard. The underlying shares were cancelled by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report on Form 10-Q of Allegro Biodiesel Corporation (“Allegro”, “we,” “us” or “Company”) for the three months ended September 30, 2009, contains forward-looking statements, principally in this Section and “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements which apply only as of the date of this annual report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation of belief will be accomplished.

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

As stated in the Company’s most recent Form 8-K, management has not yet received any suitable offers in its search for strategic alternatives, such as an additional financing or  potential strategic transactions.  We are now focused on pursuing an orderly wind-down in a manner that will be in the best interest of stakeholders.  A bankruptcy proceeding is unlikely to yield the best results for our stakeholders due to, among other things, the high costs of such a proceeding.  Instead, we hope to effect a gradual wind-down over time, and without resort to bankruptcy court.  However, there can be no assurances that we will be able to effect such a wind-down.  We continue to attempt to sell our minority interest in CPC to raise working capital for Allegro.  However, given the difficult economic environment and the challenging market for shell companies to raise capital, find suitable merger partners or dispose of assets, management will continue on its path to wind up and dissolve Allegro. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We do not expect to have sufficient assets to make any liquidating distribution to the holders of our Common Stock. There can be no assurance that we will be able to pay or otherwise provide for our outstanding liabilities. Even if we are able to do so, under the terms of our outstanding Series A Convertible Preferred Stock, we would not be able to make any distributions to the holders of our Common Stock unless we first satisfied the liquidation preference of the Convertible Preferred Stock. The aggregate liquidation preference of the Series A Convertible Preferred Stock is approximately $30.0 million. We do not foresee any set of circumstances that would allow us to fully satisfy this liquidation preference. Thus, we do not foresee any set of circumstances that would allow us to make any distribution to the holders of our Common Stock.

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

Results of Operations for the Three Months Ended September 30, 2009, compared to the Three Months Ended September 30, 2008

Due to the halting of production at the Pollock Facility in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the three months ended September 30, 2009 and 2008.

General and Administrative
Our general and administrative expenses include personnel costs, the costs of corporate functions, accounting, transaction costs, legal, insurance, consulting, and non-cash stock-based compensation.

General and administrative expenses decreased to $162,749 during the third quarter of 2009, from $411,910 in the comparable period of 2008.  The change was primarily attributable to reductions of $125,526 and $89,257 in management fees paid to OPA and wages, respectively.

Impairment Charges
Impairment charges related to our investment in CPC were $0 during the third quarter of 2009 compared to $211,450 for the comparable 2008 period.

Other, net
Other, net was $0 during the third quarter of 2009, compared to $152,705 in the comparable period of 2008. During the third quarter of 2008, we received proceeds from the Escrow Account.

Discontinued Operation
During the second quarter of 2008, the board of directors approved the sale of Vanguard. The Company accounted for the planned sale of Vanguard as a discontinued operation.  Accordingly, the consolidated financial statements have been revised for all periods presented to reflect Vanguard as a discontinued operation. The sale of Vanguard to CEH during the third quarter of 2008. Unless noted otherwise, discussions in the notes to the unaudited consolidated financial statements pertain to our continuing operations. See Note 3 Discontinued Operation to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

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

Results of Operations for the Nine Months Ended September 30, 2009, compared to the Nine Months Ended September 30, 2008

Due to the halting of production at the Pollock Facility in 2007, and the consummation of the Sale in September 2008, we did not generate sales from continuing operations for the nine month periods ended September 30, 2009 and 2008.

General and Administrative
General and administrative expenses decreased to $486,746 during the 2009 period, from $1,385,440 in the comparable period of 2008.  The change was primarily attributable to a reduction in stock-based compensation of $121,566, reductions of $347,526 and $321,938 in management fees paid to OPA and salaries, respectively.  As a result of the Sale, salaries have ceased.

Impairment Charges
During the 2009 and 2008 periods, we evaluated the carrying value of our investment in CPC and as a result, recorded impairment charges of $550,711 and $211,450, respectively. See Note 4 to the Consolidated Financial Statements for further discussion of the events that led to the impairment.

Other, net
Other, net was $946,430 during the 2009 period, compared to $200,146 in the comparable period of 2008.  During the 2009 and 2008 periods, we received $939,328 and $200,126, respectively in cash proceeds and the retirement of common stock from the Escrow Account.

Discontinued Operation
During the 2008, the board of directors approved the Sale and on September 9, 2008, we completed the Sale.

During the 2008 period, Vanguard did not generated sales and incurred a loss from discontinued operations of $5,140,011 which included impairment charges totaling $5,655,036 for Vanguard’s biodiesel facility and intangible assets.  See Note 3 to the consolidated financial statements for further information regarding the classification of Vanguard as a discontinued operation.

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

During the nine month period ended September 30, 2009, we increased our cash balance due to our receipt of an arbitration award relating to our 2006 acquisition of Vanguard totaling $875,428 in cash plus accrued interest of $63,900, as discussed above, partially offset by operating costs.

At September 30, 2009, our cash and cash equivalents totaled $233,691, and we had negative working capital of $6,869,915.  Included in working capital is $6,388,156 of accrued dividends on our Series A preferred stock, which we may pay at our option in shares of stock or cash.

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

We believe that our existing sources of liquidity, including the receipt of the proceeds from the Escrow Account should be sufficient to fund our continuing operations into the first quarter of 2010. We are currently seeking additional financing to fund our business and are attempting to sell our minority interest in CPC.  We cannot assure you that such a financing can be obtained or completed by us on favorable terms, or at all, or that we will be successful in selling our minority interest in CPC.  If we cannot accomplish any of these actions, or complete a strategic transaction in the next few months, we likely will wind-up and dissolve the Company.  See “Overview.”

Operating Activities
Cash provided by operating activities was $185,352 for the nine month period ended September 30, 2009, compared to cash used of $901,636 for the same period of 2008. Operating cash flows for the 2009 period reflects our net loss of $90,146, offset by changes in working capital of $275,213 and an impairment charge $550,711 related to our investment in CPC.  The change in working capital is primarily attributable to reductions in accounts payable and amounts due to OPA.

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

Investing Activities
We did not generate cash from investing activities during the nine month period ended September 30, 2009.  Cash used in investing activities was $15,817 for same period of 2008 resulting from capital expenditures for the Pollock Facility.

Financing Activities
We did not generate cash from financing activities during the nine month period ended September 30,2009. Cash provided by financing activities was $350,000 for the same period of 2008.  This amount resulted from a contractual principal payment of $150,000 on our term loan with our former lender, First South, and the receipt of $500,000 in proceeds from the repayment of a note receivable from CPC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Allegro Biodiesel Corporation v. Darrell J. Dubroc, et al., Civil Action No. 09-CV-08037-SHS, United States District Court, Southern District of New York

The Company has recently filed a complaint in the United States District Court for the Southern District of New York against certain former members (the “Former Members”) of Vanguard Synfuels, LLC (“Vanguard”).  The complaint alleges that the Former Members made certain material misstatements and failed to disclose certain material facts in connection with the Company’s original acquisition of Vanguard from the Former Members in September 2006.  The complaint seeks an unspecified amount of damages, interest and attorneys’ fees.  We intend to vigorously pursue this claim; however, litigation is inherently uncertain and there can be no assurances as to whether we will be successful.

ITEM 5.  OTHER INFORMATION

As we discussed in our most recent Form 8-K, we have been exploring the possibility of terminating our status as a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). We have now determined that we are eligible to do so, therefore we will be filing a Form 15 with the Securities and Exchange Commission shortly after the filing of this Form 10-Q. Upon the filing of that document, most of our obligations to file reports under the Exchange Act, including the filing of Forms 8-K, 10-Q and 10-K, will immediately cease.

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

ALLEGRO BIODIESEL CORPORATION

By:  /s/ W. Bruce Comer III

W. Bruce Comer III
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: November 12, 2009